Form 10-K
period 2013-12-31
CORELOGIC, INC.
filed 2014-02-27
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant's most recently-completed second fiscal quarter was $2,215,145,000.
On February 21, 2014, there were 91,274,033 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement with respect to the 2014 annual meeting of the stockholders are incorporated by reference in Part III of this report. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.

CoreLogic Inc.

PART I

Item 1. Business

The Company

We are a leading residential property information, analytics and services provider in the United States, Australia and New Zealand. The markets we serve include real estate and mortgage finance, insurance, capital markets, transportation and government. We deliver value to our customers through unique data, analytics, workflow technology, advisory and managed services. Our customers rely on us to help identify and manage growth opportunities, improve performance and mitigate risk. We are also a party to several joint ventures that provide products used in connection with loan originations, including appraisal management services, title insurance and other settlement services. These joint ventures are reflected as investments in affiliates on our consolidated balance sheets and our share of the income is reflected as equity in earnings of affiliates in our consolidated statements of income.

We believe that we offer our customers among the most comprehensive national databases of public, contributory and proprietary data covering real property and mortgage information, judgments and liens, parcel and geospatial data, criminal background records, national coverage eviction information, non-prime lending records, credit information, and tax information, among other data types. Our databases include over 880 million historical property transactions, over 93 million mortgage applications and property-specific data covering approximately 99% of U.S. residential properties exceeding 147 million records. We believe the quality of the data we offer is distinguished by our broad range of data sources and our core expertise in aggregating, organizing, normalizing, processing and delivering data to our customers.

With our data as a foundation, we have built strong analytics capabilities and a variety of value-added business services to meet our customers’ needs for mortgage and automotive credit reporting, property tax, property valuation, flood plain location determination and other geospatial data and related services.

We were originally incorporated in California in 1894, and were reincorporated in Delaware on June 1, 2010. Before June 1, 2010, we operated as The First American Corporation (“First American” or “FAC”) but, in connection with a transaction in which we spun off our financial services businesses (referred to as the "Separation"), we changed our name to CoreLogic, Inc. and began trading on the New York Stock Exchange under the symbol “CLGX.” As used herein, the terms "CoreLogic," the "Company," "we," "our" and "us" refer to CoreLogic, Inc. and our consolidated subsidiaries, except where it is clear that the terms mean only CoreLogic, Inc. and not our subsidiaries. Our executive offices are located at 40 Pacifica, Irvine, California, 92618-7471, our telephone number is (949) 214-1000, and our website is www.corelogic.com.

Corporate Events

Divestiture of Non-Core Businesses

As of December 31, 2013, we concluded we would actively pursue the sale of our Asset Management and Processing Solutions ("AMPS") reporting segment, which provides analytical and outsourcing services primarily relating to defaulting and foreclosed mortgage loans to mortgage servicers, financial institutions, government and governmental-sponsored enterprises and other companies. As a result, the businesses comprising the AMPS reporting segment have been reflected in our consolidated financial statements as discontinued operations in all periods presented.

Pending Acquisition

On June 30, 2013, we entered into an agreement to acquire Marshall & Swift/Boeckh ("MSB"), a provider of residential and commercial property valuation solutions, DataQuick Information Systems, a property data and analytics information company, and the credit and flood services operations of DataQuick Lending Solutions from the Decision Insight Information Group (together known as "DataQuick") for total consideration of $661.0 million, subject to certain closing adjustments. The closing of the transaction is conditioned upon customary closing conditions, including the expiration or termination of the waiting period of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR"). The operations of MSB's and DataQuick's data licensing and analytics units will be reported within our Data & Analytics ("D&A") segment. DataQuick's flood zone determination and credit servicing operations will be integrated into our Technology and Processing Solutions ("TPS") segment. On September 9, 2013 we announced that we had received a request for additional information and documentary material from the U.S. Federal Trade Commission (the “FTC”) in connection with the FTC's review of this transaction. We continue to work with the FTC in their review. The agreement provides for a March 31, 2014 termination date unless an extension is mutually agreed by the parties.

Contingent Credit Agreement

In September 2013, we entered into a contingent senior secured credit facility (the "Contingent Credit Agreement") with Bank of America, N.A., as administrative agent, and other financial institutions. The Contingent Credit Agreement provides for a $850.0 million five-year term loan facility (the "Contingent Term Facility") and a $550.0 million revolving credit facility (the "Contingent Revolving Facility"). The Contingent Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. Our ability to initially borrow under the Contingent Credit Agreement remains subject to the satisfaction of certain customary closing conditions, including the consummation of the MSB and DataQuick acquisition and the termination of our existing credit agreement. Unless extended by the parties, the Contingent Credit Agreement will terminate on March 31, 2014 if these conditions have not been satisfied on or prior to such date.

Our Data

Our data is the foundation of many of our products, analytics and services. Our data can generally be categorized as real property information, mortgage information and consumer information. We obtain our data from a variety of sources, including data gathered from public sources, data contributed by our customers and data purchased from data aggregators.

We gather a variety of data from public sources, including data and documents from federal, state and local governments. We enhance our public record information with the data we collect from other public and non-public sources to create comprehensive textual and geospatial views of each property within our coverage areas, including physical property characteristics, boundaries and tax values, current and historical ownership, voluntary and involuntary liens, tax assessments and delinquencies, environmental, flood and hazard information, criminal data, local trends, summary statistics and household demographics.

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

In addition, we gather property listing and tenant/landlord rental information from Boards of Realtors®, real estate agents, brokers, landlords, and owners of multi-tenant properties. We collect appraisals, broker price opinions and property valuations from appraisers, brokers and real estate agents. We receive consumer credit history information from credit reporting agencies, lenders and auto dealers.

Business Segments, Products and Services

In December 2013, we changed the name of our Mortgage Origination Services ("MOS") segment to TPS in order to better reflect the segment's core business capabilities. In addition, we moved our document processing, retrieval and loan file review operation from our D&A segment to our TPS segment. Further, in December 2013, we concluded we would actively pursue the sale of the AMPS reporting segment. As a result of these actions, as well as changes in management structure and internal reporting, we revised our reportable segments into D&A and TPS. The following table sets forth the key products and services we offer in each of these two reporting segments:

Reporting Segment	Key Products and Services

D&A	Property information and analytics Insurance and spatial solutions Multifamily and specialty services

TPS	Property tax processing (residential and commercial) Origination and underwriting services (credit, verification and flood) Technology and outsourcing solutions

We believe that we hold the leading market share position for many of our products and services, including:

•	payment processing property tax services, based on the number of loans under service;

•	flood zone determinations, based on the number of flood zone certification reports issued;

•	credit and income verification services to the United States mortgage lending industry, based on the number of credit reports issued;

•	property information based on number of inquiries; and

•	MLS, based on the number of active desktops.

Financial information regarding each of the Company’s business segments is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of Part II of this report. Financial information regarding our AMPS business are reflected as discontinued operations for all historical periods presented herein.

Data & Analytics

Our D&A segment offers access to data assets including real estate information (such as property characteristics, mortgage data, collateral, and images of publicly recorded documents relating to real property), mortgage-backed securities information, criminal and eviction records, employment verification, flood and hazard information and under-banked credit information. We license our data directly to our customers and provide our customers with analytical products and services for risk management, collateral assessment and fraud prediction. We also provide consumer screening and risk management for the multifamily housing and under-banked credit services industries. Our primary customers are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, property and casualty insurance companies, title insurance companies, property management companies and government-sponsored enterprises.

The following provides a more detailed description of our key D&A products and services:

Property information and analytics. We are a leading provider of fraud detection, collateral and mortgage performance analytics and real estate and mortgage-backed securities information. We use our data to link property location and characteristics, real estate transactions and consumer and loan information to provide useful insights and analysis for our customers. Our customers span many industries, including mortgage lending, government, capital markets, property and casualty insurance, direct marketing, utilities and retail. Our products and services include:

Data licensing and query. We obtain, normalize and aggregate real estate property and loan data and make such data available to our customers with a standard format over the web or in bulk data form. Additionally, we offer tools that enable our customers to take proactive steps with respect to their mortgage-backed securities, loan and real property portfolios. Using our data and proprietary technology, we offer a number of value-added services that help our customers assess risk, determine property values and track market performance. We also provide advisory services that allow holders of mortgage-backed securities, loan and real property portfolios to gain insight on the value, quality and attributes of those assets.

Valuation and fraud analytics. We offer our customers a host of property valuation services in an effort to assist them in assessing their risk of loss with alternative forms of property valuations, depending upon their needs and regulatory requirements. These include, among others, automated valuation models ("AVMs"), collateral risk scores, appraisal review services and valuation reconciliation services. We also provide solutions designed to assist our customers in detecting and preventing mortgage fraud and managing risk through a combination of patented predictive analytics and proprietary and contributed data. We also provide verification of applicant income and identity against Internal Revenue Service and Social Security Administration databases as well as provide certain employment verification services.

Insurance and Spatial Solutions. We are a leading provider of natural hazard risk management and information solutions with premium locational accuracy and spatial datasets. We enable originators, property and casualty insurers, telecommunications and energy firms and other businesses to make better decisions through the use of accurate location-based data and analytics. We provide businesses the solutions required to more effectively locate, assess and manage property-level assets and risks. In addition to the industry's first parcel-based geocoder and a proprietary parcel database covering more than 131 million parcels across the U.S., we maintain critical, accurate and up-to-date information across multiple hazard databases including information on damaging winds and sinkholes, flood data and the location of fire stations. We also offer specialized data and analytical models including Wildfire Risk Score, Coastal Risk Score, Flood Risk Score, and Earthquake and Fire Protection Class. Our analytics and hazard data are delivered to customers through multiple methods, including the RiskMeter OnlineTM platform, a leading software as a service platform targeted to insurance industry participants.

Multifamily and Specialty Services. We are a leading provider of screening and risk management, real estate listing software systems and credit reports for under-banked consumer and specialty borrowers. We use our data to link property location and characteristics, real estate transactions and consumer and loan information to provide useful insights and analysis for our customers. Our customers include residential property managers within the multifamily housing industry, real estate agents within the mortgage industry and major credit card issuers. Our products and services include:

Tenancy Data and Analytics. We are a leading provider of screening and risk management services for the multifamily housing industry. We conduct applicant screening and generate consumer reports containing information that may include landlord-tenant court records, lease and payment performance history, credit history and criminal records history primarily for residential property managers and owners throughout the U.S. We believe that we have the largest landlord-tenant court record database in the U.S. and we access criminal records databases to create customer-configured, criminal background decision analytics. We provide statistically-validated applicant scoring models, developed exclusively for the multifamily housing industry, which assess the risk of payment default by a prospective renter.

Realtor Solutions. We are the leading provider of real estate listing software systems, with more than 50% of all U.S. and Canadian real estate agents having access to our products and services. Our flagship software platform is customizable to meet our customers’ needs while maintaining a single code base. We integrate customer data with our robust property information, resulting in a comprehensive historical record on almost all residential properties in the U.S.

Under-Banked Credit Services. We are a leading provider of credit reports for under-banked consumer and specialty borrowers. Our customers range in size from single proprietorships to major credit card issuers.

Technology and Processing Solutions

We provide loan origination and closing-related services and solutions, including tax, flood and data services to mortgage originators. This segment's primary customers are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, government agencies and property and casualty insurance companies. In addition, we are party to several joint ventures that provide settlement services in connection with residential mortgage loans.

Property Tax Processing. We believe that we are currently the largest provider of property tax services in the U.S. We procure and aggregate property tax information from over 20,000 taxing authorities. We use this information to advise mortgage originators and servicers of the property tax payment status on their loans and to monitor that status for the life of the loans. If a mortgage lender requires tax payments to be impounded on behalf of its borrowers, we can also monitor and oversee the transfer of these funds to the taxing authorities and provide the lender with payment confirmation. Under a typical tax service contract, we, on behalf of the mortgage originators and servicers, monitor the real estate taxes owing on properties securing such originators’ and servicers’ mortgage loans for the life of such loans. In general, we indemnify mortgage lenders against losses resulting from a failure to monitor delinquent taxes. We also may indemnify mortgage lenders against losses for any failure to make accurate and timely payments to taxing authorities.

Origination and Underwriting Services. We are a leading provider of credit and income verification services and flood zone determinations. Our customers include mortgage lenders, originators or servicers and auto lenders. Our products and services include:

Credit and Income Verification Services. We believe that we are a leading provider of credit services in the U.S. mortgage and transportation markets, providing comprehensive solutions that help our customers meet their lending, leasing and other consumer credit automation needs. We are a leading reseller of credit information and also provide merged credit reports with information from each of the three primary credit bureaus in the U.S.

Flood Data Services. We believe that we are currently the largest provider of flood zone determinations within the U.S. Federal legislation passed in 1994 requires that most mortgage lenders obtain a determination of the current flood zone status at the time each loan is originated and obtain applicable updates during the life of the loan. We primarily provide flood zone determinations to mortgage lenders. We typically furnish a mortgage originator or servicer with a report as to whether a property lies within a governmentally delineated flood hazard area and then monitor the property for flood hazard status changes for as long as the loan is active.

Technology and Outsourcing Solutions. We are a leading provider of electronic-based lending solutions and are party to several joint ventures. Our products and services include:

Lending and Outsourcing Solutions. We provide cloud computing-based lending solutions to the financial services market through a comprehensive suite of enterprise lending automation solutions. Our solutions automate lending activities, consolidate functions and connect lenders with their partners and consumers in a collaborative, real-time environment in order to help lenders price, originate and fulfill consumer loans. Finally, we provide document retrieval, custom fulfillment, advisory and other services that allow our customers to benefit from our specialists and their knowledge of our data to provide project-based or client-customized reports.

National Joint Ventures. We are party to several joint ventures that provide products used in connection with loan originations, including appraisal management services, title insurance and other settlement services. These joint ventures are reflected as investments in affiliates on our consolidated balance sheets and our share of the income is reflected as equity in earnings of affiliates in our consolidated statement of operations.

Corporate

In addition to our two reporting segments, we also have a corporate group, which includes costs and expenses not allocated to our segments.

The following table sets forth our operating revenue for the last three years from our segments:

(in thousands)	2013	% of Total Operating Revenue	2012	% of Total Operating Revenue	2011	% of Total Operating Revenue
D&A	$591,204	44.4%	$567,687	46.0%	$515,767	51.1%
TPS	749,822	56.4%	679,860	55.0%	509,455	50.4%
Corporate	631	—%	640	0.1%	38,814	3.8%
Eliminations	(11,027)	(0.8)%	(12,804)	(1.0)%	(53,857)	(5.3)%
Operating revenue	$1,330,630	100.0%	$1,235,383	100.0%	$1,010,179	100.0%

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

Our most significant customer relationships tend to be long-term in nature and we typically provide a number of different services to each customer. Because of the depth of these relationships, we derive a significant portion of our aggregate revenue from our largest customers, with 29.1% of our 2013 operating revenues being generated by our ten largest customers.

Competition

We offer a diverse array of specialized products and services which compete directly and indirectly with similar products and services offered by national and local providers. We believe there is no single competitor who offers the same combination of products and services that we do. Therefore, we find that we compete with a broad range of entities.

Our D&A segment competes with entities that provide access to data or data-based analytical products and services as part of their product offerings, including Black Knight Financial Services (formerly Lender Processing Services), a business of Fidelity National Financial, Inc., First American Financial Corporation, Risk Management Solutions and Verisk Analytics, Inc. We compete based on the breadth and quality of our data sets, the exclusive nature of some of our key data sets, the quality and effectiveness of our products and the integration of our platforms into customer systems. We believe that the quality of the data we offer is distinguished by the broad range of our data sources, including non-public sources, the volume of records we maintain and our ability to provide data spanning a historical period of time that we believe, with respect to certain data sets, exceeds comparable data sets of most of our competitors.

Our TPS segment competes with third-party providers such as Black Knight Financial Services, which provides multiple product lines, Nationwide Title Clearing, a provider of document retrieval and post-closing services, specialty providers of tax and flood services such as Lereta LLC, as well as credit reporting agencies such as Equifax, Inc. and Experian plc. With these services, we compete largely based on the quality of the products and services we provide, our ability to provide scalable services at competitive prices and our ability to provide integrated platforms. We also compete with departments within financial institutions that utilize internal resources to provide similar services on a captive basis. We generally compete with captive providers based on the quality of our products and services, the scalability of our services, cost efficiencies and our ability to provide some level of risk mitigation.

Sales and Marketing

Our sales strategy is primarily customer-focused and is structured around customer size. For our largest customers, we assign a dedicated sales executive whose sole responsibility is to manage that overall customer relationship. For our remaining large and mid-sized customers, a sales executive has responsibility for multiple customers depending on the size of that sales executive’s customer portfolio. Our sales executives have key contacts within each customer’s business units and play an important role in maintaining current business relationships as well as prospecting for new business. The sales executives understand the current marketplace environment and have extensive knowledge of our customers’ internal operating structure and business needs. This relationship helps create a strategic partnership between us and our customers which allows us to develop and implement solutions that are tailored to our customers’ needs in a prompt and efficient manner.

Smaller and more regional customers are primarily managed through our telesales operations. Our telesales operations are responsible for working with mortgage and real estate brokers, appraisers, real estate agents, correspondents and other lenders.

Several of our business units have sales teams and subject matter experts that specialize in specific products and services. These sales teams and subject matter experts work collaboratively with our sales executives and our telesales operations to assist with customer sales by combining our data, products and services to meet the specific needs of each customer. They may be assigned to assist with sales in targeted markets, for certain categories of customers or for particular service groups.

Our marketing strategy is to use the most efficient methods available to successfully target and engage new and existing customers to build awareness, familiarity and interest in our business solutions, demand for our products and services, and accelerate the velocity of the sales opportunities. Our marketing activities include direct marketing, advertising, public relations, events marketing, social media and other targeted activities.

 Acquisitions and Divestitures

Historically, we have accelerated our growth into new products and services through acquisitions. We continually evaluate our business mix and seek to optimize our business portfolio through acquisitions and divestitures.

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

We have 46 issued patents in the U.S. covering business methods, software and systems patents, principally relating to automated valuation, fraud detection, data gathering, flood detection, MLS technology and property monitoring. We also have approximately 94 patent applications pending in these and other areas in the U.S. In addition, we have a number of issued patents and pending patent applications internationally, including in Canada and Australia. We believe the protection of our proprietary technology is important to our success and we intend to continue to seek to protect those intellectual property assets for which we have expended substantial research and development capital and which are material to our business.

In addition, we own more than 256 trademarks in the U.S. and foreign countries, including the names of our products and services and our logos and tag lines, many of which are registered. We believe many of our trademarks, trade names, service marks and logos are material to our business as they assist our customers in identifying our products and services and the quality that stands behind them.

We own more than 117 registered copyrights in the U.S., covering computer programs, reports and manuals. We also have other literary works, including marketing materials, handbooks, presentations and website contents that are protected under common law copyright. We believe our written materials are essential to our business as they provide our customers with insight into various areas of the financial and real estate markets in which we operate.

Our research and development activities focus primarily on the design and development of our analytical tools, software applications, and data sets (for example, new sources, data derived by linking across existing sources or metadata). We expect to continue our practice of investing to develop new software applications and systems in response to the market and customer needs we identify through customer input collected in meetings, phone calls and web surveys. We also assess opportunities to cross-link existing data sets to enhance our products' effectiveness.

In order to maintain control of our intellectual property, we enter into license agreements with our customers, granting rights to use our products and services, including our software and databases. We also audit our customers from time to time to ensure compliance with our agreements. This helps to maintain the integrity of our proprietary intellectual property and to protect the embedded information and technology contained in our solutions. As a general practice, employees, contractors and other parties with access to our proprietary information sign agreements that prohibit the unauthorized use or disclosure of our proprietary rights, information and technology.

Information Technology

Technology Transformation Initiative ("TTI"). In July 2012 we embarked on a technology transformation initiative designed to provide us with new functionality, increased performance and reduced application management and development costs. The TTI encompasses two phases. The first phase is designed to transform our existing technology infrastructure to run in a private, dedicated cloud environment hosted in Dell’s technology center located in Quincy, WA. We expect the transition of our existing data and systems infrastructure to Dell’s Quincy facility to occur during 2014 and the first half of 2015. The second phase of the TTI involves the creation of a next generation technology platform. This is expected to leverage social media, mobility, voice (as appropriate) and other capabilities via a delivery portal driven by a common data warehouse. We expect progressive deployment of our next generation platform to commence during the second half of 2015.

Technology. Our dedicated computing environment is intended to enable us to deliver secure and compliant data, analytics and services to support our customers' needs. A secure and certified network of systems, combined with enterprise-level service operations, positions us as a leading property insights provider to the financial services market. Additionally, our platform stores, processes and delivers our data and our proprietary technologies that are the foundation of our business and the development of our solutions. We operate a computing technology environment intended to allow us to operate flexible systems at all times and enables us to deliver increased capacity as needed or when customer needs demand increased speed of delivery.  Additionally, our unified network architecture allows us to operate multiple systems as a single resource capable of delivering our applications, data and analytics as a solution to our customers.

Data Centers. We currently utilize two data centers - one in Santa Ana, CA and one near Dallas, TX. As of July 2013, we transitioned full operational management of these data centers to Dell as the first step in our TTI and are in the process of migrating them to Dell's Quincy, WA facility. Our data centers are designed to provide high levels of connectivity and performance to support the day-to-day workflows of the leading mortgage origination and servicing companies as well as clients in financial services, real estate, transportation, government, insurance and other industries we serve.

Security. We have deployed a wide range of physical and technology security measures, along with a formal governance program, designed to ensure the security of our information technology infrastructure, personnel and data. Our governance program is based on extensive corporate information security policies, an information security awareness training program along with an enterprise compliance program. Our and Dell's information technology managers that oversee our data centers are Information Technology Infrastructure Library-certified. Dell is contractually obligated to comply with our information security policies and procedures. Our digital security framework provides layered protection designed to secure both active and inactive virtual machines in our two data centers. This approach enables dedicated virtual machines to regularly scan all of our systems. These measures help to detect and prevent intrusions, monitor firewall integrity, inspect logs, catch and quarantine malware and prevent data breaches. Our physical and virtual security solutions run in tandem, enabling us to better identify suspicious activities and implement preventive measures.

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

The Fair Credit Reporting Act ("FCRA") governs the practices of consumer reporting agencies that are engaged in the business of collecting and analyzing certain types of information about consumers, including credit eligibility information. The FCRA also governs the submission of information to consumer reporting agencies, the access to and use of information provided by consumer reporting agencies and the ability of consumers to access and dispute information held about them. A number of our databases and services are subject to regulation under the FCRA. The Fair and Accurate Credit Transactions Act of 2003 ("FACT Act") amended the FCRA to add a number of additional requirements. These include requirements concerning free annual credit reports, consumers' rights to include fraud alerts on their credit files, the development of procedures to combat identity theft, procedures for the accuracy and integrity of the information reported to consumer reporting agencies, notices in connection with credit pricing decisions based on credit report information and restrictions on the use of information shared among affiliates for marketing purposes. Certain of the FACT Act requirements apply to our businesses.

The Gramm-Leach-Bliley Act ("GLBA") regulates the sharing of non-public personal financial information held by financial institutions and applies indirectly to companies that provide services to financial institutions. In addition to regulating the information sharing, the GLBA requires that non-public personal financial information be safeguarded using physical, administrative and technological means. Certain of the non-public personal information we hold is subject to protection under the GLBA.

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

Regulation of Credit Reporting Businesses
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act") gave the Consumer Financial Protection Bureau ("CFPB") supervisory authority over “larger participants” in the market for consumer financial services, as the CFPB defines by rule. In July 2012, the CFPB finalized its regulation regarding larger participants in the consumer reporting market. Under the regulation, certain of our credit businesses are considered larger participants. As a result, the CFPB has the authority to conduct examinations of the covered credit businesses, and we will be examined by the CFPB as part of this authority.
Regulation of Settlement Services

The Real Estate Settlement Procedures Act ("RESPA") is enforced by the CFPB. RESPA generally prohibits the payment or receipt of fees or any other item of value for the referral of real estate-related settlement services. RESPA also prohibits fee shares or splits or unearned fees in connection with the provision of residential real estate settlement services, such as mortgage brokerage and real estate brokerage. Notwithstanding these prohibitions, RESPA permits payments for goods furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods or services provided. Our mortgage origination-related businesses that supply credit reports, flood and tax services and AVM reports to residential mortgage lenders as well as our National Joint Venture relationships are structured and operated in a manner intended to comply with RESPA and related regulations.

Regulation of Property Valuation Activities

Real estate appraisals, appraisal management companies, broker price opinions ("BPOs") and AVMs are all subject to federal and/or state regulation. The Dodd-Frank Act and implemented rules and guidance thereunder, and interagency guidance jointly issued by the federal financial institution regulators, have expanded regulation of these activities. Among the ways these activities are regulated are the following:

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

•
Appraisals, AVMs and other forms of home value estimates are now subject to more explicit and detailed quality control requirements, and creditors will be required to disclose to applicants information about the purpose, and provide consumers with a free copy, of any appraisal, AVM or other estimate of a home's value developed in connection with a residential real estate mortgage loan application;

•	The use of BPOs has been restricted somewhat; and

•
The increased regulation of AVMs and BPOs has created opportunities for expanded use of these tools in the residential mortgage lending industry. (We have introduced new products to pursue these opportunities.)

Regulation and Potential Examination by Consumer Financial Protection Bureau and Federal Financial Institution Regulators

The CFPB now serves as the principal federal regulator of providers of consumer financial products and services. As such, the CFPB has significant rulemaking authority under existing federal statutes (including the FCRA, the GLBA, and RESPA), as well as the authority to conduct examinations of certain providers of financial products and services. As discussed above, under the CFPB's authority to supervise larger market participants of the credit reporting market, the CFPB has the authority to conduct examinations of us. The CFPB also has the authority to initiate an investigation of our other businesses if it believes that a federal consumer financial law is being violated. Additionally, in early 2013, the CFPB issued several regulations that, although not directly applicable to us, potentially could present regulatory risk to us in our role as a service provider to providers of financial products and services. These regulations include the CFPB's Ability to Repay and Qualified Mortgage Standards, Mortgage Servicing Rules, Escrow Requirements for Higher-Priced Mortgage Loans, Appraisal Requirements for Higher-Priced Mortgage Loans, Loan Originator Compensation Requirements, Disclosure and Delivery Requirements for Copies of Appraisals and Other Written Valuations, and High-Cost Mortgage and Homeownership Counseling Requirements. We are in the process of evaluating the impact of these regulations on the services we provide and, where necessary, adjusting our products and services to conform to the new requirements.

The Bank Service Company Act permits the regulators of federal financial institutions to examine vendors, such as us, that provide outsourced services to their regulated entities. Similarly, the CFPB can conduct examinations of service providers to institutions under the supervision of the CFPB if that service provider provides a “material service” to the institution. As a result, most of our businesses could be examined by the CFPB or a federal banking regulator as a service provider to banks and other financial institutions.

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

Regulations Related to Discontinued Operations

Regulation of Loss Mitigation, Collection and other Mortgage Default-related Activity

Our AMPS segment assists mortgage loan servicers in handling various stages of the default, loss mitigation and REO management processes. Increasingly, these activities require licensure or are otherwise regulated. For example, some loss mitigation services that assist in the evaluation and completion of loan modifications are subject to the Secure and Fair Enforcement for Mortgage Licensing Act and analogous state statutes, and require state licensure of our entities and personnel, which we either have obtained or are currently in the process of obtaining. Likewise, the Fair Debt Collection Practices Act and similar state laws apply to loss mitigation activities. Lien release statutes affect some document processing we conduct on behalf of servicers. Similarly, our field services and REO management operations must comply with applicable state and local rules regarding securing and preserving properties, code enforcement and in some circumstances even eviction and unlawful detainer.

In February 2012, 49 state attorneys general and the federal government announced a joint state-federal settlement with the country's five largest mortgage servicers known as the National Mortgage Settlement. As part of the settlement, the affected mortgage servicers agreed to a set of strict servicing standards that require, among other things, a single point of contact for delinquent consumers, adequate staffing levels and training, better communication with borrowers, and appropriate standards for executing documents in foreclosure cases, ending improper fees, and ending dual-track foreclosures for many loans. The CFPB has codified the majority of these standards in its Mortgage Servicing Rules issued in final form on January 17, 2013. We must comply with these rules, which became effective on January 10, 2014, when supplying certain services to our servicer clients.

Employees

As of December 31, 2013, we had approximately 5,242 employees, of which approximately 4,834 were employed in the U.S. and 408 outside the U.S.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are also available free of charge through the "Investors" page on our Internet site at http://www.corelogic.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

Item  1A.  Risk Factors.

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

We rely extensively upon data from a variety of external sources to maintain our proprietary and non-proprietary databases, including data from third-party suppliers, various government and public record sources and data contributed by our customers. Our data sources could cease providing or reduce the availability of their data to us, increase the price we pay for their data, or limit our use of their data for a variety of reasons, including legislatively- or judicially-imposed restrictions on use. If a number of suppliers are no longer able or are unwilling to provide us with certain data, or if our public record sources of data become unavailable or too expensive, we may need to find alternative sources. If we are unable to identify and contract with suitable alternative data suppliers and efficiently and effectively integrate these data sources into our service offerings, we could experience service disruptions, increased costs and reduced quality of our services. Moreover, some of our suppliers compete with us in certain product offerings, which may make us vulnerable to unpredictable price increases from them. Significant price increases could have a material adverse effect on our operating margins and our financial position, in particular if we are unable to arrange for substitute sources of data on more favorable economic terms. Loss of such access or the availability of data in the future on commercially reasonable terms or at all may reduce the quality and availability of our services and products, which could have a material adverse effect on our business, financial condition and results of operations.

2.
Our customers and we are subject to various governmental regulations, and a failure to comply with government regulations or changes in these regulations could result in penalties, restrict or limit our or our customers' operations or make it more burdensome to conduct such operations, any of which could have a material adverse effect on our revenues, earnings and cash flows.

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

In addition, our businesses are subject to an increasing degree of compliance oversight by regulators and by our customers. Specifically, the Consumer Financial Protection Bureau ("CFPB") has authority to write rules affecting the business of credit reporting agencies and also to supervise, conduct examinations of, and enforce compliance as to federal consumer financial protections laws and regulations with respect to certain “non-depository covered persons” determined by the CFPB to be “larger participants” that offer consumer financial products and services. Two of our credit businesses - CoreLogic Credco and Teletrack - are subject to the CFPB non-bank supervision program. The CFPB and the prudential financial institution regulators such as the Office of the Comptroller of the Currency ("OCC") also have the authority to examine us in our role as a service provider to large financial institutions, although it is yet unclear how broadly they will apply this authority going forward. In addition, several of our largest bank customers are subject to consent orders with the OCC and/or are parties to the National Mortgage Settlement, both of which require them to exercise greater oversight and perform more rigorous audits of their key vendors such as us.

These laws and regulations (as well as laws and regulations in the various states or in other countries) could limit our ability to pursue business opportunities we might otherwise consider engaging in, impose additional costs or restrictions on us, result in significant loss of revenue, impact the value of assets we hold, or otherwise significantly adversely affect our business. In addition, this increased level of scrutiny may increase our compliance costs.

Our operations could be negatively affected by changes to laws and regulations and enhanced regulatory oversight of our customers and us. These changes may compel us to increase our prices in certain situations or decrease our prices in other situations, may restrict our ability to implement price increases, and may limit the manner in which we conduct our business or otherwise may have a negative impact on our ability to generate revenues, earnings and cash flows. If we are unable to adapt our products and services to conform to the new laws and regulations, or if these laws and regulations have a negative impact on our customers, we may experience customer losses or increased operating costs, and our business and results of operations could be negatively affected.

3.	Regulatory developments with respect to use of consumer data and public records could have a material adverse effect on our business, financial condition and results of operations.

Because our databases include certain public and non-public personal information concerning consumers, we are subject to government regulation and potential adverse publicity concerning our use of consumer data. We acquire, store, use and provide many types of consumer data and related services that are subject to regulation under the Fair Credit Reporting Act ("FCRA"), the Gramm-Leach-Bliley Act ("GLBA"), and the Driver's Privacy Protection Act and, to a lesser extent, various other federal, state, and local laws and regulations. These laws and regulations are designed to protect the privacy of consumers and to prevent the unauthorized access and misuse of personal information in the marketplace. Our failure to comply with these laws, or any future laws or regulations of a similar nature, could result in substantial regulatory penalties, litigation expense and loss of revenue.

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

System interruptions may impair the delivery of our products and services, resulting in a loss of customers and a corresponding loss in revenue. In August 2012, as part of our TTI, we entered into an agreement to outsource our technology infrastructure management services, including the hosting of our data centers, to Dell Marketing, L.P. ("Dell"). Although we expect the TTI will ultimately provide new functionality, increased performance and a reduction in application management and development costs, the project is complex and longer-term in nature and we cannot be sure that we will be successful in achieving our technology and cost-savings objectives on the timeframe we set forth, or at all. In addition, we depend heavily upon the computer systems and our existing technology infrastructure located in our data centers, which we expect will be moved under the Dell arrangement to Dell's data center(s) progressively over the next couple of years. Certain systems interruptions or events beyond our control could interrupt or terminate the delivery of our products and services to our customers. These interruptions also may interfere with our suppliers' ability to provide necessary data to us and our employees'

ability to attend work and perform their responsibilities. Any of these possible outcomes could result in a loss of customers or a loss in revenue, which could have an adverse effect on our business or operations.

6.
Because our revenue from customers in the mortgage, consumer lending and real estate industries is affected by the strength of the economy and the housing market generally, including the volume of real estate transactions, a negative change in any of these conditions could materially adversely affect our business and results of operations.

A significant portion of our revenue is generated from solutions we provide to the mortgage, consumer lending and real estate industries and, as a result, a weak economy or housing market may adversely affect our business. The volume of mortgage origination and residential real estate transactions is highly variable. Reductions in these transaction volumes could have a direct impact on certain portions of our revenues and may materially adversely affect our business, financial condition and results of operations. Moreover, negative economic conditions could affect the performance and financial condition of some of our customers in many of our businesses, which may lead to negative impacts on our revenue, earnings and liquidity in particular if these customers go bankrupt or otherwise exit certain businesses.

Our AMPS business segment, which is now reported within discontinued operations, is affected by declines in the level of loans seriously delinquent (loans delinquent 90 days or more) or loans in foreclosure and delays in the default cycle, which could negatively affect the demand for many of that segment's products and services. In addition, the AMPS segment is subject to higher levels of customer concentration and the loss of a significant customer could adversely impact segment performance.

7.
We do not solely control the operations and dividend policies of our partially-owned affiliates, including our National Joint Ventures. A decrease in earnings of or dividends from these joint ventures could have a negative impact on our earnings and cash flow.

In our National Joint Ventures with some of our largest customers, we share control of the management of the operations of the joint venture with the other partner. As a result, we cannot solely dictate the ventures' business strategy, operations or dividend policies without the cooperation of the respective partners. Our National Joint Ventures are impacted by many of the same regulatory and economic factors that affect our business. A decrease in earnings and dividends derived from these joint ventures could have a negative impact on our earnings and cash flow. In addition, our joint venture partners could decide to exit the joint venture or otherwise terminate the operations at their discretion, which could have a material adverse effect on our business and results of operations.

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

Our ten largest customers generated 29.1% of our 2013 operating revenues. These customers face continued pressure in the current economic and regulatory climate. Many of our relationships with these customers are long-standing and are important to our future operating results, but there is no guarantee that we will be able to retain or renew existing agreements or maintain our relationships on acceptable terms or at all. Deterioration in or termination of any of these relationships could significantly reduce our revenue and could adversely affect our business, financial condition and results of operations. In addition, certain of our businesses, including our AMPS business segment, have higher customer concentration than our company as a whole. As a result, these businesses may be disproportionately affected by declining revenue from, or loss of, a significant customer.

9.	We rely upon proprietary technology and information rights, and if we are unable to protect our rights, our business, financial condition and results of operations could be harmed.

Our success depends, in part, upon our intellectual property rights. We rely primarily on a combination of patents, copyrights, trade secrets, and trademark laws and nondisclosure and other contractual restrictions on copying, distribution and creation of derivative products to protect our proprietary technology and information. This protection is limited, and our intellectual property could be used by others without our consent. In addition, patents may not be issued with respect to our pending or future patent applications, and our patents may not be upheld as valid or may not prevent the development of competitive products. Any infringement, disclosure, loss, invalidity of, or failure to protect our intellectual property could negatively impact our competitive position, and ultimately, our business. Moreover, litigation may be necessary to enforce or protect our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation could be time-consuming, result in substantial costs and diversion of resources and could harm our business, financial condition, results of operations and cash flows.

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

11.
The acquisition and integration of businesses by us may involve increased expenses, and may not produce the desired financial or operating results contemplated at the time of the transaction. In addition, we may not be able to successfully consummate proposed divestitures.

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

In addition, our profitability may be impacted by gains or losses on any sales of businesses, or lost operating income or cash flows from such businesses. We also may be required to record asset impairment or restructuring charges related to divested businesses, or indemnify buyers for liabilities, which may reduce our profitability and cash flows. We may also not be able to negotiate such divestitures on terms acceptable to us. If we are not successful in divesting such businesses, our business could be harmed.

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

Over the last few years, we have reduced our costs by utilizing lower-cost labor outside the U.S. in countries such as India and the Philippines through outsourcing arrangements. These countries are subject to higher degrees of political and social instability than the U.S. and may lack the infrastructure to withstand political unrest or natural disasters. Such disruptions can impact our ability to deliver our products and services on a timely basis, if at all, and to a lesser extent can decrease efficiency and increase our costs. Weakness of the U.S. dollar in relation to the currencies used and higher inflation rates experienced in these countries may also reduce the savings we planned to achieve. Furthermore, the practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States and, as a result, many of our customers may require us to use labor based in the U.S. We may not be able to pass on the increased costs of higher-priced U.S.-based labor to our customers, which ultimately could have an adverse effect on our results of operations.

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

As of December 31, 2013, our total debt was approximately $839.9 million, and we have unused commitments of approximately $450.0 million under our credit facilities.

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

The markets for our products and services are intensely competitive. Our competitors vary in size and in the scope and breadth of the services they offer. We compete for existing and new customers against both third parties and the in-house capabilities of our customers. Many of our competitors have substantial resources. Some have widely-used technology platforms that they seek to use as a competitive advantage to drive sales of other products and services. In addition, we expect that the markets in which we compete will continue to attract new competitors and new technologies. These competitors and new technologies may be disruptive to our existing technology or service offerings, resulting in operating inefficiencies and increased competitive pressure. We cannot assure you that we will be able to compete successfully against current or future competitors. Any competitive pressures we face in the markets in which we operate could materially adversely affect our business, financial condition and results of operations.

17.
We may not be able to attract and retain qualified management or develop current management to assist in or lead company growth, which could have an adverse effect on our ability to maintain or increase our product and service offerings.

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

19. We may not be able to effectively achieve our growth strategies, which could adversely affect our financial condition or results of operations.

Our growth strategies, including revenue growth and margin expansion, depend in part on maintaining our competitive advantage with current products in new and existing markets, as well as our ability to develop new technologies and service offerings to serve such markets. There can be no assurance that we will be able to compete successfully in new markets or continue to compete effectively in our existing markets. If we fail to introduce new technologies or service offerings effectively or on a timely basis, we may lose market share and our results of operations or cash flows could be adversely affected.

20.	We share responsibility with First American Financial Corporation ("FAFC") for certain income tax liabilities for tax periods prior to and including the date of the Separation.

Under the Tax Sharing Agreement we entered into in connection with the Separation transaction, we are generally responsible for taxes attributable to our business and assets and FAFC is generally responsible for all taxes attributable to members of the FAFC group of companies or the assets, liabilities or businesses of the FAFC group of companies. Generally, any liabilities arising from adjustments to prior year (or partial year with respect to 2010) consolidated tax returns will be shared in proportion to each company's percentage of the tax liability for the relevant year (or partial year with respect to 2010), unless the adjustment is attributable to either party, in which case the adjustment will generally be for the account of such party. In addition to this potential liability associated with adjustments for prior periods, if FAFC were to fail to pay any tax liability it is required to pay under the Tax Sharing Agreement, we could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of our agreed-upon share of tax liabilities.

21.
If the certain transactions, including internal transactions, undertaken in anticipation of the Separation are determined to be taxable for U.S. federal income tax purposes, we, our stockholders that are subject to U.S. federal income tax and FAFC will incur significant U.S. federal income tax liabilities.

In connection with the Separation we received a private letter ruling from the Internal Revenue Service ("IRS") to the effect that, among other things, certain internal transactions undertaken in anticipation of the Separation will qualify for favorable treatment under the Internal Revenue Code, and the contribution by us of certain assets of the financial services businesses to FAFC and the pro-rata distribution to our shareholders of the common stock of FAFC will, except for cash received in lieu of fractional shares, qualify as a tax-free transaction for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code. In addition, we received opinions of tax counsel to similar effect. The ruling and opinions relied on certain facts, assumptions, representations and undertakings from us and FAFC regarding the past and future conduct of the companies' respective businesses and other matters. If any of these facts, assumptions, representations or undertakings is incorrect or not otherwise satisfied, we and our stockholders may not be able to rely on the ruling or the opinions of tax counsel and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions of tax counsel, the IRS could determine on audit that the Separation is taxable if it determines that any of these facts, assumptions, representations or undertakings were not correct or have been violated or if it disagrees with the conclusions in the opinions that were not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of us or FAFC after the Separation. If the Separation is determined to be taxable for U.S. federal and state income tax purposes, we and our stockholders that are subject to income tax could incur significant income tax liabilities.

In addition, under the terms of the Tax Sharing Agreement, in the event a transaction were determined to be taxable and such determination were the result of actions taken after the Separation by us or FAFC, the party responsible for such failure would be responsible for all taxes imposed on us or FAFC as a result thereof.

Moreover, the Tax Sharing Agreement generally provides that each party thereto is responsible for any taxes imposed on the other party as a result of the failure of the distribution to qualify as a tax-free transaction under the Code if such failure is attributable to post-Separation actions taken by or in respect of the responsible party or its stockholders, regardless of when the actions occur after the Separation, the other party consents to such actions or such party obtains a favorable letter ruling or opinion of tax counsel as described above.

22.
In connection with the Separation, we entered into a number of agreements with FAFC setting forth rights and obligations of the parties post-Separation. In addition, certain provisions of these agreements provide protection to FAFC in the event of a change of control of us, which could reduce the likelihood of a potential change of control that our stockholders may consider favorable.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2013, CoreLogic's real estate portfolio of 1.6 million square feet is comprised of leased property throughout 25 states in the U.S. and 101,000 square feet in the aggregate in Australia, Canada, India, France, Mexico, New Zealand and the United Kingdom. Our properties range in size from a single property under 1,000 square feet to our large, multiple-building complex in Westlake, Texas totaling 662,000 square feet. The Westlake property lease expires in March 2017. Our corporate headquarters is in Irvine, California, where we occupy 170,000 square feet pursuant to a lease that expires in July 2021.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our common stock is listed on the New York Stock Exchange and trades under the symbol "CLGX". The approximate number of record holders of our common stock on February 21, 2014 was 2,922. High and low stock prices for the last two years were as follows:

	2013		2012
	High	Low	High	Low
Quarter ended March 31,	$29.00	$24.48	$16.93	$12.44
Quarter ended June 30,	$28.68	$21.40	$18.68	$15.05
Quarter ended September 30,	$29.05	$23.69	$27.83	$18.35
Quarter ended December 31,	$36.19	$26.10	$29.00	$22.13

We did not declare dividends for the years ended December 31, 2013 and 2012. We do not expect to pay regular quarterly cash dividends, and any future dividends will be dependent on future earnings, financial condition, compliance with agreements governing our outstanding debt and capital requirements.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2013, we did not issue any unregistered shares of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table describes purchases by us of shares of our common stock which settled during each period set forth in the table below. Prices in column (a) include commissions. Purchases described in column (b) were made pursuant to our stock repurchase plan. In December 2013, the Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $350.0 million. As of December 31, 2013, we have $306.8 million value of shares that may yet be purchased under the plans or programs. The stock repurchase plan has no expiration date.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2013	201,500	$32.32	201,500	$109,944,564
November 1 to November 30, 2013	1,425,666	$34.46	1,425,666	$60,816,114
December 1 to December 31, 2013	1,493,476	$34.79	1,493,476	$306,779,126
Total	3,120,642	$34.48	3,120,642

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

The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock with corresponding changes in the cumulative total returns of the Standard & Poor’s Midcap 400 Index, the Standard & Poor’s 500 Index, the Standard & Poor’s Midcap 400 Data Processing Outsourced Services Index and a peer group index. The comparison assumes an investment of $100 on December 31, 2008 and reinvestment of dividends. This historical performance is not indicative of future performance.

On June 1, 2010, we completed the Separation in which we spun off the financial services businesses into a new, publicly-traded, New York Stock Exchange-listed company called First American Financial Corporation (“FAFC”) through a distribution (the “Distribution”) of all of the outstanding shares of FAFC to the holders of our common shares, par value $1.00 per share, as of May 26, 2010. For purposes of calculating the cumulative total return on our stock, it is assumed that each share of FAFC received in the Distribution on June 1, 2010 was immediately sold for its market value and the proceeds reinvested in additional shares of our common stock. The value of our common stock in periods subsequent to the Distribution therefore includes the value of the distributed shares but not the separate performance of those securities since June 1, 2010.

The Peer Group, which was used by the Board's Compensation Committee for 2013 compensation decisions, consisted of: Acxiom Corporation, Alliance Data Systems Corporation, Broadridge Financial Solutions, Inc., CIBER Inc., CSG Systems International Inc., DST Systems, Inc., The Dun & Bradstreet Corporation, Equifax, Inc., Fair Isaac Corporation, Fidelity National Information Services, Inc., Fiserv, Inc., Gartner, Inc., IHS Inc., Jack Henry & Associates, Inc., Black Knight Financial Services (formerly Lender Processing Services, Inc.), Sapient Corp., Syntel, Inc., and Verisk Analytics, Inc.

Item 6. Selected Financial Data

The selected consolidated financial data for the Company for the five-year period ended December 31, 2013 has been derived from the consolidated financial statements. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto, “Item 1—Business—Acquisitions,” and “Item 7—Management’s Discussion and Analysis—Results of Operations.” The consolidated statements of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010, and 2009 have been derived from financial statements not included herein.

Before June 1, 2010, we operated as The First American Corporation. On June 1, 2010, we completed the Separation in which we spun-off the financial services businesses into a new, publicly-traded, New York Stock Exchange-listed company called FAFC. In December 2010, we sold our employer and litigation services businesses. In September 2011, we closed our marketing services business. In August 2012, we completed the disposition of American Driving Records ("ADR") within our transportation services business. In September 2012, we completed the wind down of our consumer services business and our wholly-owned appraisal management company business. In December 2013, we concluded we would actively pursue the sale of our AMPS reporting segment. As a result, these results of operations are all reflected as discontinued operations. See Note 19 – Discontinued Operations of the notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of Part II of this report for additional disclosures.

(in thousands, except per share amounts)	For the year ended December 31,
Income Statement Data:	2013	2012	2011	2010	2009
Operating revenue	$1,330,630	$1,235,383	$1,010,179	$912,883	$970,418
Operating income	$172,876	$169,972	$36,860	$27,972	$38,271
Equity in earnings of affiliates, net of tax	$27,361	$35,983	$30,515	$40,885	$48,261
Amounts attributable to CoreLogic:
Income from continuing operations, net of tax	$130,200	$90,829	$21,103	$(8,459)	$3,697
(Loss)/income from discontinued operations, net of tax	(15,464)	17,623	(95,712)	(28,855)	192,940
(Loss)/income from sale of discontinued operations, net of tax	(7,008)	3,841	—	(18,985)	—
Net income/(loss)	$107,728	$112,293	$(74,609)	$(56,299)	$196,637
Balance Sheet Data:
Assets of discontinued operations	$138,023	$207,635	$277,304	$486,248	$6,113,609
Total assets	$3,003,355	$3,030,328	$3,118,702	$3,241,871	$8,843,902
Long-term debt, excluding discontinued operations	$839,930	$792,426	$908,287	$720,875	$570,457
Total equity	$1,044,373	$1,170,946	$1,244,822	$1,545,141	$3,156,671
Dividends on common shares	$—	$—	$—	$22,657	$84,349
Amounts attributable to CoreLogic:
Basic income/(loss) per share:
Income from continuing operations, net of tax	$1.37	$0.88	$0.19	$(0.08)	$0.04
(Loss)/income from discontinued operations, net of tax	(0.16)	0.17	(0.88)	(0.26)	2.04
(Loss)/income from sale of discontinued operations, net of tax	(0.07)	0.04	—	(0.17)	—
Net income/(loss)	$1.14	$1.09	$(0.69)	$(0.51)	$2.08
Diluted income/(loss) per share:
Income from continuing operations, net of tax	$1.34	$0.87	$0.19	$(0.08)	$0.04
(Loss)/income from discontinued operations, net of tax	(0.16)	0.17	(0.87)	(0.26)	2.02
(Loss)/income from sale of discontinued operations, net of tax	(0.07)	0.04	—	(0.17)	—
Net income/(loss)	$1.11	$1.08	$(0.68)	$(0.51)	$2.06
Weighted average shares outstanding
Basic	95,088	102,913	109,122	111,529	94,551
Diluted	97,109	104,050	109,712	112,363	95,478

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation, statements regarding our future operations, financial condition and prospects, operating results, revenues and earnings liquidity, our estimated income tax rate, unrecognized tax positions, amortization expenses, impact of recent accounting pronouncements, our TTI program, our acquisition and divestiture strategy and our growth plans, share repurchases, the level of aggregate U.S. mortgage originations and inventory of delinquent mortgage loans and loans in foreclosure and the reasonableness of the carrying value related to specific financial assets and liabilities.

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

•	compromises in the security of our data, including the transmission of confidential information, or systems interruptions;

•	difficult conditions in the mortgage and consumer lending industries and the economy generally;

•	our ability to protect proprietary technology rights;

•	our TTI and growth strategies and our ability to effectively and efficiently implement them;

•	risks related to the outsourcing of services and international operations;

•	our indebtedness and the restrictions in our various debt agreements;

•	our ability to realize the anticipated benefits of certain acquisitions and/or divestitures and the timing thereof; and

•	impairments in our goodwill or other intangible assets.

We urge you to carefully consider these risks and uncertainties and review the additional disclosures we make concerning risks and uncertainties that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Item 1A, “Risk Factors” in this 10-K, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Annual Report on Form 10-K.

Business Overview

We are a leading provider of property, financial and consumer information, analytics and services to mortgage originators and servicers, financial institutions, insurers, and other businesses, government and government-sponsored enterprises. Our data, query, analytical and business outsourcing services help our customers to identify, manage and mitigate credit and interest rate risk. We have more than one million users who rely on our data and predictive decision analytics to reduce risk, enhance transparency and improve the performance of their businesses.

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

With our data as a foundation, we have built strong analytics capabilities and a variety of value-added business services to meet our customers’ needs for mortgage and automotive credit reporting, property tax, property valuation, flood plain location determination and other geospatial data and related services.

Critical Accounting Policies and Estimates

Our significant accounting policies are discussed in Note 2 - Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data. We consider the accounting policies described below to be critical in preparing our consolidated financial statements. These policies require us to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures of contingencies. Our assumptions, estimates and judgments are based on historical experience, current trends and other factors that we believe to be relevant at the time we prepare the consolidated financial statements. Although we believe that our estimates and assumptions are reasonable, we cannot determine future events. As a result, actual results could differ materially from our assumptions and estimates.

Basis of presentation and consolidation. Our discussion and analysis of financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with GAAP. Our operating results for the years ended December 31, 2013, 2012 and 2011 include results for any acquired entities from the applicable acquisition date forward and all prior periods have been adjusted to properly reflect discontinued operations. All significant intercompany transactions and balances have been eliminated.

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

For products or services where delivery occurs at a point in time, we recognize revenue upon delivery. These products or services include sales of tenancy data and analytics, credit solutions for mortgage and automotive industries, under-banked credit services, flood and data services, claims management, asset management and processing solutions, broker price opinions, and field services where we perform property preservation services.

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

Tax service revenues are comprised of periodic loan fees and life-of-loan fees. For periodic loans, we generate monthly fees at a contracted fixed rate for as long as we service the loan. Loans serviced with a one-time, life-of-loan fee are billed once the loan is boarded to our tax servicing system in accordance with a customer tax servicing agreement. Life-of-loan fees are then deferred and recognized ratably over the expected service period. The rates applied to recognize revenues assume a 10-year contract life and are adjusted to reflect prepayments. We review the tax service contract portfolio quarterly to determine if there have been material changes in contract lives, deferred on-boarding costs, expected service period, and/or changes in the number and/or timing of prepayments. Accordingly, we may adjust the rates to reflect current trends.

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

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of personnel-related costs, selling costs, restructuring costs, corporate costs, fees for professional and consulting services, advertising costs, uncollectible accounts and other costs of administration such as marketing, human resources, finance and administrative roles.

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

If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then management’s impairment testing process may include two additional steps. The first step (“Step 1”) compares the fair value of each reporting unit to its book value. The fair value of each reporting unit is determined by using discounted cash flow analysis and market approach valuations. If the fair value of the reporting unit exceeds its book value, then goodwill is not considered impaired and no additional analysis is required. However, if the book value is greater than the fair value, a second step (“Step 2”) must be completed to determine if the implied fair value of the goodwill exceeds the book value of the goodwill.

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

These tests utilize a variety of valuation techniques, all of which require us to make estimates and judgments. Fair value is determined by employing an expected present value technique, which utilizes multiple cash flow scenarios that reflect a range of possible outcomes and an appropriate discount rate. The use of comparative market multiples (the “market approach”) compares the reporting unit to other comparable companies (if such comparables are present in the marketplace) based on valuation multiples to arrive at a fair value. We also use certain of these valuation techniques in accounting for business combinations, primarily in the determination of the fair value of acquired assets and liabilities. In assessing the fair value, we utilize the results of the valuations (including the market approach to the extent comparables are available) and consider the range of fair values determined under all methods and the extent to which the fair value exceeds the book value of the equity. As of December 31, 2013, our reporting units related to continuing operations are D&A and TPS.

In December 2013, we moved our document solutions business line from our D&A segment to our TPS segment. Further, as of December 31, 2013, we concluded we would actively pursue the sale of AMPS reporting segment. As a result of these actions as well as changes in management structure and internal reporting, we revised our reporting for segment disclosure purposes and revised our reporting units for purposes of evaluating the carrying value of our goodwill. This assessment required us to perform a fourth quarter reassignment of our goodwill to each reporting unit impacted using the relative fair value approach, based on the fair values of the reporting units as of December 31, 2013. Based on the results of our fourth quarter goodwill impairment test, we noted no impairment in our reporting units within our continuing operations. As part of the process of marketing the sale of these businesses, we updated our long-term projections and obtained indicative fair market values from potential participants during the first quarter of 2014. The level of indicative values was below the net book value of the businesses being marketed; therefore, we recorded a pre-tax non-cash impairment charge of $51.8 million, effective as of December 31, 2013, within (loss)/income from discontinued operations, net of tax. It is reasonably possible that changes in the facts, judgments, assumptions and estimates used in assessing the fair value of the goodwill could cause a reporting unit to become impaired.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. Key assumptions used to determine the fair value of our reporting units and our document solutions business line in our testing were: (a) expected cash flow for the period from 2014 to 2019; and (b) a discount rate ranging from 10.5% to 17.0%, which was based on management's best estimate of the after-tax weighted average cost of capital.

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

Stock-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide services in exchange for the award. We used the binomial lattice option-pricing model to estimate the fair value for any options granted after December 31, 2006 through December 31, 2009. For the options granted since January 1, 2010, we used the Black-Scholes model to estimate the fair value. We utilize the straight-line single option method of attributing the value of stock-based compensation expense unless another expense attribution model is required. As stock-based compensation expense recognized in the results of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We apply the long-form method for determining the pool of windfall tax benefits.

Currently, our primary means of stock-based compensation is granting restricted stock units (“RSUs”). The fair value of any RSU grant is based on the market value of our shares on the date of grant and is generally recognized as compensation expense over the vesting period. RSUs granted to certain key employees have graded vesting and have a service and performance requirement ("PBRSUs"), and are therefore expensed using the accelerated multiple-option method to record stock-based compensation expense. Since January 1, 2013, the PBRSUs could be subject to service-based, performance-based and market-based vesting and were estimated using Monte-Carlo simulation. All other RSU awards have graded vesting and service is the only requirement to vest in the award, and are therefore generally expensed using the straight-line single option method to record stock-based compensation expense.

In addition to stock options and RSUs, we have an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85.0% of the lesser of the closing price on the first or last trading day of each quarter (which was amended in 2014 from the closing price on the last trading day of each quarter). We recognize an expense in the amount equal to the discount. Our employee stock purchase plan was approved by our stockholders at our 2012 annual meeting of stockholders and the first offering period commenced in October 2012.

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

Overview of Business Environment and Company Developments

Business Environment

We generate the majority of our revenues from clients with operations in the U.S. residential real estate, mortgage origination and mortgage servicing markets. We believe the volume of real estate transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, employment levels and the overall state of the U.S. economy.

Approximately 29.1% of our operating revenues for the year ended December 31, 2013 were generated from our ten largest customers. Given that many of our origination-related products and services are provided early in the origination cycle, mortgage application volumes are a leading indicator of demand for these products and services. We believe total mortgage originations decreased approximately 20.0% over the course of the year in 2013 relative to the same period of 2012. During

2012 and the first half of 2013, the level of mortgage originations, particularly refinancing transactions, was relatively high due to historically low long-term interest rates, the accommodative policy stance of the Federal Reserve, and the presence of federal government programs targeting mortgage loan refinancing and modification activity. However, based on increases in interest rates which began in the middle of 2013, the level of refinancing transactions declined sharply relative to levels in 2012 and the first half of 2013, and we expect similar levels in the near term.

Recent Company Developments

Acquisitions

In December 2013, we completed our acquisition of EQECAT, Inc. and EQECAT Sarl ("EQECAT") for $20.5 million. EQECAT is a catastrophic risk modeling business primarily serving the insurance market and is included as a component of the D&A segment.

In September 2013, we acquired an additional 10% interest in PropertyIQ Ltd. ("PIQ"), a New Zealand joint venture, for NZD$3.3 million or $2.6 million, resulting in a 60% controlling interest. PIQ is included as a component of the D&A segment.

In July 2013, we completed our acquisition of Bank of America's flood zone determination and tax processing services operations for $62.5 million. These operations are included as a component of the TPS segment.

These business combinations did not have a material impact on our consolidated financial statements.

Pending Acquisition

On June 30, 2013, we entered into an agreement to acquire MSB, a provider of residential and commercial property valuation solutions, DataQuick Information Systems, a property data and analytics information company, and the credit and flood services operations of DataQuick for total consideration of $661.0 million, subject to certain closing adjustments. The closing of the transaction is conditioned upon customary closing conditions, including the expiration or termination of the waiting period of the HSR. The operations of MSB and DataQuick's data licensing and analytics units will be reported within our D&A segment. DataQuick's flood zone determination and credit servicing operations will be integrated into our TPS segment.

Divestiture of Non-Core Businesses

In December 2013, we concluded we would actively pursue the sale of the AMPS reporting segment. As a result, the businesses comprising the AMPS reporting segment have been reflected in our consolidated financial statements as discontinued operations and the results of these businesses in the prior years have been reclassified to conform to current periods.

Technology Transformation Initiative

In July 2012, as part of our on-going cost efficiency programs, we announced the launch of our TTI with Dell, which is a major technology transformation initiative designed to provide us with new functionality, increased performance and reduced application management and development costs. The TTI encompasses two phases. The first phase is designed to transform our existing technology infrastructure to run in a private dedicated cloud environment hosted in Dell’s technology center located in Quincy, WA. The transition of our existing data and systems infrastructure to Dell’s Quincy facility is expected to occur during 2014 and the first half of 2015. The second phase of the TTI involves the creation of a next-generation technology platform to leverage social media, mobility, voice (as appropriate) and other capabilities via a delivery portal driven by a common data warehouse. Progressive deployment of our next generation platform is currently expected to commence during the second half of 2015. For the year ended December 31, 2013, expenses incurred related to the initiative were $19.1 million, of which $8.7 million are non-cash charges. Further, we capitalized $16.0 million of expenditures for the year ended December 31, 2013 related to the TTI.

Unless otherwise indicated, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K relate solely to the discussion of our continuing operations.

Consolidated Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Operating Revenues

Our consolidated operating revenues were $1,330.6 million for the year ended December 31, 2013, an increase of $95.2 million, or 7.7%, when compared to 2012, and consisted of the following:

(in thousands, except percentages)	2013	2012	$ Change	% Change
D&A	$591,204	$567,687	$23,517	4.1%
TPS	749,822	679,860	69,962	10.3%
Corporate and eliminations	(10,396)	(12,164)	1,768	(14.5)%
Operating revenues	$1,330,630	$1,235,383	$95,247	7.7%

Our D&A segment revenues increased by $23.5 million, or 4.1%, when compared to 2012. Acquisition activity accounted for $27.0 million of the increase in 2013. Excluding acquisition activity, the decrease of $3.5 million was primarily due to lower volumes which reduced multifamily and specialty services revenues by $5.6 million and the impact of unfavorable foreign exchange of $5.6 million. This was partially offset by higher property information and analytics revenues of $7.3 million due to growth in valuation and fraud analytics services and higher insurance and spatial solutions revenues of $0.5 million.

Our TPS revenues increased by $70.0 million, or 10.3%, when compared to 2012. Acquisition activity accounted for $39.1 million of the increase in 2013. Excluding acquisition activity, the increase of $30.9 million was primarily due to market share gains which increased our property tax processing revenues by $31.0 million and our origination and underwriting services revenues by $4.1 million. This was partially offset by lower technology and outsourcing services revenues of $4.3 million due to lower volumes.

Our corporate and eliminations revenues were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services

Our consolidated cost of services were $670.2 million for the year ended December 31, 2013, an increase of $60.8 million, or 10.0%, when compared to 2012. Acquisition activity accounted for $30.3 million of the increase in December 31, 2013. Excluding acquisition activity, the increase of $30.6 million was primarily due to higher revenues, which increased cost of services by approximately $14.4 million, higher credit services-related costs from credit bureau-related expenses of $13.1 million and higher other expenses of $3.7 million. The increase was partially offset by favorable foreign exchange impact of $0.5 million.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $360.5 million for the year ended December 31, 2013, an increase of $26.3 million, or 7.9%, when compared to 2012. Acquisition activity accounted for $26.8 million of the increase in 2013. Excluding acquisition activity, the decrease of $0.6 million was primarily due to our on-going cost efficiency programs, which lowered facility and lease equipment costs by $6.8 million and lowered software expense by $5.8 million. We also experienced higher capitalized costs of $5.1 million and the impact of favorable foreign exchange and other expense of $3.5 million. The decrease was partially offset by higher external service costs of $13.8 million and higher professional fees of $6.8 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $127.0 million for the year ended December 31, 2013, an increase of $5.2 million, or 4.3%, when compared to 2012. Acquisition activity accounted for $8.1 million of the variance in 2013. Excluding acquisition activity, the decrease of $2.8 million was primarily due to the write-off of non-performing assets in the prior year.

Operating Income

Our consolidated operating income was $172.9 million for the year ended December 31, 2013, an increase of $2.9 million, or 1.7%, when compared to 2012, and consisted of the following:

(in thousands, except percentages)	2013	2012	$ Change	% Change
D&A	$107,112	$101,770	$5,342	5.2%
TPS	166,688	178,625	(11,937)	(6.7)%
Corporate and eliminations	(100,924)	(110,423)	9,499	(8.6)%
Operating income	$172,876	$169,972	$2,904	1.7%

Our D&A segment operating income increased by $5.3 million, or 5.2%, when compared to 2012. Acquisition activity accounted for $6.7 million of the increase in 2013. Excluding acquisition activity, operating income decreased $1.3 million and operating margins decreased 10 basis points as a prior year $7.0 million benefit related to the favorable litigation settlement of patent and other intellectual property rights was partially offset by favorable revenue mix in 2013.

Our TPS operating income decreased by $11.9 million, or 6.7%, when compared to 2012. Acquisition activity accounted for $5.7 million of higher operating losses in 2013. Excluding acquisition activity, operating income decreased $6.2 million and operating margins decreased 200 basis points primarily due to higher credit services-related costs from credit bureau-related expenses.

Corporate and eliminations operating loss decreased $9.5 million, or 8.6%, due to lower selling, general and administrative expenses from on-going cost efficiency programs.

Total Interest Expense, net

Our consolidated total interest expense, net was $47.6 million for the year ended December 31, 2013, a decrease of $5.1 million, or 9.7%, when compared to 2012. The decrease was due to lower average outstanding debt balances as a result of the principal prepayments under the term loan facility of our credit agreement and lower applicable interest rates.

Gain/(Loss) on Investments and Other, Net

Our consolidated gain on investments and other income, net was $12.0 million for the year ended December 31, 2013, a favorable variance of $14.5 million when compared to 2012. The variance was primarily due to a 2012 impairment loss of $7.5 million related to certain land assets, the current year acquisition of a controlling interest in an investment in an affiliate, resulting in a change in equity interest and the recognition of a gain of approximately $6.6 million and higher realized gains on investments of $0.4 million.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations was $34.5 million and $60.5 million for the years ended December 31, 2013 and 2012, respectively. Our effective income tax rate was 25.1% and 52.4% for the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, we recorded an income tax benefit related to research and development credits, which favorably impacted our tax rate. For the year ended December, 31, 2012, we recorded out-of-period adjustments primarily for periods prior to 2010, which unfavorably impacted our tax rate. Further in 2012, we increased our valuation allowance on federal and state capital loss carryovers, state net operating loss carryovers, and foreign deferred tax assets and net operating loss carryovers principally as a result of valuation allowances provided on a foreign subsidiary.

Equity in Earnings of Affiliates, Net of Tax

Our consolidated equity in earnings of affiliates, net of tax was $27.4 million for the year ended December 31, 2013, a decrease of $8.6 million, or 24.0%, when compared to 2012. The decrease was primarily due to declining mortgage origination volumes, which lowered our equity in earnings of affiliates, net by $3.4 million. The remaining variance was due to the disposal and dissolution of various investments in affiliates.

(Loss)/Income from Discontinued Operations, Net of Tax

Our consolidated loss from discontinued operations, net of tax was $15.5 million for the year ended December 31, 2013, an unfavorable variance of $33.1 million when compared to 2012. The variance is primarily due to a pre-tax non-cash goodwill impairment charge of $51.8 million associated with our AMPS business, or $43.7 million net of tax, partially offset by lower losses from discontinued operations from the remaining businesses.

(Loss)/Gain from Sale of Discontinued Operations, Net of Tax

Our consolidated loss from discontinued operations, net of tax was $7.0 million for the year ended December 31, 2013, an unfavorable variance of $10.8 million when compared to 2012. The variance was primarily related to estimated tax liabilities associated with audits of disposed subsidiaries.

Net Income/(Loss) Attributable to Noncontrolling Interests

Our consolidated net income attributable to noncontrolling interests was $0.1 million for the year ended December 31, 2013, an increase of $0.6 million, or 91.8%, when compared to 2012. The variance was primarily due to the divestiture of our noncontrolling interests in 2013.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Operating Revenues

Our consolidated operating revenues were $1,235.4 million for the year ended December 31, 2012, an increase of $225.2 million, or 22.3%, when compared to 2011, and consisted of the following:

(in thousands, except percentages)	2012	2011	$ Change	% Change
D&A	$567,687	$515,767	$51,920	10.1%
TPS	679,860	509,455	170,405	33.4%
Corporate and eliminations	(12,164)	(15,043)	2,879	(19.1)%
Operating revenues	$1,235,383	$1,010,179	$225,204	22.3%

Our D&A segment revenues increased by $51.9 million, or 10.1%, when compared to 2011. Acquisition activity accounted for $34.9 million of the increase in 2012. Excluding acquisition activity, the increase of $17.1 million was primarily due to higher property information and analytics revenues of $19.0 million due to growth in data licensing and query services and higher insurance and spatial solutions revenues of $2.5 million. This was partially offset by market declines which reduced multifamily and specialty services revenues by $4.4 million.

Our TPS revenues increased by $170.4 million, or 33.4%, when compared to 2011. Acquisition activity accounted for $11.8 million of the increase in 2012. Excluding acquisition activity, the increase of $158.6 million was primarily due to higher mortgage loan origination volumes and market share gains which increased our origination and underwriting services revenues by $82.7 million, our property tax processing revenues by $56.2 million and our technology and outsourcing services revenues by $19.8 million.

Our corporate and eliminations revenues were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services

Our consolidated cost of services were $609.4 million for the year ended December 31, 2012, an increase of $91.5 million, or 17.7%, when compared to 2011. Acquisition activity accounted for $20.3 million of the increase in 2012. Excluding acquisition activity, the increase of $71.3 million was primarily due to higher revenues, which increased cost of services by approximately $92.2 million, higher credit services-related costs from credit bureau-related expenses of $7.6 million and higher other expenses of $6.8 million. This was partially offset by lower costs of $35.3 million resulting from our efficiency initiatives in our property tax processing business.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $334.2 million for the year ended December 31, 2012, a decrease of $13.2 million, or 3.8%, when compared to 2011. Acquisition activity accounted for $19.6 million of the increase in 2012. Excluding acquisition activity, the decrease of $32.8 million was primarily due to cost-reduction initiatives, which resulted in lower professional fees of $29.1 million, lower facility and leased equipment costs of $15.0 million and lower compensation expense of $5.4 million. We also experienced higher capitalized costs of $2.7 million. The decrease was partially offset by higher external service costs of $18.7 million and other expenses of $0.8 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense were $121.8 million for the year ended December 31, 2012, an increase of $13.7 million, or 12.7%, when compared to 2011. Acquisition activity accounted for $10.4 million of the increase in 2012. Excluding acquisition activity, the increase of $3.3 million was primarily due to the write-off of non-performing assets.

Operating Income

Our consolidated operating income was $170.0 million for the year ended December 31, 2012, an increase of $133.1 million, or 361.1%, when compared to 2011, and consisted of the following:

(in thousands, except percentages)	2012	2011	$ Change	% Change
D&A	$101,770	$67,938	$33,832	49.8%
TPS	178,625	78,816	99,809	126.6%
Corporate and eliminations	(110,423)	(109,894)	(529)	0.5%
Operating income	$169,972	$36,860	$133,112	361.1%

Our D&A segment operating income increased by $33.8 million, or 49.8%, when compared to 2011. Acquisition activity accounted for $0.9 million of the increase in 2012. Excluding acquisition activity, operating income increased $32.9 million and operating margins increased 630 basis points primarily due to higher revenues and a favorable settlement of litigation regarding patent and other intellectual property rights of $7.0 million.

Our TPS segment operating income increased by $99.8 million, or 126.6%, when compared to 2011. Acquisition activity accounted for $4.5 million of higher operating losses in 2012. Excluding acquisition activity, operating income increased $104.3 million and operating margins increased 1,200 basis points primarily due to higher origination volumes and market share gains coupled with lower selling, general and administrative expenses from on-going cost efficiency programs.

Corporate and eliminations operating loss decreased $0.5 million, or 0.5%, due to lower selling, general and administrative expenses from on-going cost efficiency programs.

Total Interest Expense, net

Our consolidated total interest expense, net was $52.8 million for the year ended December 31, 2012, a decrease of $5.8 million, or 9.8%, when compared to 2011. The decrease was due to the expensing of deferred financing costs of $10.2 million incurred in 2011related to the extinguishment of our bank debt facilities; partially offset by higher interest expense of $2.6 million due to higher average outstanding debt balance and lower interest income of $1.8 million in 2012.

Gain/(Loss) on Investments and Other, Net

Our consolidated loss on investments and other income, net was $2.5 million for the year ended December 31, 2012, an unfavorable variance of $63.3 million when compared to 2011. The variance is primarily due to a 2012 impairment loss of $7.5 million on land held for investment and a 2011 gain of $58.9 million from the acquisition of RP Data, a former investment in an affiliate.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations was $60.5 million and $47.5 million for the years ended December 31, 2012 and 2011, respectively. Our effective income tax rate was 52.4% and 124.7% for the years ended December 31, 2012 and 2011, respectively. For the year ended December, 31, 2012, we recorded out of period adjustments primarily for periods prior to 2010. Further in 2012, we increased our valuation allowance on federal and state capital loss carryovers, state net operating loss carryovers, and foreign deferred tax assets and net operating loss carryovers principally as a result of valuation allowances provided on a foreign subsidiary. For the year ended December 31, 2011, we had a reversal of deferred taxes related to our interest in Dorado when it was held as an equity method investment and excess tax gain on the sale of CoreLogic India.

Equity in Earnings of Affiliates, Net of Tax

Our consolidated equity in earnings of affiliates, net of tax were $36.0 million for the year ended December 31, 2012, an increase of $5.5 million, or 17.9%, when compared to 2011. The increase is primarily due to higher mortgage loan refinance activity in 2012.

Income from Discontinued Operations, Net of Tax

Our consolidated income from discontinued operations, net of tax was $17.6 million for the year ended December 31, 2012, a favorable variance of $113.3 million when compared to 2011. The variance is primarily due to the closure of our marketing services business which resulted in a loss of $102.1 million in 2011.

(Loss)/Gain from Sale of Discontinued Operations, Net of Tax

Our consolidated gain from discontinued operations, net of tax was $3.8 million, for the year ended December 31, 2012, an increase of $3.8 million, when compared to 2011. The gain was due to the disposition of our transportation services business.

Net Income/(Loss) Attributable to Noncontrolling Interests

Our consolidated net loss attributable to noncontrolling interests was $0.6 million for the year ended December 31, 2012, an increase of $1.6 million, or 165.8%, when compared to 2011. The variance is primarily due to lower revenues from our technology solutions controlling interest in 2012.

Liquidity and Capital Resources

Cash and cash equivalents totaled $134.7 million and $152.0 million as of December 31, 2013 and 2012, respectively, representing a decrease of $17.2 million compared to 2012 and a decrease of $108.0 million compared to 2011.

We hold our cash balances inside and outside of the U.S. Our cash balances held outside of the U.S. are primarily related to our international operations. At December 31, 2013, we held $30.3 million in foreign jurisdictions. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We plan to maintain significant cash balances outside the U.S. for the foreseeable future.

Restricted cash of $12.1 million and $22.1 million at December 31, 2013 and 2012, respectively, represents cash pledged for various letters of credit provided in the ordinary course of business in connection with obtaining insurance, real property leases and for other vendors in the ordinary course of business.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in operating assets and liabilities. Total cash provided by operating activities was $353.8 million, $363.1 million and $163.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Cash provided by discontinued operating activities was $51.4 million, $43.2 million and $19.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decrease in cash provided by operating activities in 2013 compared to 2012 was primarily due to the timing of payments for accounts payable and accrued expenses and lower dividends received from investments in affiliates. This was partially offset by higher collection in our accounts receivable and higher profitability levels in the current period. The increase in cash provided by operating activities in 2012 compared to 2011 was primarily due to higher profitability levels in 2012, higher dividends received from investments in affiliates and the timing of payments for accounts payable and accrued expenses.

Investing Activities. Total cash used in investing activities consists primarily of capital expenditures, acquisitions and dispositions. Cash used in investing activities was approximately $186.8 million, $147.3 million, and $187.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Cash used in investing activities from continuing operations during 2013 was primarily related to investments in property and equipment and capitalized data of $68.7 million and $37.8 million, respectively. Further, we acquired Bank of America's flood zone determination and tax processing services operations for $62.5 million in July 2013, an additional 10% interest in PIQ for $2.6 million and EQECAT for $20.5 million in December 2013. We also acquired two other businesses for $10.0 million that were not significant.

Cash used in investing activities from continuing operations during 2012 was primarily related to investments in property and equipment and capitalized data of $48.3 million and $32.2 million, respectively. Further, we acquired CDS Business Mapping for $78.8 million in December 2012, which was partially offset by net proceeds of $10.0 million from the sale of subsidiaries and proceeds of $8.0 million from the sale of our investment in Lone Wolf Real Estate Technologies.

Cash used in investing activities from continuing operations during 2011 was primarily related to acquisition activity including Dorado Network Systems Corporation for $31.6 million in March 2011, the investment in affiliate for $20.0 million in March 2011, $157.2 million used to acquire the remaining interest in RP Data in May 2011 and the acquisition of Tarasoft Corporation for $30.3 million in September 2011. The use of cash was partially offset by proceeds from the sale of our investments of $74.6 million, primarily DealerTrack Holdings Inc., our sale of CoreLogic India for net proceeds of $28.1 million after working capital adjustments, and the sale of certain land and buildings located in Poway, California for $25.0 million. In addition, we invested cash for property and equipment and capitalized data of $41.2 million and $27.0 million, respectively.

Cash used in discontinued investing activities was approximately $8.5 million and $8.7 million for the years ended December 31, 2012 and 2011, respectively, which was primarily comprised of capital expenditures. For 2013, cash provided by discontinued investing activities was $1.9 million due to proceeds from investments.

For the year ending December 31, 2014, the Company anticipates investing between $80 million and $90 million in capital expenditures for property and equipment and capitalized data. Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities. Total cash used in financing activities was approximately $179.9 million, $332.5 million and $149.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Cash used in discontinued financing activities was $0.1 million in 2012 and cash provided by discontinued financing activities was $0.1 million in 2011.

Net cash used in financing activities from continuing operations during 2013 was primarily comprised of $241.2 million in repurchases of our common stock, $10.4 million of debt issuance costs and $4.7 million of repayments of long-term debt. This was partially offset by proceeds from the issuance of long-term debt of $51.6 million and proceeds from the issuance of stock related to stock options and employee benefit plans, net of tax of $19.6 million and proceeds from the issuance of long-term debt of $51.6 million under the revolving portion of our credit agreement.

Net cash used in financing activities from continuing operations during 2012 was primarily comprised of $226.6 million repurchases of our common stock and $166.7 million of repayments of long-term debt; partially offset by proceeds from issuance of long-term debt of $50.0 million to replace our A$50.0 million borrowed under the multicurrency revolving sub-facility and proceeds from issuance of stock related to stock options and employee benefit plans, net of tax of $10.0 million.

During 2011, we repurchased $176.5 million of our common stock and purchased the remaining noncontrolling interest in CoreLogic Information Solutions Holdings, Inc. for $72.0 million in February 2011. In May 2011, we issued $400.0 million aggregate principal amount of senior notes in a private placement and entered into a credit agreement which provides for a $350.0 million five-year term loan facility and a $550.0 million five-year revolving credit facility (which included a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility). The credit agreement also provides for the ability to increase the term loan facility and revolving facility commitments provided that the total credit exposure thereunder does not exceed $1.4 billion in the aggregate. Proceeds from the senior notes and credit agreement were partially used to repay interest-bearing acquisition notes, and to repay the previous revolving line of credit and term loan facility. Proceeds from these financing activities during 2011 were $858.2 million and repayments were $733.4 million.

Financing and Financing Capacity

We had total debt outstanding of $839.9 million and $792.4 million as of December 31, 2013 and 2012, respectively. Our significant debt instruments are described below.

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

The Notes are our senior unsecured obligations and (i) rank equally with any of our existing and future senior unsecured indebtedness; (ii) rank senior to all our existing and future subordinated indebtedness; (iii) are subordinated to any of our secured indebtedness (including indebtedness under our credit facility) to the extent of the value of the assets securing such indebtedness; and (iv) are structurally subordinated to all of the existing and future liabilities (including trade payables) of each of our subsidiaries that do not guarantee the Notes. The guarantees will (i) rank equally with any existing and future senior unsecured indebtedness of the guarantors; (ii) rank senior to all existing and future subordinated indebtedness of the guarantors; and (iii) are subordinated in right of payment to any secured indebtedness of the guarantors (including the guarantee of our credit facility) to the extent of the value of the assets securing such indebtedness.

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

The indenture governing the Notes contains restrictive covenants that limit, among other things, our ability and that of our restricted subsidiaries to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from restricted subsidiaries, create liens on properties and certain assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates and designate our subsidiaries as unrestricted subsidiaries. In November 2013, we entered into a supplemental indenture to the indenture governing the Notes pursuant to a consent solicitation through which we received consents from the holders of more than a majority in principal amount of the Notes, voting as a single class. The primary purpose of the supplemental indenture was to add an additional basket permitting us to make restricted payments of up to $150,000,000 per calendar year for certain uses including repurchases of our common stock provided that the leverage ratio does not exceed 3.25 to 1.00 at the time of such restricted payment.

The indenture also contains customary events of default, including upon the failure to make timely payments on the Notes or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. If we have a significant increase in our outstanding debt or if our EBITDA decreases significantly, we may be unable to incur additional amounts of indebtedness, and the holders of the Notes may be unwilling to permit us to amend the restrictive covenants to provide additional flexibility. In addition, the indenture contains a financial covenant for the incurrence of additional indebtedness that requires that the interest coverage ratio be at least 2.00 to 1.00 on a pro forma basis after giving effect to any new indebtedness. There are carve-outs that permit us to incur certain indebtedness notwithstanding satisfaction of this ratio, but they are limited. Based on our EBITDA and interest charges as of December 31, 2013, we would be able to incur additional indebtedness without breaching the limitation on indebtedness covenant contained in the indenture and we are in compliance with all of our covenants under the indenture.

Existing Credit Agreement

On May 23, 2011, the Company, CoreLogic Australia Pty Limited and the guarantors named therein entered into a senior secured credit facility agreement (the "Credit Agreement") with Bank of America, N.A. as administrative agent, and other financial institutions. The Credit Agreement provides for a $350.0 million five-year term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility"). The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility commitments provided that the total credit exposure under the Credit Agreement does not exceed $1.4 billion in the aggregate.

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

The Credit Agreement provides that loans under the Term Facility shall be repaid in quarterly installments, commencing on September 30, 2011 and continuing on each three-month anniversary thereafter until and including March 31, 2016 in an amount equal to $8.8 million on each repayment date from September 30, 2013 through June 30, 2014 and $13.1 million on each repayment date from September 30, 2014 through March 31, 2016. The outstanding balance of the term loan will be due on the fifth anniversary of the closing date of the Credit Agreement. The Term Facility is also subject to prepayment from (i) the net cash proceeds of certain debt incurred or issued by us and the guarantors and (ii) the net cash proceeds received by us or the guarantors from certain asset sales and recovery events, subject to certain reinvestment rights.

The Credit Agreement contains financial maintenance covenants, including a (i) maximum total leverage ratio not to exceed 3.50 to 1.00, (ii) a minimum interest coverage ratio of not less than 3.00 to 1.00, and (iii) a maximum senior secured leverage ratio not to exceed 3.00 to 1.00.

The Credit Agreement also contains restrictive covenants that limit, among other things, our ability and that of our subsidiaries to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from subsidiaries, enter into sale leaseback transactions, amend the terms of certain other indebtedness, create liens on certain assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets and enter into certain transactions with affiliates. The Credit Agreement also contains customary events of default, including upon the failure to make timely payments under the Term Facility and the Revolving Facility or our other material indebtedness, the failure to satisfy certain covenants, the occurrence of a change of control and specified events of bankruptcy and insolvency. If we have a significant increase in our outstanding debt or if our EBITDA decreases significantly, we may be unable to incur additional amounts of indebtedness, and the lenders under the Credit Agreement may be unwilling to permit us to amend the financial or restrictive covenants described above to provide additional flexibility. At December 31, 2013, we had borrowing capacity under the revolving lines of credit of $450.0 million, and were in compliance with the financial and restrictive covenants of our Credit Agreement.

Debt Issuance Costs

For the year ended December 31, 2013, we capitalized $8.8 million of costs relating to the consent modification of the 7.25% senior notes due June 2021. For the year ended December 31, 2012, debt prepayments resulted in $0.3 million of incremental interest expense in the accompanying consolidated statements of operations due to the write-off of unamortized debt issuance costs. In connection with issuing the Notes and entering into the Credit Agreement and the related extinguishment of our previously outstanding bank debt, we wrote-off $10.2 million of unamortized debt issuance costs related to our extinguished bank debt facilities to interest expense in the accompanying consolidated statements of operations for the year ended December 31, 2011. We amortize debt issuance costs to interest expense over the term of the Notes and Credit Agreement, as applicable.

Liquidity and Capital Strategy

We believe that cash flow from operations and current cash balances, together with currently available lines of credit, will be sufficient to meet operating requirements through the next twelve months. Cash available from operations could be affected by any general economic downturn or any decline or adverse changes in our business such as a loss of customers, competitive pressures or other significant change in business environment.

We strive to pursue a balanced approach to capital allocation and will consider the repurchase of common shares, the retirement of outstanding debt, and the pursuit of strategic acquisitions on an opportunistic basis.

In September 2013, we entered into the Contingent Credit Agreement with Bank of America, N.A. as administrative agent, and other financial institutions in connection with our pending acquisition of MSB and DataQuick. The Contingent Credit Agreement provides for a $850.0 million Contingent Term Facility and a $550.0 million Contingent Revolving Facility. The Contingent Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. Our ability to initially borrow under the Contingent Credit Agreement remains subject to the satisfaction of certain customary closing conditions, including the consummation of the MSB and DataQuick acquisition and the termination of our existing Credit Agreement. Unless extended by the parties, the Contingent Credit Agreement will terminate on March 31, 2014 if these conditions have not been satisfied on or prior to such date.

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

Contractual Obligations

A summary, by due date, of our total contractual obligations at December 31, 2013, is as follows:

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Operating leases	$32,522	$52,650	$24,121	$18,058	$127,351
Long-term debt (1)	28,220	359,579	211	452,645	840,655
Interest payments related to debt (2)	43,486	78,989	65,993	110,512	298,980
Service agreement (3)	60,444	93,525	—	—	153,969
Total (4)	$164,672	$584,743	$90,325	$581,215	$1,420,955

(1) Includes the acquisition related remaining note payable of $10.0 million, which is non-interest bearing and discounted to $9.3 million.
(2) Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements.
(3) Net minimum commitment with Cognizant.
(4) Excludes a net tax liability of $11.2 million related to uncertain tax positions and deferred compensation of $34.3 million due to uncertainty of payment period.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk relates to interest-rate risk associated with certain financial instruments. As of December 31, 2013, we had approximately $839.9 million in long-term debt outstanding, of which approximately $375.6 million was variable interest rate debt. We have entered into interest rate swaps, which converted the interest rate exposure on $170.0 million of our floating rate debt from variable to fixed rate as of December 31, 2013. A hypothetical 1% increase or decrease in interest rates would have resulted in an approximately $2.1 million change to interest expense for the year ended December 31, 2013.

We are also subject to equity price risk related to our equity securities portfolio. At December 31, 2013, we had equity securities with a cost and fair value of $22.2 million.

Although we are subject to foreign currency exchange rate risk as a result of our operations in certain foreign countries, the foreign exchange exposure related to these operations, in the aggregate, is not material to our financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

We have one significant equity method investment. The summary results of our significant equity method investment are disclosed in Note 6 – Investment in Affiliates, Net.  The audited financials of our significant subsidiary will be included as an exhibit to this Form 10-K through an amendment thereto.

Financial statement schedules not listed are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
CoreLogic, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Corelogic, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Orange County, California
February 27, 2014

CoreLogic, Inc.
Consolidated Balance Sheets
As of December 31, 2013 and 2012

(in thousands, except par value)
Assets	2013	2012
Current assets:
Cash and cash equivalents	$134,741	$151,986
Marketable securities	22,220	22,168
Accounts receivable (less allowance for doubtful accounts of $12,930 and $19,093 in 2013 and 2012, respectively)	196,282	209,143
Prepaid expenses and other current assets	50,674	48,781
Income tax receivable	13,516	14,084
Deferred income tax assets, current	86,158	92,973
Assets of discontinued operations	138,023	207,635
Total current assets	641,614	746,770
Property and equipment, net	195,645	181,197
Goodwill, net	1,390,674	1,354,823
Other intangible assets, net	175,808	171,034
Capitalized data and database costs, net	330,188	322,289
Investment in affiliates, net	95,343	94,227
Restricted cash	12,050	22,118
Other assets	162,033	137,870
Total assets	$3,003,355	$3,030,328
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$154,526	$147,482
Accrued salaries and benefits	101,715	108,369
Deferred revenue, current	223,323	242,229
Current portion of long-term debt	28,154	102
Liabilities of discontinued operations	30,309	36,024
Total current liabilities	538,027	534,206
Long-term debt, net of current	811,776	792,324
Deferred revenue, net of current	377,086	309,418
Deferred income tax liabilities, long-term	74,308	60,221
Other liabilities	147,583	163,213
Total liabilities	1,948,780	1,859,382

Redeemable noncontrolling interests	10,202	—

Equity:
CoreLogic, Inc.'s ("CoreLogic") stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 91,254 and 97,698 shares issued and outstanding as of December 31, 2013 and 2012, respectively	1	1
Additional paid-in capital	672,165	866,720
Retained earnings	425,796	318,094
Accumulated other comprehensive loss	(53,589)	(15,514)
Total CoreLogic stockholders' equity	1,044,373	1,169,301
Noncontrolling interests	—	1,645
Total equity	1,044,373	1,170,946
Total liabilities and equity	$3,003,355	$3,030,328

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except per share amounts)	2013	2012	2011
Operating revenue	$1,330,630	$1,235,383	$1,010,179
Cost of services (exclusive of depreciation and amortization below)	670,228	609,399	517,874
Selling, general and administrative expenses	360,506	334,228	347,382
Depreciation and amortization	127,020	121,784	108,063
Total operating expenses	1,157,754	1,065,411	973,319
Operating income	172,876	169,972	36,860
Interest expense:
Interest income	4,701	2,771	4,612
Interest expense	52,350	55,524	63,117
Total interest expense, net	(47,649)	(52,753)	(58,505)
Gain/(loss) on investments and other, net	12,032	(2,516)	60,750
Income from continuing operations before equity in earnings of affiliates and income taxes	137,259	114,703	39,105
Provision for income taxes	34,473	60,502	47,537
Income/(loss) from continuing operations before equity in earnings of affiliates	102,786	54,201	(8,432)
Equity in earnings of affiliates, net of tax	27,361	35,983	30,515
Net income from continuing operations	130,147	90,184	22,083
(Loss)/income from discontinued operations, net of tax	(15,464)	17,623	(95,712)
(Loss)/gain from sale of discontinued operations, net of tax	(7,008)	3,841	—
Net income/(loss)	107,675	111,648	(73,629)
Less: Net (loss)/income attributable to noncontrolling interests	(53)	(645)	980
Net income/(loss) attributable to CoreLogic	$107,728	$112,293	$(74,609)
Amounts attributable to CoreLogic:
Income from continuing operations, net of tax	$130,200	$90,829	$21,103
(Loss)/income from discontinued operations, net of tax	(15,464)	17,623	(95,712)
(Loss)/gain from sale of discontinued operations, net of tax	(7,008)	3,841	—
Net income/(loss) attributable to CoreLogic	$107,728	$112,293	$(74,609)
Basic income/(loss) per share:
Income from continuing operations, net of tax	$1.37	$0.88	$0.19
(Loss)/income from discontinued operations, net of tax	(0.16)	0.17	(0.88)
(Loss)/gain from sale of discontinued operations, net of tax	(0.07)	0.04	—
Net income/(loss) attributable to CoreLogic	$1.14	$1.09	$(0.69)
Diluted income/(loss) per share:
Income from continuing operations, net of tax	$1.34	$0.87	$0.19
(Loss)/income from discontinued operations, net of tax	(0.16)	0.17	(0.87)
(Loss)/gain from sale of discontinued operations, net of tax	(0.07)	0.04	—
Net income/(loss) attributable to CoreLogic	$1.11	$1.08	$(0.68)
Weighted-average common shares outstanding:
Basic	95,088	102,913	109,122
Diluted	97,109	104,050	109,712

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Comprehensive Income/(Loss)
For the Years Ended December 31, 2013, 2012 and 2011

(in thousands)	2013	2012	2011
Net income/(loss)	$107,675	$111,648	$(73,629)
Other comprehensive income/(loss):
Market value adjustments to marketable securities, net of tax	32	742	(1,475)
Reclassification adjustments for gains on securities included in net income	—	—	(14,096)
Market value adjustments on interest rate swap, net of tax	1,526	(905)	(5,847)
Reclassification adjustments for gains on terminated interest rate swap included in net income	—	—	(246)
Foreign currency translation adjustments	(43,337)	5,921	(12,612)
Supplemental benefit plans adjustments, net of tax	3,704	(956)	(1,983)
Total other comprehensive (loss)/income	(38,075)	4,802	(36,259)
Comprehensive income/(loss)	69,600	116,450	(109,888)
Less: Comprehensive (loss)/income attributable to the noncontrolling interests	(53)	(645)	980
Comprehensive income/(loss) attributable to CoreLogic	$69,653	$117,095	$(110,868)

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2013, 2012 and 2011

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests (1)	Total
Balance at January 1, 2011	115,499	$1	$1,229,806	$297,036	$15,943	$2,355	$1,545,141
Net (loss)/income	—	—	—	(74,609)	—	490	(74,119)
Shares repurchased and retired	(9,516)	—	(176,512)	—	—	—	(176,512)
Shares issued in connection with share-based compensation	561	—	3,087	—	—	—	3,087
Minimum tax withholdings related to net share settlements of restricted stock units	—	—	(2,023)	—	—	—	(2,023)
Share-based compensation	—	—	11,821	—	—	—	11,821
Distributions to noncontrolling interests	—	—	—	—	—	(545)	(545)
Adjust redeemable noncontrolling interests to redemption value	—	—	(3,800)	—	—	—	(3,800)
Income tax indemnification adjustment related to Separation distribution of First American Financial Corp. ("FAFC")	—	—	(8,932)	—	—	—	(8,932)
Additional Separation distribution of FAFC	—	—	—	(13,038)	—	—	(13,038)
Other comprehensive loss	—	—	—	—	(36,259)	—	(36,259)
Balance at December 31, 2011	106,544	$1	$1,053,447	$209,389	$(20,316)	$2,300	$1,244,821
Net income/(loss)	—	—	—	112,293	—	(645)	111,648
Shares repurchased and retired	(10,029)	—	(226,629)	—	—	—	(226,629)
Shares issued in connection with share-based compensation	1,183	—	13,497	—	—	—	13,497
Minimum tax withholdings related to net share settlements of restricted stock units	—	—	(3,466)	—	—	—	(3,466)
Share-based compensation	—	—	20,939	—	—	—	20,939
Distributions to noncontrolling interests	—	—	—	—	—	(10)	(10)
Additional Separation distribution of FAFC	—	—	8,932	(3,588)	—	—	5,344
Other comprehensive income	—	—	—	—	4,802	—	4,802
Balance at December 31, 2012	97,698	$1	$866,720	$318,094	$(15,514)	$1,645	$1,170,946
Net income/(loss)	—	—	—	107,728	—	(26)	107,702
Shares issued in connection with share-based compensation	1,677	—	28,232	—	—	—	28,232
Minimum tax withholdings related to net share settlements of restricted stock units	—	—	(8,665)	—	—	—	(8,665)
Share-based compensation	—	—	27,039	—	—	—	27,039
Shares repurchased and retired	(8,121)	—	(241,161)	—	—	—	(241,161)
Sale of subsidiary shares to noncontrolling interests	—	—	—	—	—	(1,619)	(1,619)
Adjust redeemable noncontrolling interest to redemption value	—	—	—	(26)	—	—	(26)
Other comprehensive loss	—	—	—	—	(38,075)	—	(38,075)
Balance at December 31, 2013	91,254	$1	$672,165	$425,796	$(53,589)	$—	$1,044,373
(1)    Excludes amounts related to mandatorily redeemable noncontrolling interests included in current liabilities of our consolidated balance sheets.

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013, 2012 and 2011

(in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income/(loss)	$107,675	$111,648	$(73,629)
Less: (Loss)/income from discontinued operations, net of tax	(15,464)	17,623	(95,712)
Less: (Loss)/gain from sale of discontinued operations, net of tax	(7,008)	3,841	—
Income from continuing operations, net of tax	130,147	90,184	22,083
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	127,020	121,784	108,063
Provision for bad debts and claim losses	13,739	19,540	17,084
Share-based compensation	26,613	20,684	11,209
Tax benefit related to stock options	(5,146)	(935)	(344)
Equity in earnings of investee, net of taxes	(27,361)	(35,983)	(30,515)
Loss/(gains) on sale of property	—	951	(8,061)
Loss on early extinguishment of debt	—	326	10,190
Deferred income tax	12,090	34,678	(7,401)
(Gain)/loss on investments and other, net	(12,032)	2,516	(60,750)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	21,196	(40,610)	(8,242)
Prepaid expenses and other assets	(935)	4,055	(17,669)
Accounts payable and accrued expenses	(9,652)	61,408	(31,143)
Deferred revenue	47,123	10,824	(18,782)
Income taxes	(27,543)	(15,707)	80,183
Dividends received from investments in affiliates	36,680	70,666	42,929
Other assets and other liabilities	(29,526)	(24,436)	34,909
Net cash provided by operating activities - continuing operations	302,413	319,945	143,743
Net cash provided by operating activities - discontinued operations	51,408	43,200	19,253
Total cash provided by operating activities	$353,821	$363,145	$162,996
Cash flows from investing activities:
Purchases of property and equipment	$(68,740)	$(48,266)	$(41,153)
Purchases of capitalized data and other intangible assets	(37,841)	(32,189)	(27,009)
Cash paid for acquisitions, net of cash acquired	(92,049)	(78,354)	(214,215)
Cash received from sale of subsidiary, net	2,263	10,000	28,054
Purchases of investments	(2,351)	—	(26,398)
Proceeds from sale of property and equipment	—	1,863	25,042
Proceeds from sale of investments	—	8,000	74,621
Change in restricted cash	10,068	86	2,091
Net cash used in investing activities - continuing operations	(188,650)	(138,860)	(178,967)
Net cash provided by/(used in) investing activities - discontinued operations	1,857	(8,482)	(8,706)
Total cash used in investing activities	$(186,793)	$(147,342)	$(187,673)
Cash flows from financing activities:
Purchases of redeemable noncontrolling interests	$—	$—	$(72,000)
Proceeds from long-term debt	51,647	50,000	858,154
Debt issuance costs	(10,436)	—	(22,810)
Repayments of long-term debt	(4,666)	(166,715)	(733,407)
Shares repurchased and retired	(241,161)	(226,629)	(176,512)
Proceeds from issuance of stock related to stock options and employee benefit plans	28,232	13,497	3,087
Minimum tax withholding paid on behalf of employees for restricted stock units	(8,665)	(3,466)	(2,023)
Distribution to noncontrolling interests	—	(10)	(4,835)
Tax benefit related to stock options	5,146	935	344
Net cash used in financing activities - continuing operations	(179,903)	(332,388)	(150,002)
Net cash (used in)/provided by financing activities - discontinued operations	—	(79)	64
Total cash used in financing activities	$(179,903)	$(332,467)	$(149,938)
Effect of Exchange Rate on cash	(2,116)	(153)	65
Net decrease in cash and cash equivalents	(14,991)	(116,817)	(174,550)
Cash and cash equivalents at beginning of year	151,986	260,029	419,701
Less: Change in cash and cash equivalents of discontinued operations	53,265	34,639	10,611
Plus: Cash swept from discontinued operations	51,011	43,413	$25,489
Cash and cash equivalents at end of year	$134,741	$151,986	$260,029

Supplemental disclosures of cash flow information:
Cash paid for interest	$46,432	$51,828	$57,851
Cash paid for income taxes	$71,055	$71,283	$36,480
Cash refunds from income taxes	$14,096	$18,330	$50,157
Non-cash investing and financing activities:
Adjustment of carrying value of mandatorily redeemable noncontrolling interest	$—	$—	$(3,800)
Note payable issued for the acquisition of affiliates	$—	$—	$12,700

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

Note 1 - Description of the Company

We are a leading residential property information, analytics and services provider in the United States, Australia and New Zealand. The markets we serve include real estate and mortgage finance, insurance, capital markets, transportation and government. We deliver value to our customers through unique data, analytics, workflow technology, advisory and managed services. Our customers rely on us to help identify and manage growth opportunities, improve performance and mitigate risk. We are also a party to several joint ventures that provide products used in connection with loan originations, including appraisal management services, title insurance and other settlement services. These joint ventures are reflected as investments in affiliates on our consolidated balance sheets and our share of the income is reflected as equity in earnings of affiliates in our consolidated statements of income.

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

Reporting Segments

In December 2013, we renamed our Mortgage Origination Services ("MOS") segment to be called Technology and Processing Solutions ("TPS") in order to better reflect the core business capabilities of the segment. In addition, we transferred our document processing, retrieval and loan file review operation from our Data & Analytics ("D&A") segment to report within our TPS segment. Further, as of December 31, 2013, we concluded we would actively pursue the sale of our Asset Management and Processing Solutions ("AMPS") reporting segment. As a result, the businesses comprising the AMPS reporting segment have been reflected in our consolidated financial statements as discontinued operations in all periods presented. As a result of these actions, as well as changes in management structure and internal reporting, we revised our reportable segments into D&A and TPS.

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

Out-of-Period Adjustments Recorded in 2012

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

During 2012, we identified a tax adjustment of $4.1 million to increase income from discontinued operations in 2012 that originated in 2011 related to the shut-down of our marketing services business. The out-of-period adjustment was recorded in the quarter ended September 30, 2012, and it increased basic and diluted net income by $0.04 per share for the year ended December 31, 2012. Additionally, in the fourth quarter of 2012, we identified out of period tax adjustments of $5.6 million that decreased our net income from continuing operations in 2012.  The out-of-period adjustment was recorded in the quarter ended December 31, 2012 and reduced basic and diluted net income per share by $0.05 for the year then ended. Further, we identified an adjustment of $7.3 million to correct deferred taxes acquired with Dorado Network Systems (“Dorado”) and RP Data Limited (“RP Data”) in March and May 2011, respectively. The adjustment reduced our goodwill by $7.2 million and $0.1 million within the D&A and TPS segments, respectively. We assessed the materiality of these errors in accordance with the SEC’s Staff Accounting Bulletins (“SAB”) No. 99 and SAB No. 108, and concluded the errors were not material to the results of operations or financial condition for the prior annual or prior interim periods.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the financial statements. Actual results could differ from the estimates and assumptions used.

Cash Equivalents

We consider cash equivalents to be all short-term investments that have an initial maturity of 90 days or less and are not restricted.

Accounts Receivable

Accounts receivable are generally due from mortgage originators and servicers, financial institutions, insurers, and other businesses, government and government-sponsored enterprises located throughout the United States and abroad. Credit is extended based on an evaluation of the customer’s financial condition, and generally, collateral is not required.

The allowance for doubtful accounts for all probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific allowance for doubtful accounts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. Management believes the balances for allowance for doubtful accounts at December 31, 2013 and 2012 are reasonably stated.

Marketable Securities

Debt securities are carried at fair value and consist primarily of investments in obligations of various corporations and mortgage-backed securities. Equity securities are carried at fair value and consist primarily of investments in marketable common and preferred stock. We classify our publicly traded debt and equity securities as available-for-sale and carry them at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive income/(loss).

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
For the Years Ended December 31, 2013, 2012 and 2011

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

Capitalized Data and Database Development Costs, Net

Database development costs represent our cost to develop the proprietary databases of information for customer usage. The costs are capitalized from the time technological feasibility is established until the information is ready for use. Property and eviction data costs are amortized using the straight-line method over estimated useful lives of 5 to 20 years.

The carrying value for the flood data zone certification is $55.4 million and $52.9 million as of December 31, 2013 and 2012, respectively. Because properly maintained flood zone databases have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. We periodically analyze our assets for impairment. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors. See further discussion in Note 5 – Capitalized Data and Database Development Costs, Net.

Restricted Cash

Restricted cash is comprised of certificates of deposit that are pledged for various letters of credit secured by the Company. We deem the carrying value to be a reasonable estimate of fair value due to the nature of these instruments.

Purchase Accounting

The purchase method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values at the acquisition date. In most instances there are not readily defined or listed market prices for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangible assets, in particular, is very subjective. We generally obtain third-party valuations to assist us in estimating fair values. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired, including goodwill and other identifiable intangible assets and related amortization expense.

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

If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then management’s impairment testing process may include two additional steps. The first step (“Step 1”) compares the fair value of each reporting unit to its book value. The fair value of each reporting unit is determined by using discounted cash flow analysis and market approach valuations. If the fair value of the reporting unit exceeds its book value, then goodwill is not considered impaired and no additional analysis is required. However, if the book value is greater than the fair value, a second step (“Step 2”) must be completed to determine if the implied fair value of the goodwill exceeds the book value of the goodwill.

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
For the Years Ended December 31, 2013, 2012 and 2011

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

These tests utilize a variety of valuation techniques, all of which require us to make estimates and judgments. Fair value is determined by employing an expected present value technique, which utilizes multiple cash flow scenarios that reflect a range of possible outcomes and an appropriate discount rate. The use of comparative market multiples (the “market approach”) compares the reporting unit to other comparable companies (if such comparables are present in the marketplace) based on valuation multiples to arrive at a fair value. We also use certain of these valuation techniques in accounting for business combinations, primarily in the determination of the fair value of acquired assets and liabilities. In assessing the fair value, we utilize the results of the valuations (including the market approach to the extent comparables are available) and consider the range of fair values determined under all methods and the extent to which the fair value exceeds the book value of the equity. See further discussion in Note 7 – Goodwill, Net.

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

For products or services where delivery occurs over time, we recognize revenue ratably on a subscription basis over the contractual service period once initial delivery has occurred. Generally these service periods range from one to three years. Products or services recognized on a license or subscription basis include information and analytic products, flood database licenses, realtors solutions, and lending solutions. For certain of our products or services, customers may also pay us upfront set-up fees, which we defer and recognize into revenue over the longer of the contractual term or expected customer relationship period.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

Tax service revenues are comprised of periodic loan fees and life-of-loan fees. For periodic loans, we generate monthly fees at a contracted fixed rate for as long as we service the loan. Loans serviced with a one-time, life-of-loan fee are billed once the loan is boarded to our tax servicing system in accordance with a customer tax servicing agreement. Life-of-loan fees are then deferred and recognized ratably over the expected service period. The rates applied to recognize revenues assume a 10-year contract life and are adjusted to reflect prepayments. We review the tax service contract portfolio quarterly to determine if there have been material changes in contract lives, deferred on-boarding costs, expected service period, and/or changes in the number and/or timing of prepayments. Accordingly, we may adjust the rates to reflect current trends.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel-related costs, selling costs, restructuring costs, corporate costs, fees for professional and consulting services, advertising costs, uncollectible accounts and other costs of administration such as marketing, human resources, finance and administrative roles.

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

Comprehensive Income/(Loss)

Comprehensive income/(loss) includes all changes in equity except those resulting from investments by owners and distributions to owners. Specifically, foreign currency translation adjustments, amounts related to supplemental benefit plans, unrealized gains and losses on interest rate swap transactions and unrealized gains and losses on investment are recorded in other comprehensive income/(loss).

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

The following table shows the components of accumulated other comprehensive loss, net of taxes as of December 31, 2013 and 2012:

	2013	2012
Cumulative foreign currency translation	$(50,787)	$(7,451)
Cumulative supplemental benefit plans	(568)	(4,272)
Net unrecognized losses on interest rate swap	(2,482)	(4,007)
Net unrealized gains on marketable securities	248	216
Accumulative other comprehensive loss	$(53,589)	$(15,514)

Share-based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide services in exchange for the award. We used the binomial lattice option-pricing model to estimate the fair value for any options granted after December 31, 2005 through December 31, 2009. For the options granted subsequent to December 31, 2009, we used the Black-Scholes model to estimate the fair value. We utilize the Monte-Carlo simulation to estimate the fair value for any performance-based restricted stock units (“PBRSUs”) granted. We utilize the straight-line single option method of attributing the value of stock-based compensation expense unless another expense attribution model is required. As stock-based compensation expense recognized in results of operations is based on awards ultimately expected to vest, stock-based compensation expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We apply the long-form method for determining the pool of windfall tax benefits.

Currently, our primary means of providing stock-based compensation is granting restricted stock units (“RSUs”), PBRSUs and stock options. The fair value of any grant is based on the market value of our shares on the date of grant and is generally recognized as compensation expense over the vesting period. Shares granted to certain key employees have graded vesting and have a service and performance requirement and are therefore expensed using the accelerated multiple-option method to record stock-based compensation expense. All other awards have graded vesting and service is the only requirement to vest in the award and are therefore generally expensed using the straight-line single option method to record stock-based compensation expense.

In addition, we have an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the first or last day of each quarter, whichever is lower (which was updated for 2014 from the closing price on the last day of each quarter). We recognize an expense in the amount equal to the discount. The 2001 employee stock purchase plan expired in September 2011. Our 2012 employee stock purchase plan was approved by our stockholders at our 2012 annual meeting of stockholders and the first offering period commenced in October 2012.

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

Earnings/(loss) Per Share

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

Basic earnings/(loss) per share is computed by dividing net income/(loss) available to our stockholders by the weighted-average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if dilutive stock options had been exercised and RSUs and PBRSUs were vested. The dilutive effect of stock options and unvested RSUs and PBRSUs is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of RSUs and PBRSUs would be used to purchase shares of common stock at the average market price for the period. The assumed proceeds include the purchase price the grantee pays, the hypothetical windfall tax benefit that we receive upon assumed exercise or vesting and the hypothetical average unrecognized compensation expense for the period. We calculate the assumed proceeds from excess tax benefits based on the “as-if” deferred tax assets calculated under stock-based compensation standards.

Tax Escrow Disbursement Arrangements

We administer tax escrow disbursements as a service to our customers in connection with our tax services business. These deposits are maintained in segregated accounts for the benefit of our customers. These deposits totaled $317.2 million and $228.9 million at December 31, 2013 and 2012, respectively. Because these deposits are held on behalf of our customers, they are not our funds and, therefore, are not included in the accompanying consolidated balance sheets.

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

Under our contracts with our customers, if we make a payment in error or fail to pay a taxing authority when a payment is due, we could be held liable to our customers for all or part of the financial loss they suffer as a result of our act or omission. We maintained reserves relating to incorrect disposition of assets of $21.4 million and $19.4 million as of December 31, 2013 and 2012, respectively.

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
For the Years Ended December 31, 2013, 2012 and 2011

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

Note 3 - Marketable Securities

Our marketable securities consist primarily of investments in preferred stock of $22.2 million as of December 31, 2013 and 2012. We classify our marketable securities as available-for-sale and carry them at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive income.

In January 2011, we sold our equity investment in DealerTrack Holdings, Inc., which was classified as available for sale with a carrying value of $51.3 million and a gross unrealized gain in other comprehensive income of $24.2 million, or $14.1 million net of tax, at December 31, 2010, for gross proceeds of $51.9 million and a realized pre-tax gain of $24.9 million. There were no other sales of marketable securities for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 4 - Property and Equipment, Net

Property and equipment, net as of December 31, 2013 and 2012 consists of the following:

(in thousands)	2013	2012
Land	$4,000	$4,000
Buildings	10,780	10,780
Furniture and equipment	88,794	86,717
Capitalized software	481,662	429,834
Leasehold improvements	50,001	46,730
	635,237	578,061
Less: accumulated depreciation	(439,592)	(396,864)
Property and equipment, net	$195,645	$181,197

Depreciation expense for property and equipment was approximately $61.8 million, $67.4 million and $59.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. We have reclassified $3.6 million and $5.4 million of property and equipment, net, to assets of discontinued operations as of December 31, 2013 and 2012, respectively. Further, we recognized a $1.0 million loss and a $8.1 million gain on sale of property and equipment for the years ended 2012 and 2011, respectively. See Note 13 - Fair Value of Financial Instruments for further discussion on property and equipment, net measured at fair value on a nonrecurring basis.

Note 5 - Capitalized Data and Database Development Costs, Net

Database development costs for the years ended December 31, 2013 and 2012 are as follows:

(in thousands)	2013	2012
Property data	$446,941	$417,516
Flood data	55,416	52,916
Eviction data	16,560	15,587
	518,917	486,019
Less accumulated amortization	(188,729)	(163,730)
Capitalized data and database costs, net	$330,188	$322,289

Amortization expense relating to capitalized data and database development costs was approximately $30.1 million, $27.3 million and $23.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

Note 6 - Investment in Affiliates, Net

Investment in affiliates, net is accounted for under the equity method of accounting as we are deemed to have significant influence over the affiliate but do not control or have a majority voting interest in the affiliate. The investment is carried at the cost of acquisition, including subsequent capital contributions and loans from us, plus our equity in undistributed earnings or losses since acquisition. We record equity in earnings of affiliates, net of tax. Income tax expense of $16.5 million, $22.1 million and $19.2 million was recorded on those earnings for the years ended December 31, 2013, 2012 and 2011, respectively. Dividends from equity method investments were $36.7 million, $70.7 million and $42.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

One of our subsidiaries owns a 50.1% interest in RELS LLC ("RELS"), a joint venture that provides products and services used in connection with loan originations. This investment in an affiliate contributed 72.8%, 76.0% and 88.3% of our total equity in earnings of affiliates, net of tax, for the years ended December 31, 2013, 2012 and 2011, respectively. Based on the terms and conditions of the joint venture agreement, we have significant influence but do not have control of, or a majority voting interest in, the joint venture. Accordingly, this investment is accounted for under the equity method.

The following summarized financial information for this investment (assuming 100% ownership interest), has been revised to correct an error in the financial statements prepared by RELS related to the presentation of expenses and other from a net basis to a gross basis for certain costs. The effect of the change is an increase to previously reported revenue and an increase to previously reported expenses and other of $12.0 million and $10.0 million for the years ended December 31, 2012 and 2011, respectively. There is no significant net income impact and therefore no significant impact on the total equity in earnings of affiliates recorded by the Company for this investment. The summarized information is as follows:

(in thousands)	2013	2012
Balance sheets
Total assets	$56,925	$63,298
Total liabilities	$28,562	$32,971

(in thousands)	2013	2012	2011
Statements of operations
Total revenues	$347,070	$451,876	$352,714
Expenses and other	282,032	369,237	275,623
Income from continuing operations	$65,038	$82,639	$77,091
Income from continuing operations attributable to RELS LLC	64,384	81,343	75,443
Income from discontinued operations	—	7,050	11,613
Net income attributable to RELS LLC	$64,384	$88,393	$87,056
CoreLogic equity in earnings of affiliate, pre-tax	$32,256	$44,285	$43,615

In September 2013, we acquired an additional 10% interest in PropertyIQ Ltd. ("PIQ") for NZD$3.3 million, or $2.6 million, a New Zealand joint venture, resulting in a 60% controlling interest. As we previously held a noncontrolling interest in PIQ, we recorded a gain of approximately $6.6 million during the third quarter of 2013, which is included in gain/(loss) on investments and other, net in the accompanying consolidated statement of operations. Prior to our acquisition of the controlling interest, we accounted for the investment in PIQ using the equity method. See Note 17 - Acquisitions for additional information.

In August 2012, we completed the disposition of our remaining 29.8% interest in Lone Wolf Real Estate Technologies, Inc. for $8.0 million. The disposition resulted in a gain of $2.2 million, net for the year ended December 31, 2012. This gain is included in gain/(loss) on investments and other, net in the accompanying consolidated statements of operations.

In March 2011, we acquired a 50.1% interest in Speedy Title & Appraisal Review Services LLC ("STARS") for $35.0 million, consisting of an initial cash payment of $20.0 million and a note of $15.0 million payable in three installments of $5.0 million, which is non-interest bearing and was discounted to $9.3 million as of December 31, 2013. See Note 9 - Long-Term Debt. We have recorded $30.8 million of basis difference between the purchase price and our interest in the net assets of STARS, which is comprised of an indefinite-lived component of $9.7 million and a finite-lived component of $21.1 million with an estimated weighted average life of 9.3 years. The basis difference is classified as part of the investment in affiliates. Based on the terms and conditions of the joint venture agreement, we have significant influence but do not have control of, nor a majority voting interest in STARS; thus we account for our investment in STARS under the equity method of accounting.

In March and May 2011, we completed our acquisitions of the remaining interest in Dorado and RP Data, respectively. For Dorado, a loss of $14.5 million was previously recognized in the fourth quarter of 2010 and there was no further gain or loss on the acquisition of the controlling interest in 2011. For RP Data, we recorded an investment gain of approximately $58.9 million which is included in gain/(loss) on investments and other, net in the accompanying consolidated statement of

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

operations. Prior to our acquisition of these controlling interests, we accounted for our investments in Dorado and RP Data using the equity method. See Note 17 - Acquisitions for more information.

See Note 13 - Fair Value of Financial Instruments for further discussion on investment in affiliates, net measured at fair value on a nonrecurring basis.

Note 7 - Goodwill, Net

A reconciliation of the changes in the carrying amount of goodwill, net, by operating segment, for the years ended December 31, 2013 and 2012 is as follows:

(in thousands)	D&A	TPS	Consolidated
Balance at January 1, 2012			—
Goodwill	$649,648	$680,674	$1,330,322
Accumulated impairment losses	(600)	(6,925)	(7,525)
Goodwill, net	649,048	673,749	1,322,797
Acquisitions	33,875	—	33,875
Translation adjustments	3,805	—	3,805
Spatial reclassification	28,401	(28,401)	—
Post acquisition adjustments	(7,152)	(114)	(7,266)
Other	—	1,612	1,612
Balance at December 31, 2012
Goodwill, net	707,977	646,846	1,354,823
Acquisitions	26,846	28,942	55,788
Translation adjustments	(20,262)	—	(20,262)
Document solutions reclassification	(26,044)	26,044	—
Other	325	—	325
Balance at December 31, 2013
Goodwill, net	$688,842	$701,832	$1,390,674

We have reclassified $97.6 million and $149.4 million of goodwill, net, to assets of discontinued operations for the year ended December 31, 2013 and 2012, respectively, in connection with our decision to actively pursue the sale of our AMPS reporting segment, including all wholly-owned subsidiaries within the segment, see Note 19 - Discontinued Operations. As part of the process of marketing the sale of these businesses, we updated our long-term projections and obtained indicative fair market values from potential participants. The level of indicative values was below the net book value of the businesses being marketed; therefore, we recorded a pre-tax non-cash impairment charge of $51.8 million, as of December 31, 2013, within (loss)/income from discontinued operations, net of tax.

For the year ended December 31, 2013, we recorded $12.7 million of goodwill in connection with our acquisition of EQECAT, Inc. and EQECAT Sarl ("EQECAT") in December 2013, $14.9 million of goodwill in connection with our acquisition of an additional 10% interest in PIQ in September 2013, $28.9 million of goodwill in connection with our acquisition of Bank of America's flood zone determination and tax processing services operations in July 2013 and $0.6 million of goodwill in connection with an acquisition that was not significant. For the year ended December 31, 2012, we recorded $33.9 million of goodwill in connection with our acquisition of CDS Business Mapping (“CDS”). Further, we identified an adjustment of $7.3 million to correct deferred taxes acquired with Dorado and RP Data. The adjustment reduced our goodwill by $7.2 million and $0.1 million within D&A and TPS, respectively, for the year ended December 31, 2012.

In December 2013, we moved our document processing, retrieval and loan file review operation from our D&A segment to our TPS segment. Further, in December 31, 2013, we concluded we would actively pursue the sale of AMPS reporting segment, including all wholly-owned subsidiaries within the segment. As a result of these actions, as well as changes in management structure and internal reporting, we revised our reporting for segment disclosure purposes, see Note 20 -

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

Segment Financial Information, and reassessed our reporting units for purposes of evaluating the carrying value of our goodwill. This assessment required us to perform a fourth quarter reassignment of our goodwill to each reporting unit impacted using the relative fair value approach, based on the fair values of the reporting units as of December 31, 2013. As of December 31, 2013, our reporting units for goodwill purposes are D&A and TPS within our continuing operations.

Our policy is to perform an annual goodwill impairment test for each reporting unit in the fourth quarter. In addition to our annual impairment test, we periodically assess whether events or circumstances occurred that potentially indicate that the carrying amounts of these assets may not be recoverable. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. Key assumptions used to determine the fair value of our reporting units and our document solutions business line in our testing were: (a) expected cash flow for the period from 2014 to 2019; and (b) a discount rate ranging from 10.5% to 17.0%, which was based on management's best estimate of the after-tax weighted average cost of capital. Based on the results of our fourth quarter goodwill impairment test, the goodwill attributable to our reporting units is not impaired as of December 31, 2013. It is reasonably possible that changes in the facts, judgments, assumptions and estimates used in assessing the fair value of the goodwill could cause a reporting unit to become impaired.

Note 8 - Other Identifiable Intangible Assets, Net

Other identifiable intangible assets as of December 31, 2013 and 2012 consist of the following:

	2013			2012
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$315,639	$(162,278)	$153,361	$282,864	$(135,032)	$147,832
Non-compete agreements	9,150	(6,659)	2,491	9,264	(5,438)	3,826
Trade names and licenses	31,108	(11,152)	19,956	27,853	(8,477)	19,376
	$355,897	$(180,089)	$175,808	$319,981	$(148,947)	$171,034

Amortization expense for other identifiable intangible assets, net was $34.8 million, $26.8 million and $25.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. We have reclassified $0.6 million of other intangible assets, net, to assets of discontinued operations as of December 31, 2012. See Note 13 - Fair Value of Financial Instruments for further discussion on other identifiable intangible assets measured at fair value on a nonrecurring basis.

Estimated amortization expense for other identifiable intangible assets anticipated for the next five years is as follows:

(in thousands)
2014	$29,599
2015	28,191
2016	22,415
2017	20,462
2018	19,658
Thereafter	55,483
$175,808

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

Note 9 - Long-Term Debt

(in thousands)	2013	2012
Acquisition-related notes:
Non-interest bearing acquisition note due in $5.0 million installments on March 2014 and 2016	$9,276	$8,753
Notes:
7.25% senior notes due June 2021	393,000	393,000
5.7% senior debentures due August 2014	825	825
7.55% senior debentures due April 2028	59,645	59,645
Bank debt:
Revolving line of credit borrowings due May 2016, weighted average interest rate of 1.9% at December 31, 2013 and 2012	100,000	50,000
Term loan facility borrowings through May 2016, weighted average interest rate of 2.9% at December 31, 2013 and 4.0% at December 31, 2012	275,625	280,000
Other debt:
Various interest rates with maturities through 2017	1,559	203
Total long-term debt	839,930	792,426
Less current portion of long-term debt	28,154	102
Long-term debt, net of current portion	$811,776	$792,324

Senior Notes

On May 20, 2011, CoreLogic, Inc. issued $400.0 million aggregate principal amount of 7.25% senior notes due 2021 (the "Notes"). The Notes are guaranteed on a senior unsecured basis by each of our existing and future direct and indirect subsidiaries that guarantee our Credit Agreement. Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is 100% owned and the guarantees are full and unconditional, as well as joint and several. There were no significant restrictions on the ability of the parent company or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan. The Notes bear interest at 7.25% per annum and mature on June 1, 2021. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2011. For the year ended December 31, 2012, we repurchased $7.0 million of the Notes. As of December 31, 2013, we were in compliance with all of our covenants under the indenture.

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
For the Years Ended December 31, 2013, 2012 and 2011

Upon the occurrence of specific kinds of change of control events, holders of the Notes have the right to cause us to purchase some or all of the Notes at 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

The indenture governing the Notes contains restrictive covenants that limit, among other things, our ability and that of our restricted subsidiaries to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from restricted subsidiaries, create liens on properties and certain assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates and designate our subsidiaries as unrestricted subsidiaries. The indenture also contains customary events of default, including upon the failure to make timely payments on the Notes or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. If we have a significant increase in our outstanding debt or if our EBITDA decreases significantly, we may be unable to incur additional amounts of indebtedness, and the holders of the notes may be unwilling to permit us to amend the restrictive covenants to provide additional flexibility. In addition, the indenture contains a financial covenant for the incurrence of additional indebtedness that requires that the interest coverage ratio be at least 2.00 to 1.00 on a pro forma basis after giving effect to any new indebtedness. There are carve-outs that permit us to incur certain indebtedness notwithstanding satisfaction of this ratio, but they are limited. Based on our EBITDA and interest charges as of December 31, 2013, we would be able to incur additional indebtedness without breaching the limitation on indebtedness covenant contained in the indenture and we are in compliance with all of our covenants under the indenture.

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

The Credit Agreement contains financial maintenance covenants, including a (i) maximum total leverage ratio not to exceed 4.25 to 1.00 (stepped down to 4.00 to 1.00 starting in the fourth quarter of 2012, with a further stepped down to 3.50 to

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

1.00 starting in the fourth quarter of 2013), (ii) a minimum interest coverage ratio of note less than 3.00 to 1.00, and (iii) a maximum senior secured leverage ratio not to exceed 3.25 to 1.00 (stepped down to 3.00 to 1.00 in the fourth quarter of 2012).

The Credit Agreement also contains restrictive covenants that limit, among other things, our ability and that of our subsidiaries, to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from subsidiaries, to enter into sale leaseback transactions, amend the terms of certain other indebtedness, create liens on certain assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets and enter into certain transactions with affiliates. The Credit Agreement also contains customary events of default, including upon the failure to make timely payments under the Term Facility and the Revolving Facility or other material indebtedness, the failure to satisfy certain covenants, the occurrence of a change of control and specified events of bankruptcy and insolvency. If we have a significant increase in our outstanding debt or if our earnings decrease significantly, we may be unable to incur additional amounts of indebtedness, and the lenders under the Credit Agreement may be unwilling to permit us to amend the financial or restrictive covenants described above to provide additional flexibility. At December 31, 2013, we had borrowing capacity under the revolving lines of credit of $450.0 million, and were in compliance with the financial and restrictive covenants of our Credit Agreement. As of December 31, 2013 and 2012, we have recorded $4.6 million and $4.1 million, respectively, of accrued interest expense.

Contingent Credit Agreement

On June 30, 2013, we entered into an agreement to acquire Marshall & Swift/Boeckh ("MSB"), a provider of residential and commercial property valuation solutions, DataQuick Information Systems, a property data and analytics information company, and the credit and flood services operations of DataQuick Lender Solutions from the Decision Insight Information Group (together known as "DataQuick"). The closing of the transaction is conditioned upon customary closing conditions, including the expiration or termination of the waiting period of the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In September of 2013 we received a request for additional information and documentary material from the U.S. Federal Trade Commission (the “FTC”) in connection with the FTC's review of this transaction. As of December 31, 2013, we continued working with the FTC in their review.

In September 2013, we entered into a contingent senior secured credit facility (the "Contingent Credit Agreement") with Bank of America, N.A. as administrative agent and other financial institutions. The Contingent Credit Agreement provides for a $850.0 million five-year term loan facility (the "Contingent Term Facility") and a $550.0 million revolving credit facility (the "Contingent Revolving Facility"). The Contingent Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. Our ability to initially borrow under the Contingent Credit Agreement remains subject to the satisfaction of certain customary closing conditions, the consummation of the MSB and DataQuick acquisition and the termination of our existing Credit Agreement. Unless extended by the parties, the Contingent Credit Agreement will terminate on March 31, 2014 if these conditions have not been satisfied on or prior to such date.

Acquisition-Related Notes

In March 2011, we entered into a settlement services joint venture called STARS as described in Note 6 - Investments in Affiliates, Net. Our initial investment in STARS was $20.0 million and we also issued a note payable for an additional $15.0 million of consideration payable in three equal installments of $5.0 million. The remaining note payable is for $10.0 million and is non-interest bearing and was discounted to $9.3 million as of December 31, 2013.

Debt Issuance Costs

For the year ended December 31, 2013, we capitalized $8.8 million of costs relating to the consent modification of the 7.25% senior notes due June 2021 included in other assets in the accompanying balance sheet as of December 31, 2013 and will amortize these costs to interest expense over the remaining term of the notes. The cash expenditure was reported as cash used in financing activities within our consolidated statement of cash flows.

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
For the Years Ended December 31, 2013, 2012 and 2011

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

We entered into the Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges resulted in a liability of $4.0 million and $6.5 million at December 31, 2013 and 2012, respectively, which is included in the accompanying consolidated balance sheets as a component of other liabilities.

For the years ended December 31, 2013 and 2012, an unrealized gain of $1.5 million (net of $1.0 million in deferred taxes) and an unrealized loss of $0.9 million (net of $0.6 million in deferred taxes), respectively, were recognized in other comprehensive loss related to these Swaps.

The aggregate annual maturities for long-term debt are as follows:

(in thousands)
Year ending December 31,
2014	$28,220
2015	52,912
2016	306,667
2017	211
Thereafter	452,645
Total (1)	$840,655

(1)	Includes the acquisition related remaining note payable of $10.0 million, which is non-interest bearing and discounted to $9.3 million as of December 31, 2013.

Note 10 - Income Taxes

Income before income taxes from continuing operations is as follows for the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates
United States	$126,081	$43,022	$117,423	$56,928	$39,872	$49,426
Foreign	11,231	795	(2,075)	1,153	(1,747)	314
Total	$137,312	$43,817	$115,348	$58,081	$38,125	$49,740

For the years ended December 31, 2013, 2012 and 2011, income on continuing operations attributable to Corelogic includes income of certain incorporated noncontrolling interests.

Provision for Income Taxes

The provision/(benefit) for taxes consists of the following for the years ended December 31, 2013, 2012 and 2011:

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

(in thousands)	2013		2012		2011
	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates
Current:
Federal	$16,481	$14,083	$20,794	$18,929	$30,222	$16,180
State	(2,019)	2,151	4,971	2,846	5,801	2,951
Foreign	2,008	222	(3,358)	323	13,670	94
	16,470	16,456	22,407	22,098	49,693	19,225
Deferred:
Federal	18,075	—	25,569	—	1,369	—
State	255	—	2,831	—	473	—
Foreign	(327)	—	9,695	—	(3,998)	—
	18,003	—	38,095	—	(2,156)	—
Total Income Tax Provision/(Benefit)	$34,473	$16,456	$60,502	$22,098	$47,537	$19,225

A reconciliation of the provision for taxes based on the federal statutory income tax rate on income from continuing operations to our effective income tax rate is as follows for years ended December 31, 2013, 2012 and 2011:

(in thousands)	2013		2012		2011
	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.2	3.2	6.4	3.1	11.4	3.8
Foreign taxes (less than) in excess of federal rate	0.7	(0.6)	5.3	(0.1)	(1.1)	—
Non-deductible expenses, including Separation-related	(3.5)	—	0.3	—	1.6	—
Gain on disposition of subsidiary	—	—	—	—	29.8	—
Change from investee to subsidiary	(1.8)	—	—	—	32.2	—
Change in uncertain tax positions	2.1	—	0.1	—	12.0	—
Research and development credits	(7.9)	—	—	—	—	—
Other items, net	(2.7)	—	5.3	—	3.8	—
Effective Income Tax Rate	25.1%	37.6%	52.4%	38.0%	124.7%	38.8%

During the year ended December 31, 2013, we recorded income tax benefit of $10.9 million related to domestic research and development credits.

As of December 31, 2013, we had an estimated $7.1 million of undistributed earnings from foreign subsidiaries that are intended to be indefinitely reinvested in foreign operations. No incremental United States tax has been provided for these earnings. If in the future these earnings are repatriated to the U.S., or if we determine that the earnings will be remitted in the foreseeable future, additional tax provisions may be required. It is not practicable to calculate the deferred taxes associated with those earnings because of the variability of multiple factors that would need to be assessed at the time of assumed repatriation; however foreign tax credits may be available to reduce federal income taxes in the event of distribution.

Deferred Tax Assets and Liabilities

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

(in thousands)	2013	2012
Deferred tax assets:
Federal net operating loss capital loss and credit carryforwards	$41,582	$45,259
Deferred revenue	115,620	114,770
Bad debt reserves	5,161	7,506
Employee benefits	48,449	47,071
Accrued expenses and loss reserves	29,755	30,321
Other	324	9,481
Less: valuation allowance	(24,173)	(30,955)
	216,718	223,453
Deferred tax liabilities:
Depreciable and amortizable assets	187,881	170,089
Investment in affiliates	16,985	20,612
	204,866	190,701
Net deferred tax asset/(liability)	$11,852	$32,752

As of December 31, 2013, we had available federal, state and foreign net operating losses ("NOL") of $55.0 million, $94.8 million and $25.4 million, respectively. The federal NOLs begin to expire in 2017 and the state NOLs begin to expire in 2014. Of the foreign NOLs, $11.2 million have an indefinite expiration and the remainder begin to expire in 2014. As of December 31, 2013 we had available federal capital losses of $18.9 million expiring in 2017. As of December 31, 2013 we had available state capital losses of $86.7 million expiring at various times beginning in 2015. The change of ownership provisions of the Tax Reform Act of 1986 may limit utilization of a portion of our domestic NOL and tax credit carryforwards to future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities. Our change in federal and state capital losses was attributable to the disposition of the Company's controlling interest in a partnership and capital gain from joint ventures.

As of December 31, 2013 and 2012, we had valuation allowances of approximately $24.2 million and $31.0 million against certain U.S. and foreign deferred tax assets, respectively, to reflect the deferred tax asset at the net amount that is more likely than not to be realized. The decrease in the valuation allowance recorded of approximately $6.8 million is primarily an offset to foreign deferred tax assets which we believe is more likely than not that future taxable income will be sufficient to realize.

Unrecognized Tax Benefits

A reconciliation of the unrecognized tax benefits for years ended December 31, 2013 and 2012 is as follows:

(In thousands)	2013	2012	2011
Unrecognized Tax Benefits - Opening Balance	$52,654	$19,302	$22,590
Gross increases - tax positions in prior period	—	33,787	19
Gross decreases - tax positions in prior period	—	(21)	(8,899)
Gross increases - current-period tax positions	2,671	—	5,727
Settlements with taxing authorities	—	(163)	—
Expiration of the statute of limitations for the assessment of taxes	—	(251)	(135)
Unrecognized Tax Benefits - Ending Balance	$55,325	$52,654	$19,302

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

Included in the December 31, 2013 and 2012 balances are $11.2 million and $8.5 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining $44.1 million for the years ended December 31, 2013 and 2012 would be offset against FAFC receivable pursuant to the Tax Sharing Agreement entered in connection with the Separation.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013 and 2012, we had $9.1 million and $7.7 million , respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in other liabilities in the consolidated balance sheets. For the years ended December 31, 2013, 2012 and 2011, we recognized approximately $0.8 million, $0.6 million and $1.2 million in interest and penalties, respectively, in the consolidated statements of income. Our material tax jurisdiction is the United States. With a few minor exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations by tax authorities for years prior to December 31, 2006. Our income tax returns in several jurisdictions are being examined by various tax authorities.  Management believes that adequate amounts of tax and related interest and penalties, if any, have been provided for any adjustments that may result from these examinations.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months. We estimate that decreases in unrecognized tax benefits within the next 12 months will total approximately $0.7 million.

Note 11 - Earnings/(Loss) Per Share

The following is a reconciliation of net income/(loss) per share attributable to CoreLogic, using the treasury-stock method:

(in thousands, except per share amounts)	2013	2012	2011
Numerator for basic and diluted net income/(loss) per share:
Income from continuing operations, net of tax	$130,200	$90,829	$21,103
(Loss)/income from discontinued operations, net of tax	(15,464)	17,623	(95,712)
(Loss)/gain from sale of discontinued operations, net of tax	(7,008)	3,841	—
Net income/(loss) attributable to CoreLogic	$107,728	$112,293	$(74,609)
Denominator:
Weighted-average shares for basic income/(loss) per share	95,088	102,913	109,122
Dilutive effect of stock options and restricted stock units	2,021	1,137	590
Weighted-average shares for diluted income/(loss) per share	97,109	104,050	109,712
Income/(loss) per share
Basic:
Income from continuing operations, net of tax	$1.37	$0.88	$0.19
(Loss)/income from discontinued operations, net of tax	(0.16)	0.17	(0.88)
(Loss)/gain from sale of discontinued operations, net of tax	(0.07)	0.04	—
Net income/(loss) attributable to CoreLogic	$1.14	$1.09	$(0.69)
Diluted:
Income from continuing operations, net of tax	$1.34	$0.87	$0.19
(Loss)/income from discontinued operations, net of tax	(0.16)	0.17	(0.87)
(Loss)/gain from sale of discontinued operations, net of tax	(0.07)	0.04	—
Net income/(loss) attributable to CoreLogic	$1.11	$1.08	$(0.68)

For the year ended December 31, 2013, RSUs and stock options of 0.4 million were excluded from the weighted average diluted common shares outstanding due to their antidilutive effect. For the years ended December 31, 2012 and 2011,

RSUs, PBRSUs and stock options of 2.6 million and 5.5 million, respectively, were excluded from the weighted average diluted common shares outstanding due to their antidilutive effect.

Note 12 - Employee Benefit Plans

We currently offer a variety of employee benefit plans, including a 401(k) savings plan and non-qualified plans, including our frozen unfunded supplemental management and executive benefit plans (collectively, the “SERPs”), a frozen pension restoration plan (“Restoration”) and a deferred compensation plan.

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

As part of our acquisition of CDS in December 2012, we recorded a liability related to the pension obligation and an asset related to the fair value of plan assets. The CDS plan was terminated, effective December 31, 2012. Refer below for details of the amounts recorded. In addition refer to Note 17 - Acquisitions, for further details of the CDS acquisition.

The following table summarizes the balance sheet impact, including benefit obligations, assets and funded status associated with the SERPs, Restoration plan and CDS plan as of December 31, 2013 and 2012:

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

(in thousands)	2013	2012
Change in projected benefit obligation:
Benefit obligation at beginning of period	$34,102	$30,659
Addition of CDS Mapping	—	1,044
Service costs	637	932
Interest costs	1,293	1,386
Actuarial (gains)/losses	(5,826)	1,647
Benefits paid	(3,147)	(1,566)
Projected benefit obligation at end of period	$27,059	$34,102

Change in plan assets:
Plan assets at fair value at beginning of period	$1,432	$—
Addition of CDS Mapping	—	654
Actual return on plan assets	(53)	59
Company contributions	1,770	2,285
Benefits paid	(3,149)	(1,566)
Plan assets at fair value at end of the period	—	1,432
Reconciliation of funded status:
Unfunded status of the plans	$(27,059)	$(32,670)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(27,059)	$(32,678)
Pension plan asset	$—	$8
	$(27,059)	$(32,670)
Amounts recognized in accumulated other comprehensive income/(loss):
Unrecognized net actuarial loss	$8,840	$15,998
Unrecognized prior service credit	(7,920)	(9,064)
	$920	$6,934

The net periodic pension cost for the years ended December 31, 2013, 2012 and 2011, for the FAC defined benefit pension plan, SERPs, Restoration plan and CDS Mapping cash balance plan includes the following components:

(in thousands)	2013	2012	2011
Expenses:
Service costs	$637	$932	$565
Interest costs	1,293	1,386	1,435
Expected return on plan assets	(57)	(41)	—
Amortization of net loss	179	80	(76)
Net periodic benefit cost	$2,052	$2,357	$1,924

Weighted-average discount rate used to determine costs for the plans were as follows:

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
SERP Plans	3.89%	4.52%	5.50%
Restoration Plan	4.02%	4.57%	5.33%
CDS Mapping	N/A	4.00%	N/A

Weighted-average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	2013	2012
SERP Plans
Discount rate	4.72%	3.89%
Salary increase rate	N/A	N/A
Restoration Plan
Discount rate	4.82%	4.02%
CDS Mapping
Discount rate	N/A	4.00%
Salary increase rate	N/A	N/A

The discount-rate assumption used for pension plan accounting reflects the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments.

The following table provides the funded status in the defined SERPs as of December 31, 2013, 2012 and 2011:

(in thousands)	2013	2012	2011
Projected benefit obligation	$27,059	$34,102	$30,660
Accumulated benefit obligation	$27,059	$34,102	$30,660
Plan assets at fair value at end of year	$—	$—	$—

The following benefit payments for all plans, which reflect expected future turnover, as appropriate, are expected to be paid as follows:

(in thousands)
2014	$1,954
2015	1,937
2016	1,393
2017	1,374
2018	1,355
2019-2023	7,474
$15,487

The Corelogic, Inc. 401(k) Savings Plan (the "Savings Plan") allows for employee-elective contributions up to the maximum deductible amount as determined by the Internal Revenue Code. We make discretionary matching contributions to the Savings Plan based on participant contributions as well as discretionary contributions based on profitability. The expense for the years ended December 31, 2013 and 2012 related to the Savings Plan were $7.4 million and $5.6 million, respectively. There was no contribution or expense for the year ended December 31, 2011. The Savings Plan allows the participants to purchase shares of our common stock as one of the investment options, subject to certain limitations. The Savings Plan held 951,704 and 1,069,517 shares of our common stock, representing 1.0% and 1.1% of the total shares outstanding at December 31, 2013 and 2012, respectively.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

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

The value of the assets underlying our deferred compensation plan was $30.5 million and $29.6 million as of December 31, 2013 and 2012, respectively, and is included in other assets in the consolidated balance sheets. The unfunded liability for our deferred compensation plan was $34.3 million and $32.2 million as of December 31, 2013 and 2012, respectively, and is included in other liabilities in the consolidated balance sheets.

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
For the Years Ended December 31, 2013, 2012 and 2011

The fair value of the interest rate swap agreements and forward currency purchase agreements were estimated based on market value quotes received from the counter parties to the agreements.

The fair values of our financial instruments as of December 31, 2013 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$134,741	$—	$—	$134,741
Restricted cash	—	12,050	—	12,050
Equity securities	22,220	—	—	22,220
Total Financial Assets	$156,961	$12,050	$—	$169,011

Financial Liabilities:
Total debt	$—	$869,232	$—	$869,232
Total Financial Liabilities	$—	$869,232	$—	$869,232

Derivatives:
Liability for interest rate swap agreements	$—	$4,020	$—	$4,020

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

The fair values of our financial instruments as of December 31, 2012 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$151,986	$—	$—	$151,986
Restricted cash	—	22,118	—	22,118
Equity securities	22,168	—	—	22,168
Total Financial Assets	$174,154	$22,118	$—	$196,272

Financial Liabilities:
Total debt	$—	$899,258	$—	$899,258
Total Financial Liabilities	$—	$899,258	$—	$899,258

Derivatives:
Liability for interest rate swap agreements	$—	$6,486	$—	$6,486

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the year ended December 31, 2013:

		Fair Value Measurements Using
		Level 1	Level 2	Level 3	Impairment Losses
Assets of discontinued operations	$97,577	$—	$—	$97,577	$52,279
Property and equipment, net	—	—	—	—	1,768
	$97,577	$—	$—	$97,577	$54,047

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the year ended December 31, 2012:

		Fair Value Measurements Using
		Level 1	Level 2	Level 3	Impairment Losses
Assets of discontinued operations	$—	$—	$—	$—	$27,064
Property and equipment, net	—	—	—	—	11,577
Investment in affiliates, net	—	—	—	—	1,246
	$—	$—	$—	$—	$39,887

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the year ended December 31, 2011:

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

		Fair Value Measurements Using
		Level 1	Level 2	Level 3	Impairment Losses
Assets of discontinued operations	$15,700	$—	$—	$15,700	$170,343
Property and equipment, net	—	—	—	—	2,412
Other intangible assets, net	—	—	—	—	3,181
Investment in affiliates, net	7,786	—	—	7,786	30,722
	$23,486	$—	$—	$23,486	$206,658

We recorded non-cash impairment charges of $52.3 million, $27.1 million and $170.3 million for the years ended December 31, 2013, 2012 and 2011, respectively, in our assets of discontinued operations primarily due to the disposition or wind down of our discontinued operations. See Note 19 - Discontinued Operations for further discussion. Next, we recorded non-cash impairment charges of $1.8 million, $11.6 million and $2.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, in our property and equipment, net primarily due to land and internally developed software. Further, we recorded non-cash impairment charges of $3.2 million for the years ended December 31, 2011, respectively, in our other intangible assets, net primarily due to changes in the useful life of an intangible asset. No non-cash charges were recorded for the year ended December 31, 2013 and 2012 for our other intangible assets, net. Finally, we recorded non-cash impairment charges of $1.2 million and $30.7 million for the years ended December 31, 2012 and 2011, respectively, in our investment in affiliates, net. No non-cash impairment charges were recorded for the year ended December 31, 2013 for our investment in affiliates, net. For the years ended December 31, 2012 and 2011, the impairment charges in our investments in affiliates, net, was primarily due to other than temporary loss in value from the absence of an ability to recover the carrying amount of the investment from the under-performance of several investments in affiliates and continued changes in the regulatory environment. These non-cash impairment charges relate to investments for which there is no material income/loss included in equity in earnings of affiliates, net of tax. Therefore, they are included in gain/(loss) on investment and other, net in the accompanying consolidated statements of operations.

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

Restricted Stock Units

For the years ended December 31, 2013, 2012 and 2011, we awarded 788,680, 780,682 and 461,458 RSUs, respectively, with an estimated value of $20.8 million, $13.6 million and $7.8 million, respectively. The RSU awards will vest ratably over 3 years. RSU activity for the year ended December 31, 2013 is as follows:

(in thousands, except weighted average fair value prices)	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested RSUs outstanding at December 31, 2012	1,381	$17.50
RSUs granted	789	$26.40
RSUs vested	(606)	$17.58
RSUs forfeited	(97)	$19.37
Unvested RSUs outstanding at December 31, 2013	1,467	$22.13

As of December 31, 2013, there was $19.2 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.0 years. The fair value of RSUs is based on the market value of the Company’s shares on the date of grant.

Performance-Based Restricted Stock Units

For the years ended December 31, 2013, 2012 and 2011, we awarded 410,497, 347,572 and 227,860 PBRSUs, respectively, with an estimated value of $10.7 million, $5.6 million and $3.7 million, respectively. These awards could be subject to service-based, performance-based and market-based vesting. The performance period for the PBRSUs awarded during 2013 is from January 1, 2013 to December 31, 2015 and the performance metric is adjusted earnings per share and market-based conditions. Based on satisfaction of the performance criteria, the 2013 awards will vest on December 31, 2015. The fair values of the 2013 awards were estimated using the Monte-Carlo simulation with the following weighted-average assumptions.

2013

Expected dividend yield	—%
Risk-free interest rate (1)	0.41%
Expected volatility (2)	29.87%
Average total shareholder return (2)	17.87%

(1)	The risk-free interest rate for the periods within the contractual term of the PBRSUs is based on the U.S. Treasury yield curve in effect at the time of the grant.

(2)
The expected volatility and average total shareholder return is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

The performance period for the PBRSUs awarded during 2012 was from January 1, 2012 to December 31, 2012 and the performance metric was adjusted earnings per share. Based on achievement of the performance criteria, the 2012 awards were earned at 150% of target and will vest subject to continuation of employment until December 31, 2014. The performance period for the PBRSUs awarded during 2011 was from January 1, 2013 to December 31, 2013 and the performance metric was adjusted earnings per share and adjusted earnings before interest, taxes, depreciation and amortization. Based on achievement of the performance criteria, the 2011 awards were earned at an average 175% of target and will vest subject to continuation of employment until December 31, 2013. The fair value of the 2012 and 2011 awards was based on the market value of the Company's common stock on the date of grant.

PBRSU activity for the year ended December 31, 2013 is as follows:

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except weighted average fair value prices)	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested PBRSUs outstanding at December 31, 2012	1,152	$17.21
PBRSUs granted	410	$26.05
PBRSUs vested	(156)	$18.18
PBRSUs forfeited	(159)	$18.42
Unvested PBRSUs outstanding at December 31, 2013	1,247	$18.52

As of December 31, 2013, there was $8.4 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 1.7 years. The fair value of PBRSUs is based on the market value of the Company’s shares on the date of grant.

Stock Options

In 2013 and 2012, we issued CoreLogic stock options as incentive compensation for certain key employees. The exercise price of each stock option is the closing market price of our common stock on the date of grant. The 2013 and 2012 options will vest in three equal annual installments on the first, second and third anniversaries of grant and expire 10 years after the grant date. The fair values of these stock options were estimated using a Black-Scholes model with the following weighted-average assumptions:

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

For the years ended December 31, 2013, 2012 and 2011 we awarded 445,705, 581,265 and 683,580 options, respectively, with an estimated value of $11.7 million, $9.3 million and $11.2 million, respectively. Option activity for the year ended December 31, 2013 is as follows:

(in thousands, except weighted average prices)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	3,765	$20.18
Options granted	446	$26.18
Options exercised	(1,300)	$20.49
Options canceled	(247)	$19.20
Options outstanding at December 31, 2013	2,664	$21.12	5.4	$38,373
Options vested and expected to vest at December 31, 2013	2,628	$21.10	5.4	$32,147
Options exercisable at December 31, 2013	1,583	$21.72	3.6	$16,073

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

As of December 31, 2013, there was $4.7 million of total unrecognized compensation cost related to unvested CoreLogic stock options that is expected to be recognized over a weighted-average period of 1.8 years.

The intrinsic value of options exercised was $13.8 million, $3.7 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

Employee Stock Purchase Plan

The 2001 employee stock purchase plan allowed eligible employees to purchase our common stock at 85.0% of the closing price on the first or last day of each quarter, whichever is lower (which was updated in 2014 from the closing price on the last day of each quarter). The 2001 employee stock purchase plan expired in September 2011. Our 2012 employee stock purchase plan was approved by our stockholders at our 2012 annual meeting of stockholders and the first offering period commenced in October 2012. Similar to our 2001 employee stock purchase plan, the 2012 employee stock purchase plan allows eligible employees to purchase our common stock at 85.0% of the closing price on the last day of each quarter.

The following table sets forth the share-based compensation expense recognized for the years ended December 31, 2013, 2012 and 2011.

(in thousands)	2013	2012	2011
Restricted stock units	$12,754	$9,988	$7,141
Performance-based restricted stock units	9,746	7,050	1,779
Stock options	3,982	3,664	2,430
Employee stock purchase plan	557	107	299
	$27,039	$20,809	$11,649

The above share-based compensation expense has $0.8 million, $2.6 million and $2.4 million included within cost of services for the years ended December 31, 2013, 2012 and 2011, respectively. It also includes $0.4 million, $0.3 million and $0.6 million of share-based compensation expense for the years ended December 31, 2013, 2012 and 2011, respectively, reported within income/(loss) from discontinued operations.

Note 15 - Commitments and Contingencies

Lease Commitments

We lease certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that the Company will pay insurance and taxes.

Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2013 are as follows:

(in thousands)
2014	$32,522
2015	28,651
2016	23,999
2017	13,435
2018	10,686
Thereafter	18,058
$127,351

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

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

Total rental expenses for all operating leases and month-to-month rentals were $39.9 million, $41.9 million, $53.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Operational Commitments

In August 2011, an affiliate of Cognizant Technology Solutions Corporation ("Cognizant"), acquired CoreLogic India Global Services Private Limited, our India-based captive operations ("CoreLogic India"). The purchase price for CoreLogic India was $50.0 million in cash before working capital adjustments. As part of the transaction, we entered into a Master Professional Services Agreement ("Services Agreement") and supplement ("Supplement") with Cognizant under which Cognizant will provide a range of business process and information technology services to us. The Supplement has an initial term of seven years and we have the unilateral right to extend the term for up to three one-year periods. During the first five years of the agreement, we are subject to a net total minimum commitment of approximately $303.5 million, plus applicable inflation adjustments. In connection with the sale, we recorded $27.1 million of deferred gain on sale which is being recognized to income over the commitment period of five years. As of December 31, 2013, the remaining minimum commitment totaled $154.0 million.

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
For the Years Ended December 31, 2013, 2012 and 2011

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

Separation

Following the spin-off of our financial services businesses into a new, publicly-traded, New York Stock Exchange-listed company called First American Financial Corporation (“FAFC”) in June 2010 (the “Separation”), we became responsible for a portion of FAFC's contingent and other corporate liabilities. In the Separation and Distribution Agreement we entered into in connection with the Separation, we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary in accordance with GAAP. At December 31, 2013, no reserves were considered necessary.

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

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

Note 17 - Acquisitions

In December 2013, we completed our acquisition of EQECAT for $20.5 million. EQECAT is included as a component of the D&A segment. The purchase price was preliminary allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included significant unobservables. We recorded $2.6 million of customer lists with an estimated average life of 10 years, $0.7 million of tradenames with an estimated average life of 10 years and goodwill of $12.7 million. The allocation of purchase price is subject to change based on our final determination of fair value. The business combination did not have a material impact on our consolidated financial statements.

In September 2013, we acquired an additional 10% interest in PIQ for NZD$3.3 million or $2.6 million, resulting in a 60% controlling interest. We previously held a noncontrolling interest in the entity and as a result of the purchase of the controlling interest, we recognized a gain of approximately $6.6 million, to reflect our existing ownership interest at fair value, which is included in gain/(loss) on investments and other, net in the accompanying condensed consolidated statements of operations. PIQ is included as a component of the D&A segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included significant unobservables. We recorded $1.1 million of property and equipment with an estimated average life of 5 years, $9.0 million of capitalized data and database costs with an average estimated life of 15 years, $3.5 million of customer lists with an estimated average life of 15 years, $0.7 million of tradenames with an estimated average life of 10 years and goodwill of $14.9 million. The business combination did not have a material impact on our consolidated financial statements.

In July 2013, we completed our acquisition of Bank of America's flood zone determination and tax processing services operations for $62.5 million which is included as a component of the TPS segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included significant unobservables. We recorded $31.1 million of customer lists with an estimated average life of 10 years, indefinite life capitalized data and database costs of $2.5 million and goodwill of $28.9 million, which is fully deductible for tax purposes. The business combination did not have a material impact on our consolidated financial statements.

In December 2012, we completed our acquisition of CDS, a digital mapping sales and consulting company, for a cash price of $78.8 million. CDS is included as a component of the D&A segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included significant unobservable inputs. We recorded $33.9 million of goodwill, which is fully deductible for tax purposes, $24.5 million of customer lists with an estimated average life of 13 years, $4.2 million of tradenames with an estimated average life of 14 years and $2.9 million of noncompete agreements with an estimated average life of 5 years. The business combination did not have a material impact on our consolidated financial statements.

In September 2011, we completed our acquisition of Tarasoft, a Canadian provider of multiple listing services (“MLS”), for a cash purchase price of C$30.0 million or $30.3 million. Tarasoft is included as a component of the D&A segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included significant unobservable inputs. We recorded $17.9 million of goodwill, which is fully deductible for tax purposes, $2.7 million of customer lists with an estimated average life of 10 years, $0.4 million of tradenames with an estimated average life of 10 years and $0.2 million of noncompete agreements with an estimated average life of 5 years. The business combination did not have a material impact on our consolidated financial statements.

In May 2011, we completed our acquisition of the remaining interest in RP Data for a cash purchase price of A$147.2 million or $157.2 million. RP Data is included as a component of the D&A segment. We previously held a 40.2% equity method investment in this entity and as a result of the purchase price paid and the change in control, we recognized a gain of $58.9 million on our existing investment, which is included in gain/(loss) on investment and other, net in the accompanying consolidated statement of operations. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included significant unobservable inputs. We have recorded $154.5 million of goodwill, $46.7 million of customer lists with an estimated average life of 8 years and $11.7 million of tradenames with an estimated average life of 10 years. The business combination did not have a material impact on our consolidated financial statements.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

We entered into forward purchase agreements totaling A$180.3 million to economically hedge a portion of the foreign currency exchange rate risk associated with the acquisition of RP Data. We recorded a gain of $1.8 million when the agreements were terminated upon the closing of the acquisition in May 2011.

In March 2011, we completed our acquisition of the remaining interest in Dorado for $31.6 million in cash. Dorado is included as a component of the TPS segment. We previously held a 39.0% equity method investment in this entity. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included significant unobservable inputs. We recorded $19.7 million of goodwill, $20.4 million of customer lists with an estimated average life of 12 years, and $3.2 million of tradenames with an estimated average life of 5 years. The business combination did not have a material impact on our consolidated financial statements.

Acquisition related costs were not significant for the years ended December 31, 2013, 2012 and 2011.

Note 18 – Redeemable Noncontrolling Interest

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

In September 2013, we acquired an additional 10% interest in PIQ for NZD$3.3 million, or $2.6 million, resulting in a 60% controlling interest. In connection with the acquisition, the seller has the right to sell their remaining noncontrolling shares in PIQ to us (the "put") and we have the right to purchase the remaining noncontrolling interest in PIQ at fair value (the "call"). As the call and put do not represent separate assets or liabilities and the exercise of the put is outside of our control, the noncontrolling interest of NZD$13.2 million, or $10.2 million, was recorded on the date of acquisition as a redeemable noncontrolling interest in the accompanying condensed consolidated balance sheet. For the year ended December 31, 2013, we recorded less than $0.1 million of net loss attributable to redeemable noncontrolling interest.

Note 19 - Discontinued Operations

In December 2013, we concluded the businesses comprising the AMPS segment were not core businesses and thus we would actively pursue the sale of the AMPS reporting segment. As part of the process of marketing the sale of these businesses, we updated our long-term projections and obtained indicative fair market values from potential participants. The level of indicative values was below the net book value of the businesses being marketed, therefore, we recorded a pre-tax non-cash impairment charge related to goodwill of $51.8 million as of December 31, 2013. See Note 7 - Goodwill, Net for additional information.

For the year ended December 31, 2013, we recorded a $7.0 million loss on the sale of discontinued operations, net of tax primarily related to estimated liabilities associated with audits of previously disposed subsidiaries. As of August 31, 2012, we completed the disposition of our transportation services business (American Driving Records) for $11.0 million, which resulted in a pre-tax gain of $3.9 million for the year ended December 31, 2012. This gain is included in gain/(loss) from sale of discontinued operations, net of tax in the accompanying consolidated statements of operations. We completed the wind down of our consumer services business and our appraisal management company business in lieu of a sale as of September 2012. In connection with the wind down of our 100% owned appraisal management company business, we incurred a pre-tax write-down of the remaining goodwill of $13.9 million in the first quarter of 2012. In September 2011, we closed our marketing services business (LeadClick). In the third quarter of 2012, we recorded an additional adjustment of approximately $4.1 million income tax expense associated with the closure of LeadClick.

For the year ended December 31, 2011, we recorded pre-tax impairment charges of $137.7 million as a component of loss from discontinued operations comprised of $123.3 million for marketing services, $8.3 million for our appraisal management company, $3.6 million for transportation services and $2.6 million for consumer services. In addition, we incurred a non-cash impairment charge of $17.1 million for intangibles, a non-cash impairment charge of $10.6 million for internally developed software and bad debt expense of $8.9 million for accounts receivable we deemed to be uncollectible. Finally, we incurred $1.8 million in expense to write-off various other assets and to accrue for expenses related to the closure of our marketing services business. The net income from discontinued operations for the years ended December 31, 2013, 2012 and 2011 includes an allocation of the income tax expense or benefit originally allocated to income from continuing operations. The

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

amount of tax allocated to discontinued operations is the difference between the tax originally allocated to continuing operations and the tax allocated to the restated amount of income from continuing operations in each period.

Each of these businesses is reflected in our accompanying consolidated financial statements as discontinued operations and the results of these businesses in the prior years have been recast to conform to the 2013 presentation.

Summarized below are certain assets and liabilities classified as discontinued operations as of December 31, 2013, 2012 and 2011:

(in thousands)	D&A		TPS
As of December 31, 2013	Marketing	Consumer	Appraisal	AMPS	Total
Current assets	$177	$149	$200	$35,863	$36,389
Property and equipment, net	—	—	—	3,594	3,594
Goodwill and other identifiable intangible assets, net	—	—	—	97,577	97,577
Other assets	—	—	—	463	463
Total assets	$177	$149	$200	$137,497	$138,023

Total liabilities	$935	$88	$3,695	$25,591	$30,309

As of December 31, 2012
Current assets	$204	$251	$337	$50,500	$51,292
Property and equipment, net	—	—	—	5,420	5,420
Goodwill and other identifiable intangible assets, net	—	—	—	149,959	149,959
Other assets	—	—	—	964	964
Total assets	$204	$251	$337	$206,843	$207,635

Total liabilities	$776	$691	$1,920	$32,637	$36,024

Summarized below are the components of our income/(loss) from discontinued operations for the years ended December 31, 2013, 2012 and 2011:

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

(in thousands)	D&A		TPS
For the year ended December 31, 2013	Marketing	Consumer	Appraisal	AMPS	Total
Operating revenue	$—	$—	$—	$266,887	$266,887
(Loss)/income from discontinued operations before income taxes	$(2,129)	$196	$(6,194)	$2,243	$(5,884)
(Benefit)/provision for income taxes	(814)	75	(2,368)	12,687	9,580
(Loss)/income from discontinued operations, net of tax	$(1,315)	$121	$(3,826)	$(10,444)	$(15,464)

For the year ended December 31, 2012
Operating revenue	$—	$55,773	$25,138	$378,685	$459,596
(Loss)/income from discontinued operations before income taxes	$(122)	$5,026	$(21,375)	$50,787	$34,316
Provision/(benefit) for income taxes	4,891	15	(5,188)	16,975	16,693
(Loss)/income from discontinued operations, net of tax	$(5,013)	$5,011	$(16,187)	$33,812	$17,623

For the year ended December 31, 2011
Operating revenue	$27,387	$94,755	$69,890	$394,484	$586,516
(Loss)/income from discontinued operations before income taxes	$(164,094)	$(10,453)	$(20,178)	$48,579	$(146,146)
(Benefit)/provision for income taxes	(61,947)	(2,205)	(6,172)	19,890	(50,434)
(Loss)/income from discontinued operations, net of tax	$(102,147)	$(8,248)	$(14,006)	$28,689	$(95,712)

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

Note 20 - Segment Financial Information

In December 2013, we renamed our MOS segment to TPS in order to better reflect the core business capabilities of the segment. In addition, we separated our document solutions business line from our D&A segment and consolidated it within our TPS segment. Further, in December 31, 2013, we concluded we would actively pursue the sale of AMPS reporting segment and therefore, classified AMPS as discontinued operations in all periods presented. See Note 19 - Discontinued Operations for additional information. As a result of these actions, as well as changes in management structure and internal reporting, we revised our reportable segments into the following two reporting segments: D&A and TPS.

Data & Analytics: Our D&A segment owns or licenses data assets including loan information, criminal and eviction records, employment verification, property characteristic information and information on mortgage-backed securities. We both license our data directly to our customers and provide our customers with analytical products for risk management, collateral assessment, loan quality reviews and fraud assessment. We are also a provider of geospatial proprietary software and databases combining geographic mapping and data. Our primary customers are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, property and casualty insurance companies, title insurance companies and government-sponsored enterprises.

Our D&A segment includes intercompany revenues of $8.6 million, $10.2 million, and $9.3 million for the years ended December 31, 2013, 2012 and 2011, respectively; and intercompany expenses of $2.1 million, $1.8 million and $5.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Technology and Processing Solutions: Our TPS segment provides tax monitoring, flood zone certification and monitoring, credit services, mortgage loan administration and production services, lending solutions and mortgage-related business process outsourcing. The segment’s primary customers are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, and government agencies.

Our TPS segment includes intercompany revenues of $1.8 million, $1.1 million, and $5.4 million for the years ended December 31, 2013, 2012 and 2011, respectively; and intercompany expenses of $7.8 million, $9.4 million and $8.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Corporate consists primarily of investment gains and losses, corporate personnel and other operating expenses associated with our corporate facilities, certain technology initiatives, equity in earnings of affiliates, net of tax, unallocated interest expense, and our marketing services group (which focuses on lead generation).

Due to the number of customers we service and the number of products and services we offer, it is impracticable to disclose revenues from external customers for each product and service offered.

Selected segment financial information is as follows:

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

(in thousands)
For the year ended December 31, 2013	D&A	TPS	Corporate	Eliminations	Consolidated (excluding discontinued operations)
Operating revenue	$591,204	$749,822	$631	$(11,027)	$1,330,630
Depreciation and amortization	$77,051	$28,601	$21,368	$—	$127,020
Operating income/(loss)	$107,112	$166,688	$(100,924)	$—	$172,876
Equity in earnings of affiliates, net of tax	$1,630	$41,639	$(15,908)	$—	$27,361
Net income/(loss) from continuing operations	$116,291	$209,040	$(195,184)	$—	$130,147
Capital expenditures	$55,333	$18,792	$32,456	$—	$106,581

For the year ended December 31, 2012
Operating revenue	$567,687	$679,860	$640	$(12,804)	$1,235,383
Depreciation and amortization	$72,262	$26,143	$23,514	$(135)	$121,784
Operating income/(loss)	$101,770	$178,625	$(110,560)	$137	$169,972
Equity in earnings of affiliates, net of tax	$2,197	$55,571	$(21,785)	$—	$35,983
Net income/(loss) from continuing operations	$104,902	$233,868	$(248,723)	$137	$90,184
Capital expenditures	$54,845	$14,739	$10,871	$—	$80,455

For the year ended December 31, 2011
Operating revenue	$515,767	$509,455	38,814	$(53,857)	$1,010,179
Depreciation and amortization	$67,147	$22,592	$19,163	$(839)	$108,063
Operating income/(loss)	$67,938	$78,816	$(110,734)	$840	$36,860
Equity in earnings of affiliates, net of tax	$1,513	$47,673	$(18,671)	$—	$30,515
Net Income/(loss) from continuing operations	$68,265	$127,864	$(174,886)	$840	$22,083
Capital expenditures	$43,506	$12,528	$12,128	$—	$68,162

(in thousands)
As of December 31, 2013	D&A	TPS	Corporate	Eliminations	Consolidated (excluding discontinued operations)
Investment in affiliates, net	$9,460	$78,289	$7,594	$—	$95,343
Long-lived assets	$1,189,357	$1,037,900	$4,232,718	$(4,098,234)	$2,361,741
Total assets	$1,325,253	$1,139,420	$4,498,940	$(4,098,281)	$2,865,332

As of December 31, 2012
Investment in affiliates, net	$14,206	$72,977	$7,044	$—	$94,227
Long-lived assets	$1,229,973	$876,765	$4,068,246	$(3,891,426)	$2,283,558
Total assets	$1,375,775	$1,000,382	$4,338,400	$(3,891,864)	$2,822,693

Operating revenues separated between domestic and foreign operations and by segment is as follows:

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

	Year ending December 31,
(in thousands)	2013		2012		2011
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
D&A	$490,245	$100,959	$477,268	$90,419	$458,438	$57,329
TPS	749,495	327	679,620	240	509,215	239
Corporate	—	631	—	640	(2,491)	41,305
Eliminations	(11,027)	—	(12,804)	—	(53,856)	—
Consolidated	$1,228,713	$101,917	$1,144,084	$91,299	$911,306	$98,873

Long-lived assets separated between domestic and foreign operations and by segment is as follows:

	As of December 31,
(in thousands)	2013		2012
	Domestic	Foreign	Domestic	Foreign
D&A	$875,626	$313,731	$878,783	$351,190
TPS	1,037,897	3	876,761	4
Corporate	3,486,778	745,940	3,451,958	616,288
Eliminations	(3,352,294)	(745,940)	(3,275,164)	(616,262)
Consolidated (excluding assets for discontinued operations)	$2,048,007	$313,734	$1,932,338	$351,220

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

	Condensed Balance Sheet
	As of December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Cash and cash equivalents	$104,632	$—	$30,109	$—	$134,741
Accounts receivable	—	174,518	21,764	—	196,282
Other current assets	57,368	249,680	3,543	—	310,591
Property and equipment, net	20,076	147,951	27,618	—	195,645
Goodwill, net	—	1,228,855	161,819	—	1,390,674
Other intangible assets, net	348	135,326	40,134	—	175,808
Capitalized data and database cost, net	—	249,472	80,716	—	330,188
Investment in affiliates, net	—	95,343	—	—	95,343
Deferred income tax assets, long-term	58,998	—	—	(58,998)	—
Restricted cash	10,335	306	1,409	—	12,050
Investment in subsidiaries	2,209,926	—	—	(2,209,926)	—
Intercompany receivable	63,647	555,216	9,170	(628,033)	—
Other assets	118,708	41,221	2,104	—	162,033
Total assets	$2,644,038	$2,877,888	$378,386	$(2,896,957)	$3,003,355

Liabilities and equity:
Current liabilities	$107,340	$397,481	$33,206	$—	$538,027
Long-term debt, net of current	806,395	5,381	—	—	811,776
Deferred revenue, net of current	—	377,077	9	—	377,086
Deferred income tax liabilities, long term	—	109,003	24,303	(58,998)	74,308
Intercompany payable	564,386	—	63,647	(628,033)	—
Other liabilities	121,544	22,768	3,271	—	147,583
Redeemable noncontrolling interest	—	—	10,202	—	10,202
Total CoreLogic stockholders' equity	1,044,373	1,966,178	243,748	(2,209,926)	1,044,373
Total liabilities and equity	$2,644,038	$2,877,888	$378,386	$(2,896,957)	$3,003,355

	Condensed Balance Sheet
	As of December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Cash and cash equivalents	$111,305	$5,889	$34,792	$—	$151,986
Accounts receivable	—	195,078	14,065	—	209,143
Other current assets	59,977	309,438	16,667	(441)	385,641
Property and equipment, net	14,921	134,411	31,865	—	181,197
Goodwill, net	—	1,186,413	168,410	—	1,354,823
Other intangible assets, net	—	122,461	48,573	—	171,034
Capitalized data and database cost, net	—	238,598	83,691	—	322,289
Investment in affiliates, net	—	88,647	5,580	—	94,227
Deferred income tax assets, long-term	59,523	—	—	(59,523)	—
Restricted cash	18,299	306	3,513	—	22,118
Investment in subsidiaries	2,076,244	—	—	(2,076,244)	—
Intercompany receivable	65,025	347,411	—	(412,436)	—
Other assets	107,976	27,456	2,438	—	137,870
Total assets	$2,513,270	$2,656,108	$409,594	$(2,548,644)	$3,030,328

Liabilities and equity:
Current liabilities	$82,668	$423,146	$28,833	$(441)	$534,206
Long-term debt, net of current	783,470	8,854	—	—	792,324
Deferred revenue, net of current	—	309,418	—	—	309,418
Deferred income taxes liabilities, long term	—	99,071	20,673	(59,523)	60,221
Intercompany payable	347,410	—	65,026	(412,436)	—
Other liabilities	130,421	27,537	5,255	—	163,213
Total CoreLogic stockholders' equity	1,169,301	1,788,082	288,162	(2,076,244)	1,169,301
Noncontrolling interests	—	—	1,645	—	1,645
Total liabilities and equity	$2,513,270	$2,656,108	$409,594	$(2,548,644)	$3,030,328

	Condensed Statement of Operations
	For the year ended December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenue	$—	$1,229,344	$101,286	$—	$1,330,630
Intercompany revenue	—	—	631	(631)	—
Cost of services (exclusive of depreciation and amortization below)	—	632,055	38,804	(631)	670,228
Selling, general and administrative expenses	63,205	262,453	34,848	—	360,506
Depreciation and amortization	3,767	99,358	23,895	—	127,020
Operating (loss)/income	(66,972)	235,478	4,370	—	172,876
Total interest expense, net	(45,270)	(49)	(2,330)	—	(47,649)
Gain on investments and other, net	3,785	1,250	6,997	—	12,032
(Benefit)/Provision for income taxes	(40,392)	73,185	1,680	—	34,473
Equity in earnings of affiliates, net of tax	—	26,566	795	—	27,361
Equity in earnings of subsidiary, net of tax	175,793	—	—	(175,793)	—
Net income/(loss) from continuing operations	107,728	190,060	8,152	(175,793)	130,147
Loss from discontinued operations, net of tax	—	(15,292)	(172)	—	(15,464)
(Loss)/gain from sale of discontinued operations, net of tax	—	(8,514)	1,506	—	(7,008)
Net income/(loss)	107,728	166,254	9,486	(175,793)	107,675
Less: Net loss attributable to noncontrolling interests	—	—	(53)	—	(53)
Net income/(loss) attributable to CoreLogic	$107,728	$166,254	$9,539	$(175,793)	$107,728

Net income	$107,728	$166,254	$9,486	$(175,793)	$107,675
Total other comprehensive (loss)/income	(38,075)	—	(43,337)	43,337	(38,075)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(53)	—	(53)
Comprehensive income/(loss) attributable to CoreLogic	$69,653	$166,254	$(33,798)	$(132,456)	$69,653

	Condensed Statement of Operations
	For the year ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenue	$—	$1,146,040	$89,343	$—	$1,235,383
Intercompany revenue	—	—	1,955	(1,955)	—
Cost of services (exclusive of depreciation and amortization below)	—	576,622	34,732	(1,955)	609,399
Selling, general and administrative expenses	65,637	235,273	33,318	—	334,228
Depreciation and amortization	2,937	95,849	22,998	—	121,784
Operating (loss)/income	(68,574)	238,296	250	—	169,972
Total interest expense, net	(50,222)	(192)	(2,339)	—	(52,753)
Gain/(loss) on investments and other, net	3,492	(6,008)	—	—	(2,516)
(Benefit)/provision for income taxes	(44,908)	100,471	4,939	—	60,502
Equity in earnings of affiliates, net of tax	—	35,153	830	—	35,983
Equity in earnings/(losses) of subsidiary, net of tax	182,689	—	—	(182,689)	—
Net income/(loss) from continuing operations	112,293	166,778	(6,198)	(182,689)	90,184
Income from discontinued operations, net of tax	—	21,933	(4,310)	—	17,623
Loss on sale of discontinued operations, net of tax	—	3,841	—	—	3,841
Net income/(loss)	112,293	192,552	(10,508)	(182,689)	111,648
Less: Net loss attributable to noncontrolling interests	—	—	(645)	—	(645)
Net income/(loss) attributable to CoreLogic	$112,293	$192,552	$(9,863)	$(182,689)	$112,293

Net income/(loss)	$112,293	$192,552	$(10,508)	$(182,689)	$111,648
Total other comprehensive income/(loss)	4,802	—	5,921	(5,921)	4,802
Less: Comprehensive income attributable to noncontrolling interests	—	—	(645)	—	(645)
Comprehensive income/(loss) attributable to CoreLogic	$117,095	$192,552	$(3,942)	$(188,610)	$117,095

	Condensed Statement of Operations
	For the year ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenue	$—	$956,984	$53,195	$—	$1,010,179
Intercompany revenue	—	—	45,678	(45,678)	—
Cost of services (exclusive of depreciation and amortization below)	—	497,602	63,523	(43,251)	517,874
Selling, general and administrative expenses	97,780	230,320	21,709	(2,427)	347,382
Depreciation and amortization	3,702	85,651	18,710	—	108,063
Operating (loss)/income	(101,482)	143,411	(5,069)	—	36,860
Total interest expense, net	(55,564)	(1,263)	(1,678)	—	(58,505)
Gain/(loss) on investments and other, net	64,984	(4,316)	82	—	60,750
(Benefit)/provision for income taxes	(65,471)	113,379	(371)	—	47,537
Equity in earnings of affiliates, net of tax	—	30,323	192	—	30,515
Equity in losses of subsidiary, net of tax	(48,018)	—	—	48,018	—
Net (loss)/income from continuing operations	(74,609)	54,776	(6,102)	48,018	22,083
Loss from discontinued operations, net of tax	—	(98,980)	3,268	—	(95,712)
Net loss	(74,609)	(44,204)	(2,834)	48,018	(73,629)
Less: Net income attributable to noncontrolling interests	—	—	980	—	980
Net loss attributable to CoreLogic	$(74,609)	$(44,204)	$(3,814)	$48,018	$(74,609)

Net loss	$(74,609)	$(44,204)	$(2,834)	$48,018	$(73,629)
Total other comprehensive loss	(36,259)	(14,093)	(12,612)	26,705	(36,259)
Less: Comprehensive income attributable to noncontrolling interests	—	—	980	—	980
Comprehensive loss attributable to CoreLogic	$(110,868)	$(58,297)	$(16,426)	$74,723	$(110,868)

	Condensed Statement of Cash Flows
	For the year ended December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	$(52,150)	$328,483	$26,080	$—	$302,413
Net cash provided by operating activities - discontinued operations	—	49,902	1,506	—	51,408
Total cash (used in)/provided by operating activities	$(52,150)	$378,385	$27,586	$—	$353,821
Cash flow from investing activities:
Purchases of property and equipment	$(8,870)	$(51,655)	$(8,215)	$—	$(68,740)
Purchases of capitalized data and other intangible assets	(348)	(23,171)	(14,322)	—	(37,841)
Cash paid for acquisitions, net of cash acquired	—	(92,591)	542	—	(92,049)
Cash received from sale of subsidiary, net	—	2,263	—	—	2,263
Purchases of investments	—	(2,351)	—	—	(2,351)
Change in restricted cash	7,964	—	2,104	—	10,068
Net cash used in investing activities - continuing operations	(1,254)	(167,505)	(19,891)	—	(188,650)
Net cash used in investing activities - continuing operations	—	1,857	—	—	1,857
Total cash used in by investing activities	$(1,254)	$(165,648)	$(19,891)	$—	$(186,793)
Cash flow from financing activities:
Proceeds from long-term debt	$50,000	$1,647	$—	$—	$51,647
Debt issuance costs	—	(10,436)	—	—	(10,436)
Repayments of long-term debt	(4,375)	(291)	—	—	(4,666)
Shares repurchased and retired	(241,161)	—	—	—	(241,161)
Proceeds from issuance of stock related to stock options and employee benefit plans	28,232	—	—	—	28,232
Minimum tax withholding paid on behalf of employees for restricted stock units	(8,665)	—	—	—	(8,665)
Tax benefit related to stock options	5,146	—	—	—	5,146
Intercompany loan payments	—	(208,194)	(10,262)	218,456	—
Intercompany loan proceeds	218,456	—	—	(218,456)	—
Net cash provided by/(used in) financing activities - continuing operations	47,633	(217,274)	(10,262)	—	(179,903)
Net cash used in financing activities - discontinued operations	—	—	—	—	—
Total cash provided by/(used in) financing activities	$47,633	$(217,274)	$(10,262)	$—	$(179,903)
Effect of Exchange Rate on cash	—	—	(2,116)	—	(2,116)
Net decrease in cash and cash equivalents	(5,771)	(4,537)	(4,683)	—	(14,991)

Cash and cash equivalents at beginning of period	111,305	5,889	34,792	—	151,986
Less: Change in cash and cash equivalents - discontinued operations	—	51,759	1,506	—	53,265
Plus: Cash swept (to)/from discontinued operations	(902)	50,407	1,506	—	51,011
Cash and cash equivalents at end of year	$104,632	$—	$30,109	$—	$134,741

	Condensed Statement of Cash Flows
	For the year ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	$(60,340)	$363,358	$16,927	$—	$319,945
Net cash provided by operating activities - discontinued operations	—	43,200	—	—	43,200
Total cash (used in)/provided by operating activities	$(60,340)	$406,558	$16,927	$—	$363,145
Cash flow from investing activities:
Purchases of property and equipment	$(3,195)	$(33,618)	$(11,453)	$—	$(48,266)
Purchases of capitalized data and other intangible assets	—	(28,792)	(3,397)	—	(32,189)
Cash paid for acquisitions, net of cash acquired	—	(78,354)	—	—	(78,354)
Cash received from sale of discontinued operations	—	10,000	—	—	10,000
Proceeds from sale of property and equipment	—	1,863	—	—	1,863
Proceeds from sale of investments	—	8,000	—	—	8,000
Change in restricted cash	(1)	(184)	271	—	86
Net cash used in investing activities - continuing operations	(3,196)	(121,085)	(14,579)	—	(138,860)
Net cash used in investing activities - discontinued operations	—	(8,482)	—	—	(8,482)
Total cash used in investing activities	$(3,196)	$(129,567)	$(14,579)	$—	$(147,342)
Cash flow from financing activities:
Proceeds from long-term debt	$50,000	$—	$—	$—	$50,000
Repayments of long-term debt	(103,368)	(11,020)	(52,327)	—	(166,715)
Shares repurchased and retired	(226,629)	—	—	—	(226,629)
Proceeds from issuance of stock related to stock options and employee benefit plans	13,497	—	—	—	13,497
Minimum tax withholding paid on behalf of employees for restricted stock units	(3,466)	—	—	—	(3,466)
Distribution to noncontrolling interests	—	—	(10)	—	(10)
Tax benefit related to stock options	935	—	—	—	935
Intercompany loan payments	(66,765)	(278,231)	—	344,996	—
Intercompany loan proceeds	278,231	—	66,765	(344,996)	—
Net cash (used in)/provided by financing activities - continuing operations	(57,565)	(289,251)	14,428	—	(332,388)
Net cash used in financing activities - discontinued operations	—	(79)	—	—	(79)
Total cash (used in)/provided by financing activities	$(57,565)	$(289,330)	$14,428	$—	$(332,467)
Effect of Exchange Rate on cash	—	—	(153)	—	(153)

Net (decrease)/increase in cash and cash equivalents	(121,101)	(12,339)	16,623	—	(116,817)
Cash and cash equivalents at beginning of period	229,871	11,989	18,169	—	260,029
Less: Change in cash and cash equivalents - discontinued operations	—	34,639	—	—	34,639
Plus: Cash swept from discontinued operations	2,535	40,878	—	—	43,413
Cash and cash equivalents at end of year	$111,305	$5,889	$34,792	$—	$151,986

	Condensed Statement of Cash Flows
	For the year ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	$(11,053)	$151,801	$2,995	$—	$143,743
Net cash (used in)/provided by operating activities - discontinued operations	(19)	19,272	—	—	19,253
Total cash (used in)/provided by operating activities	$(11,072)	$171,073	$2,995	$—	$162,996
Cash flow from investing activities:
Purchases of property and equipment	$(785)	$(34,862)	$(5,506)	$—	$(41,153)
Purchases of capitalized data and other intangible assets	—	(26,447)	(562)	—	(27,009)
Cash paid for acquisitions, net of cash acquired	(219,317)	4,220	882	—	(214,215)
Cash received from sale of subsidiary, net	—	5,300	22,754	—	28,054
Proceeds from sale of property and equipment	—	25,042	—	—	25,042
Purchases of investments	(725)	(25,673)	—	—	(26,398)
Proceeds from sale of investments	—	74,621	—	—	74,621
Change in restricted cash	2,674	(1)	(582)	—	2,091
Net cash (used in)/provided by investing activities - continuing operations	(218,153)	22,200	16,986	—	(178,967)
Net cash used in investing activities - discontinued operations	—	(8,706)	—	—	(8,706)
Total cash (used in)/provided by investing activities	$(218,153)	$13,494	$16,986	$—	$(187,673)
Cash flow from financing activities:
Purchases of redeemable noncontrolling interests	$—	$(72,000)	$—	$—	$(72,000)
Proceeds from long-term debt	750,000	54,544	53,610	—	858,154
Debt issuance cost	(22,810)	—	—	—	(22,810)
Repayments of long-term debt	(575,787)	(107,109)	(50,511)	—	(733,407)
Shares repurchased and retired	(176,512)	—	—	—	(176,512)
Proceeds from issuance of stock related to stock options and employee benefit plans	3,087	—	—	—	3,087
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,023)	—	—	—	(2,023)
Distribution to noncontrolling interests	—	(4,290)	(545)	—	(4,835)
Tax benefit related to stock options	344	—	—	—	344
Intercompany loan payments	—	(78,584)	(53,247)	131,831	—
Intercompany loan proceeds	131,831	—	—	(131,831)	—
Net cash provided by/(used in) financing activities - continuing operations	108,130	(207,439)	(50,693)	—	(150,002)
Net cash provided by financing activities - discontinued operations	—	64	—	—	64

Total cash provided by/(used in) financing activities	$108,130	$(207,375)	$(50,693)	$—	$(149,938)
Effect of Exchange Rate on cash	—	—	65	—	65
Net decrease in cash and cash equivalents	(121,095)	(22,808)	(30,647)	—	(174,550)
Cash and cash equivalents at beginning of period	355,974	18,178	45,549	—	419,701
Less: Change in cash and cash equivalents - discontinued operations	(19)	10,630	—	—	10,611
Plus: Cash swept (to)/from discontinued operations	(5,027)	27,249	3,267	—	25,489
Cash and cash equivalents at end of year	$229,871	$11,989	$18,169	$—	$260,029

Note 22 - Unaudited Quarterly Financial Data

The following table sets forth certain unaudited quarterly financial data of CoreLogic for years ended 2013 and 2012:

	For the quarters ended
(in thousands, except per share amounts)	3/31/2013	6/30/2013	9/30/2013	12/31/2013
Operating revenue	$331,301	$348,201	$339,205	$311,923
Operating income	$47,337	$47,513	$56,469	$21,557
Equity in earnings of affiliates, net of tax	$8,787	$9,345	$5,717	$3,512
Amounts attributable to CoreLogic:
Income from continuing operations, net of tax	$31,618	$31,971	$40,383	$26,228
Income from discontinued operations, net of tax	3,696	11,579	8,331	(39,070)
Loss from sale of discontinued operations, net of tax	(1,745)	—	(5,052)	(211)
Net income attributable to CoreLogic stockholders	$33,569	$43,550	$43,662	$(13,053)
Basic income/(loss) per share:
Income from continuing operations, net of tax	$0.33	$0.33	$0.43	$0.28
Income from discontinued operations, net of tax	0.04	0.12	0.09	(0.42)
Loss from sale of discontinued operations, net of tax	(0.02)	—	(0.05)	—
Net income	$0.35	$0.45	$0.47	$(0.14)
Diluted income/(loss) per share:
Income from continuing operations, net of tax	$0.32	$0.33	$0.42	$0.28
Income from discontinued operations, net of tax	0.04	0.12	0.09	(0.41)
Loss from sale of discontinued operations, net of tax	(0.02)	—	(0.05)	—
Net income	$0.34	$0.45	$0.46	$(0.13)
Weighted-average common shares outstanding:
Basic	97,113	95,516	94,773	92,946
Diluted	99,056	97,180	96,793	95,115

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

	For the quarters ended
(in thousands, except per share amounts)	3/31/2012	6/30/2012	9/30/2012	12/31/2012
Operating revenue	$283,687	$296,543	$321,128	$334,025
Operating income	$33,776	$46,595	$43,491	$46,110
Equity in earnings of affiliates, net of tax	$9,470	$11,745	$8,166	$6,602
Amounts attributable to CoreLogic:
Income from continuing operations, net of tax	$22,016	$28,361	$25,246	$15,206
Income from discontinued operations, net of tax	(1,931)	13,830	810	4,914
(Loss)/gain on sale of discontinued operations, net of tax	(3,454)	466	12,264	(5,435)
Net income	$16,631	$42,657	$38,320	$14,685
Basic income/(loss) per share:
Income from continuing operations, net of tax	$0.09	$0.11	$0.08	$0.07
Income from discontinued operations, net of tax	0.21	0.27	0.25	0.15
(Loss)/gain on sale of discontinued operations, net of tax	(0.03)	—	0.12	(0.06)
Net income	$0.27	$0.38	$0.45	$0.16
Diluted income/(loss) per share:
Income from continuing operations, net of tax	$0.09	$0.11	$0.08	$0.07
Income from discontinued operations, net of tax	0.20	0.27	0.24	0.15
Loss on sale of discontinued operations, net of tax	(0.03)	—	0.12	(0.05)
Net income	$0.26	$0.38	$0.44	$0.17
Weighted-average common shares outstanding:
Basic	106,594	105,895	101,650	97,513
Diluted	107,327	106,468	103,113	99,346

CORELOGIC AND SUBSIDIARY COMPANIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
December 31, 2013, 2012 and 2011

(in thousands) Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
For the year ended December 31, 2013
Allowance for doubtful accounts	$19,093	$6,384	$—		$(12,547)	(1)	$12,930
Claim losses	$25,410	$14,405	$—		$(13,809)	(2)	$26,006
Tax valuation allowance	$30,955	$(5,295)	$(1,487)	(3)	$—		$24,173
For the year ended December 31, 2012
Allowance for doubtful accounts	$14,402	$11,002	$—		$(6,311)	(1)	$19,093
Claim losses	$21,806	$18,729	$—		$(15,125)	(2)	$25,410
Tax valuation allowance	$29,389	$13,134	$(11,568)	(3)	$—		$30,955
For the year ended December 31, 2011
Allowance for doubtful accounts	$10,855	$4,264	$—		$(717)	(1)	$14,402
Claim losses	$22,882	$16,960	$—		$(18,036)	(2)	$21,806
Tax valuation allowance	$19,058	$—	$12,156		$(1,825)		$29,389

(1)	Amount represents accounts written off, net of recoveries.

(2)	Amount represents claim payments, net of recoveries.

(3)	Amount represents adjustments for acquired net operating loss and credit carryforwards.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992). Based on that assessment under the framework in Internal Control—Integrated Framework (1992), management determined that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s financial statements provided in Item 8, above, has issued a report on the effectiveness of the Company’s internal controls over financial reporting for the year ended December 31, 2013.

(c) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as provided below, the information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

Code of Ethics

Our Board of Directors has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of this code of ethics is posted on the Investors section of the Company's Web site under Corporate Governance at www.corelogic.com. The Board also has adopted a broader code of ethics and conduct, applying to all employees, officers and directors, which also has been posted under "Investors-Corporate Governance" on the Web site at the address stated above. If the Company waives or amends any provisions of these codes of ethics that apply to the Company's directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions, it will disclose such waivers or amendments on the Company's Web site, at the address and location specified above, to the extent required by applicable rules of the Securities and Exchange Commission or the New York Stock Exchange.

Item 11. Executive Compensation

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. The following consolidated financial statements of CoreLogic, Inc. are included in Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statement of Comprehensive (Loss) Income for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

Notes to the Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

2. Financial Statement Schedule.

3. Exhibits – See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Anand Nallathambi
Anand Nallathambi
President and Chief Executive Officer
(Principal Executive Officer)
Date:	February 27, 2014

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Anand Nallathambi, Frank D. Martell and Stergios Theologides, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anand K. Nallathambi	President and Chief Executive Officer	February 27, 2014
Anand K. Nallathambi	(Principal Executive Officer)

/s/ Frank D. Martell	Chief Financial Officer	February 27, 2014
Frank D. Martell	(Principal Financial Officer)

/s/ James L. Balas	Senior Vice President and Corporate Controller	February 27, 2014
James L. Balas	(Principal Accounting Officer)

/s/ D. Van Skilling	Chairman of the Board, Director	February 27, 2014
D. Van Skilling

/s/ J. David Chatham	Director	February 27, 2014
J. David Chatham

/s/ Douglas C. Curling	Director	February 27, 2014
Douglas C. Curling

/s/ John C. Dorman	Director	February 27, 2014
John C. Dorman

/s/ Paul F. Folino	Director	February 27, 2014
Paul F. Folino

/s/ Thomas C. O’Brien	Director	February 27, 2014
Thomas C. O’Brien

/s/ Jaynie Miller Studenmund	Director	February 27, 2014
Jaynie Miller Studenmund

/s/ David F. Walker	Director	February 27, 2014
David F. Walker

/s/ Mary Lee Widener	Director	February 27, 2014
Mary Lee Widener

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated May 28, 2010, by and between The First American Corporation and CoreLogic, Inc. (Incorporated by reference herein from Exhibit 2.1 to the Company’s Form 8-K as filed with the SEC on June 1, 2010).

2.2
Purchase and Sale Agreement by and among CoreLogic Acquisition Co. I, LLC, CoreLogic Acquisition Co. II, LLC, CoreLogic Acquisition Co. III, LLC, Property Data Holdings, Ltd., DataQuick Lending Solutions, Inc., Decision Insight Information Group S.à r.l., and solely with respect to, and as specified in, Sections 2.5, 2.7, 2.10(f), 5.7, 5.18, 5.21, 8.2(b), 8.7(b), and 9.15 of the Purchase and Sale Agreement, CoreLogic Solutions, LLC, and solely with respect to, and as specified in, Sections 5.4 and 5.7 of the Purchase and Sale Agreement, Property Data Holdings, L.P. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on July 5, 2013). † ^

3.1
Amended and Restated Certificate of Incorporation of CoreLogic, Inc., dated May 28, 2010 (Incorporated by reference herein from Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 1, 2010).

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

4.3	Form of First Supplemental Indenture (Incorporated by reference herein from Exhibit 4.2 of Registration Statement 333-116855 on Form S-3, dated June 25, 2004).

4.4
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

4.6
Fourth Supplemental Indenture to Senior Indenture, dated as of June 1, 2010 (Incorporated by reference herein from Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).

4.7	Form of Senior Note (Incorporated by reference herein from Exhibit 4.3 of Registration Statement 333-116855 on Form S-3, dated June 25, 2004).

4.8
Senior Notes Indenture, dated May 20, 2011, among CoreLogic, Inc., the guarantors named therein and Wilmington Trust FSB, as trustee (Incorporated by reference herein to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on May 25, 2011).

4.9
Supplemental Indenture, dated November 13, 2013, among CoreLogic, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (Incorporated by reference herein from Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 15, 2013).

4.10
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

10.6
Arrangement regarding Mr. Nallathambi’s Relocation Assistance Package (Incorporated by reference herein to description included in the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2010).*

10.7
Employment Agreement, dated May 3, 2011, between CoreLogic, Inc. and Anand K. Nallathambi (Incorporated by reference herein from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011 as filed with the SEC on May 6, 2011).*

10.8
Employment Agreement between CoreLogic, Inc. and George S. Livermore dated May 3, 2011 (Incorporated by reference herein to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2011 as filed with the SEC on August 8, 2011).*

10.9
Employment Agreement, dated May 3, 2011, between CoreLogic, Inc. and Barry M. Sando (Incorporated by reference herein to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2011 as filed with the SEC on August 8, 2011).*

10.10
Form of Employment Agreement (Incorporated by reference herein from Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011 as filed with the SEC on May 6, 2011).*

10.11
Employment Agreement, dated August 29, 2011, between CoreLogic, Inc. and Frank Martell (Incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011 as filed with the SEC on November 4, 2011).*

10.12
Employment Agreement, dated March 14, 2011, between CoreLogic, Inc. and James L. Balas (Incorporated by reference herein from Exhibit 10.85 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 as filed with the SEC on April 30, 2012).*

10.13
Employment Agreement, dated May 4, 2011, between CoreLogic, Inc. and Stergios Theologides (Incorporated by reference herein from Exhibit 10.86 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 as filed with the SEC on April 30, 2012).*

10.14	Form of Change in Control Agreement (Incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on June 14, 2010).*

10.15
Pension Restoration Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.16
Executive Supplemental Benefit Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.17
Amendment No. 1 to the Company’s Executive Supplemental Benefit Plan, effective as of December 31, 2010 (Incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 24, 2010).*

10.18
Amendment No. 2 to the Company’s Executive Supplemental Benefit Plan, dated as of January 27, 2011 (Incorporated by reference herein from Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.19
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

10.21
Amendment No. 2 to the Company’s Management Supplemental Benefit Plan, dated as of January 27, 2011 (Incorporated by reference herein from Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.22
Deferred Compensation Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.23
Amendment No. 1 to the Company’s Deferred Compensation Plan, effective as of December 31, 2010 (Incorporated by reference herein from Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 24, 2010).*

10.24
Amendment No. 2 to the Company’s Deferred Compensation Plan, effective as of January 1, 2011 (Incorporated by reference herein from Exhibit 10.27 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 as filed with the SEC on March 31, 2011).*

10.25
Amendment No. 3 to the Company's Deferred Compensation Plan, effective as of September 29, 2011 (Incorporated by reference herein to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC on February 29, 2012).*

10.26
Amendment No. 4 to the Company's Deferred Compensation Plan, effective as of September 29, 2011 (Incorporated by reference herein to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC on February 29, 2012).*

10.27	1997 Directors’ Stock Plan (Incorporated by reference herein from Exhibit 4.1 of Registration Statement No. 333-41993 on Form S-8, dated December 11, 1997).*

10.28
Amendment No. 1 to 1997 Directors’ Stock Plan, dated February 26, 1998 (Incorporated by reference herein from Exhibit (10)(m) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the SEC on March 22, 1999).*

10.29
Amendment No. 2 to 1997 Directors’ Stock Plan, dated July 7, 1998 (Incorporated by reference herein from Exhibit (10)(n) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the SEC on March 22, 1999).*

10.30
Amendment No. 3 to 1997 Directors’ Stock Plan, dated July 19, 2000 (Incorporated by reference herein from Exhibit (10)(c) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 as filed with the SEC on August 11, 2000).*

10.31	1996 Stock Option Plan (Incorporated by reference herein from Exhibit 4 of Registration Statement No. 333-19065 on Form S-8, dated December 30, 1996).*

10.32
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

10.36
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

10.38
Amendment No. 7 to 1996 Stock Option Plan, dated June 4, 2002 (Incorporated by reference herein from Exhibit (10)(a) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 as filed with the SEC on August14, 2002).*

10.39
The CoreLogic, Inc. 2006 Incentive Compensation Plan (formerly The First American Corporation 2006 Incentive Compensation Plan) (Incorporated by reference herein from Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.40	CoreLogic, Inc.'s 2011 Performance Incentive Plan (Incorporated by reference herein to Exhibit A to the Company's Proxy Statement on Schedule 14A as filed with the SEC on April 18, 2011).*

10.41
CoreLogic, Inc.'s Amended 2011 Performance Incentive Plan (Incorporated by reference herein to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011 as filed with the SEC on November 4, 2011).*

10.42
Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 27, 2007 (Incorporated by reference herein from Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 5, 2007).*

10.43	Form of Amendment to Restricted Stock Unit Award Agreement (Incorporated by reference herein from Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 26, 2007).*

10.44	Form of Amendment to Restricted Stock Unit Award Agreement (Incorporated by reference herein from Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 10, 2007).*

10.45
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

10.49
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

10.56	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Award Agreement (Employee).*•

10.57	Form of Bonus Restricted Stock Unit Grant and Restricted Stock Unit Award Agreement (Employee).*•

10.58
Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Award Agreement (Non-Employee Director) (Incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K as filed with the SEC on May 25, 2011).*

10.59
Form of Notice of Performance-Based Restricted Stock Unit Grant and Performance-Based Restricted Stock Unit Award Agreement (Employee) (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on June 1, 2010).*

10.60
Form of Notice of Performance-Based Restricted Stock Unit Grant and Performance-Based Restricted Stock Unit Award Agreement (Employee) (Incorporated by reference herein from Exhibit 10.57  to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011). *

10.61
Form of Notice of Performance-Based Restricted Stock Unit Grant and Performance-Based Restricted Stock Unit Award Agreement (Employee) (Incorporated by reference herein to Exhibit 10.6 to the Company's Current Report on Form 8-K as filed with the SEC on May 25, 2011).*

10.62
Form of Performance-Based Restricted Stock Unit Award Agreement, approved February 19, 2013(Incorporated by reference herein from Exhibit 10.62  to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the SEC on February 25, 2013).*

10.63
Form of Notice of Nonqualified Stock Option Grant and Nonqualified Stock Option Grant Agreement (Employee) (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on June 1, 2010).*

10.64
Form of Notice of Nonqualified Stock Option Grant and Nonqualified Stock Option Grant Agreement (Employee) (Incorporated by reference herein from Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.65
Form of Notice of Option Grant and Option Award Agreement (Employee) (Incorporated by reference herein to Exhibit 10.5 to the Company's Current Report on Form 8-K as filed with the SEC on May 25, 2011).*

10.66
Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 25, 2010 (Incorporated by reference herein from Exhibit 10(mmm) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the SEC on March 1, 2010).*

10.67
Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved March 1, 2011 (Incorporated by reference herein from Exhibit 10.64 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.68
Form of Performance-Based Restricted Stock Unit Award Agreement, approved January 18, 2012 (Incorporated by reference herein to Exhibit 10.70 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC on February 29, 2012).*

10.69	Form of Performance-Based Restricted Stock Unit Award Agreement, approved January 29, 2014.*•

10.70
Form of Performance Unit Award Agreement, approved January 18, 2012 (Incorporated by reference herein to Exhibit 10.71 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC on February 29, 2012).*

10.71	Form of Performance Unit Grant and Form of Performance Unit Award Agreement, approved January 29, 2014.*•

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

10.75
Credit Agreement, dated as of September 18, 2013, among CoreLogic, Inc., CoreLogic Australia Pty Limited, the guarantors named therein, the lenders party from time to time thereto and Bank of America, N.A., as administrative agent (Incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 as filed with the SEC on October 25, 2013).

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

10.81	Form of Indemnification Agreement (Directors and Officers) (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on May 25, 2011).*

10.82
Master Professional Services Agreement, dated August 17, 2011, between CoreLogic Real Estate Solutions, LLC and Cognizant Technology Solutions U.S. Corporation (Incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A for the period ended September 30, 2011 as filed with the SEC on March 23, 2012).±

10.83
Amendment No. 2 to Supplement A, effective as of March 1, 2012, by and between CoreLogic Solutions, LLC and Cognizant Technology Solutions U.S. Corporation, to the Master Professional Services Agreement between CoreLogic Real Estate Solutions, LLC and Cognizant Technology Solutions U.S. Corporation (Incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 as filed with the SEC on October 25, 2013). ±

10.84
Master Services Agreement by and between the Company and Dell Marketing, L.P., dated as of July 19, 2012 (Incorporated by reference herein from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012 as filed with the SEC on October 26, 2012).±

10.85
Amendment No. 1 dated October 23, 2012 to the Master Services Agreement by and between CoreLogic Solutions, LLC and Dell Marketing, L.P. (Incorporated by reference herein from Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2013 as filed with the SEC on February 25, 2013)

10.86
Amendment No. 2 dated October 26, 2012 to the Master Services Agreement and Supplement A between CoreLogic Solutions, LLC and Dell Marketing L.P. (Incorporated by reference herein from Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2013 as filed with the SEC on February 25, 2013). ±

10.87
Support Agreement, dated June 11, 2012, between CoreLogic, Inc., on the one hand, and Highfields Capital Management LP, Highfields GP LLC, Highfields Associates LLC, Highfields Capital I LP, Highfields Capital II LP, and Highfields Capital III L.P., on the other hand (Incorporated by reference herein from Exhibit 99.1 to the Company's Current Report on Form 8-K as filed with the SEC on June 12, 2012).

21.1	Subsidiaries of the registrant.•

23.1	Consent of Independent Registered Public Accounting Firm.•

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Act of 1934, as amended.•

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.•

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.•

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.•

101	Extensible Business Reporting Language (XBRL)

•	Included in this filing

*	Indicates a management contract or compensatory plan or arrangement in which any director or named executive officer participates.

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

†
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