Form 10-K/A
period 2013-12-31
CORELOGIC, INC.
filed 2014-03-20
CIK 36047

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
On March 17, 2014, there were 91,703,660 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement with respect to the 2014 annual meeting of the stockholders are incorporated by reference in Part III of this report. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10-K (this “Amendment”) to the Annual Report on Form 10-K of CoreLogic, Inc. (the “Company”) for the fiscal year ended December 31, 2013 (the “Original Report”), filed by the Company with the Securities and Exchange Commission on February 27, 2014, is to amend Item 15, "Exhibits and Financial Statement Schedules," to provide, in accordance with Rule 3-09 of Regulation S-X, the following document which was not included in the Original Report: Exhibit 99.1 - Audited Financial Statements of RELS LLC.

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

CoreLogic, Inc.
(Registrant)

By: /s/ Anand Nallathambi
Anand Nallathambi
President and Chief Executive Officer
(Principal Executive Officer)
Date:	March 19, 2014

EXHIBIT INDEX

Exhibit No.	Description

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

21.1	Subsidiaries of the registrant.•

23.1	Consent of Independent Registered Public Accounting Firm.•

23.2	Consent of Independent Registered Public Accounting Firm. **

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.•

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.•

31.3	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934, as amended. **

31.4	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934, as amended. **

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.•

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.•

32.3	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350. **

32.4	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350. **

99.1	Audited Financial Statements of RELS LLC. **

101	Extensible Business Reporting Language (XBRL)

**	Filed herewith

•	Included in previously filed original Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

*	Indicates a management contract or compensatory plan or arrangement in which any director or named executive officer participates.

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