Form 10-K/A
period 2013-12-31
CORELOGIC, INC.
filed 2014-04-30
CIK 36047

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
On April 25, 2014, there were 91,839,944 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

CoreLogic, Inc.

EXPLANATORY NOTE
This Amendment No. 2 to Form 10-K (this "Amended Report") amends the original Annual Report on Form 10-K of CoreLogic, Inc. (“CoreLogic” or the "Company") for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission (the "SEC") on February 27, 2014 (the "Original Report"). On March 20, 2014, the Company filed Amendment No. 1 to Form 10-K (the "Prior Amendment") to amend the Original Report. This Amended Report further amends the Original Report to incorporate information required by Part III - Item 10, Item 11, Item 12, Item 13, and Item 14 of Form 10-K.
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
In 2012, our Chairman of the Board, D. Van Skilling, announced his intention to retire from our Board immediately prior to the 2014 annual meeting. During 2013, the Nominating and Corporate Governance Committee presided over the process of selecting Mr. Skilling's successor as Chairman. The Committee has recommended, and the Board has approved, the selection of Paul F. Folino to serve as Chairman of the Board following our 2014 annual meeting of stockholders. Also effective upon Mr. Skilling's retirement, the size of the Board will be reduced from ten to nine directors immediately prior to the annual meeting.

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

63

Douglas C. Curling
Mr. Curling has served as a member of our Board since July 2012. Since March 2010, Mr. Curling has been a principal and managing director of New Kent Capital LLC, a family-run investment business, and a principal at New Kent Consulting LLC, a consulting business that he founded. From 1997 until September 2008, Mr. Curling held various executive positions at ChoicePoint Inc., a provider of identification and credential verification services that was sold to Reed Elsevier, including serving as president from April 2002 to September 2008, as chief operating officer from 1999 to September 2008 and as executive vice president, chief operating officer and treasurer from 1997 to May 1999. Mr. Curling also served as a director of ChoicePoint Inc. from May 2000 to September 2008. Prior to joining ChoicePoint Inc., Mr. Curling served in various financial roles at Equifax, Inc., a credit bureau, from 1989 to 1997. In addition to his experience operating a data business, Mr. Curling provides insight on data monetization and growth strategies to our Board.
59

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
63

Paul F. Folino
Mr. Folino has served as a member of our Board since July 2011. Mr. Folino was executive chairman of the board of directors of Emulex Corporation, an information technology product manufacturer specializing in servers, network and storage devices for data centers, from 2006 until his retirement in 2011, and remains an Emulex board member. Previously, he had served as a director of Emulex since 1993, as chairman from 2002 to 2006, and as chief executive officer from 1993 to 2002. Mr. Folino also serves on the boards of Microsemi Corporation, a provider of semiconductor solutions, Commercial Bank of California, a full-service, highly regulated, FDIC-insured, community bank, and Lantronix, Inc., a provider of device networking and remote access products for remote IT management, as well as numerous charitable organizations. Mr. Folino brings significant expertise regarding information technology and intellectual property. In addition, as a seasoned CEO, Mr. Folino provides valued input on a variety of leadership, strategy and organizational matters.

69

Anand K. Nallathambi
Mr. Nallathambi is our President and Chief Executive Officer and has served as a member of our Board since June 2010. From November 2009 until the spin-off of our financial services business in June 2010 (the “Separation”), Mr. Nallathambi served as president and chief operating officer of the information solutions group of our predecessor, The First American Corporation (“FAC”). From March 2007 to November 2009, Mr. Nallathambi served as chief executive officer of FADV and from 2005 to March 2007 served as its president. From 2007 to 2009, Mr. Nallathambi was also a member of the board of directors of FADV. Prior to joining FADV, from 1996 to 1998, Mr. Nallathambi served as president of FAC's credit information group and as president of First American Appraisal Services, a real-estate appraisal company. Mr. Nallathambi has worked with us in various capacities for nearly 23 years and brings unique insight into our management practices and has a deep understanding of our history and culture. Respected for his vision in the consumer data industry and his leadership as former chairman of the Consumer Data Industry Association, Mr. Nallathambi's strategic perspectives on combining property and consumer information have helped drive innovative product development initiatives at the Company.

52

Thomas C. O'Brien
Mr. O'Brien was originally appointed to our Board in April 2008 pursuant to an agreement with Highfields Capital Management LP, Highfields GP LLC, Highfields Associates LLC, Highfields Capital I LP, Highfields Capital II LP, and Highfields Capital III L.P. (collectively, "Highfields"), as discussed in our Current Report on Form 8-K dated April 10, 2008. The 2008 agreement with Highfields expired in December 2009. Mr. O'Brien has served as the chief executive officer and president of Insurance Auto Auctions Inc., a provider of specialized services for automobile insurance, since 2000. Mr. O'Brien also serves as a director of KAR Auction Services, Inc., a provider of vehicle auction services in North America. As a result of his experience as a chief executive officer, Mr. O'Brien provides valued insight into corporate governance and our management practices, in particular with respect to the relationship between performance and compensation.

60

D. Van Skilling
Mr. Skilling, who will retire as Chairman and a director at our 2014 Annual Meeting, has served as a member of our Board since 1998 and as Chairman of the Board since May 2011. Mr. Skilling served as chairman and chief executive officer of Experian Information Solutions, Inc. (“Experian”) from 1996 to 1999 and was originally appointed to our Board pursuant to an agreement with Experian which required that we nominate an Experian designee as a candidate for election to our Board. Our agreement with Experian terminated in December 2009. Mr. Skilling has served as the president of Skilling Enterprises, a private investment firm, since 1999. Mr. Skilling also serves as chairman of the board of ONVIA, Inc. and as a director of American Business Bank. Previously, he served as a director of FADV, The Lamson & Sessions Co. and McData Corporation. Mr. Skilling, who was responsible for businesses that Experian contributed to a joint venture between Experian and our Company (which is now wholly owned by us), provides our Company with insight into the development of these businesses as well as strategies for managing them. Mr. Skilling has extensive experience as a director of publicly-traded companies and a strong executive background including extensive executive experience in corporate finance and strategic planning, corporate governance and public company executive compensation.
80

Jaynie Miller Studenmund
Ms. Studenmund has served as a member of our Board since July 2012. From January 2001 to January 2004, Ms. Studenmund was chief operating officer of Overture Services, Inc., the creator of paid search advertising, acquired by Yahoo, Inc. in 2004. From 1999 to 2001, Ms. Studenmund was president and chief operating officer of PayMyBills.com, a leading online bill management company. Prior to this, Ms. Studenmund held senior positions in the financial services industry, serving as executive vice president and head of retail banking at Great Western Bank and then Home Savings Bank (both are now part of JPMorgan Chase) from 1995 to 1997, and as executive vice president and head of retail banking and chief marketing officer at First Interstate Bank (now part of Wells Fargo) from 1984 to 1995. Ms. Studenmund serves as a director of Pinnacle Entertainment, Inc., an owner, operator and developer of casinos and related hospitality and entertainment facilities, since March 2012; as a director for several public funds as well as other funds for Western Asset, a major fixed income fund, since 2004; and as a director of several private companies, including Forest Lawn Memorial Parks, an industry-leading memorial parks provider, since 2002. She is also a director of Huntington Memorial Hospital, a regional teaching hospital in Pasadena, California. Previously, Ms. Studenmund served as a director of Orbitz Worldwide, Inc., an online travel company, from 2007 to February 2014. Ms. Studenmund has more than 35 years of executive management and operational experience across a diverse group of businesses in financial services and the online media and communications sector. She is also a seasoned director, having guided the growth and development of several technology and internet companies, including aQuantive, a digital marketing and ad serving company, and MarketTools, a market research and analytics company in addition to the companies listed above. With her background, Ms. Studenmund brings to our Board broad operational expertise and strong insights into growth strategies, particularly through technology, software and the internet.
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

60

Mary Lee Widener
Ms. Widener has served as a member of our Board since 2006. Ms. Widener is a community investment consultant. From 1974 until her retirement in 2009, Ms. Widener was president and chief executive officer of Neighborhood Housing Services of America, Inc., a nonprofit housing agency. Ms. Widener also previously served on the board of The PMI Group, Inc. from 1995 to October 2013 and served as chairman of the Federal Home Loan Bank of San Francisco from 1994 to 2004. Given her extensive experience with organizations dedicated to revitalizing neighborhoods and increasing homeownership opportunities, Ms. Widener brings to our Company an understanding of the opportunities we have to improve homeownership in underserved communities and the difficulties people in those communities face in purchasing a home.

75

Executive Officers
The following provides information regarding the Company's current executive officers. Executive officers of the Company are appointed annually by the Board on the day of the annual meeting of stockholders or at such other times as determined by the Board.

Name	Position(s) Held	Age
Anand K. Nallathambi	President and Chief Executive Officer	52
Frank D. Martell	Chief Financial Officer	54
Barry M. Sando	Group Executive and Executive Vice President for Technology and Processing Solutions and Asset Management and Processing Solutions	54
Stergios Theologides	Senior Vice President, General Counsel and Secretary	47
________

•	Anand K. Nallathambi's biography is set forth above under “Directors.”

•
Frank D. Martell has served as the Company's Chief Financial Officer since August 2011. From July 2010 to August 2011, Mr. Martell was president and chief executive officer for Western Institutional Review Board, a leading provider of review, approval and oversight for clinical research studies involving human subjects. Mr. Martell served as a director of Western Institutional Review Board from December 2010 to December 2011. Previously, Mr. Martell served as chief financial officer from October 2009 to June 2010 for Advantage Sales and Marketing, a retail merchandising and marketing services company. From January 2007 to September 2009, Mr. Martell served as executive vice president and chief financial officer for Information Services Group, Inc., a technology insight, market intelligence and advisory services company, where he was responsible for global financial management, investor and rating agency relations and information technology operations. From 1996 to 2006, Mr. Martell held a number of leadership positions for ACNielsen Corporation, including vice president and treasurer, as well as chief financial officer, chief operating officer and president of Asia Pacific & Emerging Markets, executive vice president, marketing information group, and chief operating officer of ACNielsen and president Europe, Middle East & Africa. Mr. Martell has served as a member of the Operating Advisory Board of BV Investment Partners L.P. since January 2012.

•
Barry M. Sando has served as the Company's Group Executive and Executive Vice President for the businesses currently comprising the Company's technology and processing solutions and asset management and processing solutions segments, formerly known as the mortgage origination services, default services and business and information services segments, since June 2010. From 1997 to June 2010, Mr. Sando was president of the information and outsourcing solutions business segment of FAC. He also served as president of FAC's flood zone certification subsidiary during 1997, served as its executive vice president from 1995 to 1997 and was employed by FAC's tax service subsidiary from 1991 to 1995.

•
Stergios Theologides has served as the Company's Senior Vice President, General Counsel and Secretary since June 2010. Mr. Theologides served as senior vice president and general counsel of the information solutions group of FAC from November 2009 until June 2010. Mr. Theologides served as the executive vice president and general counsel of Morgan Stanley's U.S. residential mortgage business from 2007 to 2009, overseeing legal, compliance, operational risk, fraud prevention, quality assurance and consumer and community affairs for Morgan Stanley's mortgage origination and servicing platforms. From 1998 to 2007, Mr. Theologides was the executive vice president and general counsel of New Century Financial Corporation ("New Century"). At New Century, Mr. Theologides oversaw legal, compliance, privacy, security, consumer relations and government affairs. New Century filed for bankruptcy protection in April 2007 and was ultimately liquidated. Mr. Theologides began his career as a corporate and securities lawyer at O'Melveny & Myers LLP.

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
Based solely on the review of the copies of the forms received by us, or written representations from reporting persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that our officers, directors and greater-than-ten-percent beneficial owners timely complied with all such filing requirements during fiscal year 2013.

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

Audit Committee of the Board of Directors
The Company has a standing Audit Committee of the Board of Directors. The current members of the Audit Committee are Messrs. Walker (Chairman), Chatham, Dorman and Skilling and Ms. Widener.
Our Board has determined that each of Messrs. Walker and Skilling is an “audit committee financial expert” within the meaning of the SEC's rules and regulations and that each of the members of our Audit Committee is "independent” under applicable SEC rules and the listing standards of the NYSE and “financially literate” under the listing standards of the NYSE.

Item 11. Executive Compensation

Compensation Discussion and Analysis
This discussion and analysis of the compensation program for our named executive officers should be read in conjunction with the tables and text contained elsewhere in this Item 11 that describe the compensation awarded to, earned by or paid to the named executive officers in 2013.
Our Compensation Discussion and Analysis (“CD&A”) describes the Compensation Committee's (the “Committee's”) compensation philosophy, objectives, policies and decisions for the 2013 named executive officers (“NEOs”) listed below. The four NEOs in office at the end of 2013 were the only individuals serving as our executive officers at the end of 2013.

Named Executive Officer	Position as of December 31, 2013
Anand K. Nallathambi	President and Chief Executive Officer
Frank D. Martell	Chief Financial Officer
Barry M. Sando	Group Executive and Executive Vice President for Technology and Processing Solutions and Asset Management and Processing Solutions
Stergios Theologides	Senior Vice President, General Counsel and Secretary
George Livermore (1)	Former Group Executive and Executive Vice President, Global Sales and Client Strategy
___________
* Mr. Livermore voluntarily resigned September 27, 2013.
Executive Summary
The Company achieved strong financial results in 2013, delivering record revenues, operating and net income from continuing operations despite an estimated 20% loan origination market decline. These record results were due to growth in our core segments through market share gains and acquisition activity despite market conditions. Additionally, the Company benefited from productivity gains from its cost reduction initiatives. The strong performance generated substantial cash flows which allowed CoreLogic to repurchase over eight million shares.
CoreLogic’s financial results and strategic actions also translated into another year of strong stockholder returns. The Company’s stock began the year at $26.92 per share and ended 2013 at $35.53 per share - a 32% increase following a 108% increase in 2012 -- demonstrating the Company’s ability to sustain multi-year share price growth in the face of ongoing external market challenges.
Financial Results, Operational Improvements, Strategic Initiatives and Accomplishments
The Company delivered strong financial results from continuing operations in 2013. Revenues increased by 8% despite an estimated 20% decline in loan origination volumes, while net income from continuing operations increased by 43%. Our Technology and Processing Solutions (TPS) segment experienced significant market share gains while our Data & Analytics (D&A) segment delivered solid growth in geospatial analytics and property information revenues. Concurrently, we invested in areas of strategic growth and operational excellence that we believe will support long-term, sustainable value creation for our stockholders. In 2013, our executive leadership team continued to execute our long-term strategic plan, which focuses on growth and scale in our core business segments, transformation of our cost structure to best in class, operational excellence to drive productivity, and positioning the Company to capitalize on our competitive strengths. Key 2013 strategic actions included:

•
Restructuring the business into two segments to accelerate the Company’s growth around a set of core businesses uniquely positioned to capitalize on competitive strengths in data and analytics, payment processing, and data-enabled services.

•	Deciding to divest our AMPS segment.

•
Adding scale and operating leverage to TPS by acquiring the flood zone determination and tax processing services assets and operating platforms from Bank of America and the flood and credit business lines from DataQuick Lending Solutions.

•	Delivering $22 million of cost savings in 2013 through our ongoing cost-reduction program.

•	Returning capital to stockholders by repurchasing 8.1 million shares of common stock.

•	Advancing our technology transformation initiative which focuses on consolidating processing platforms and transitioning legacy data centers and applications to a private cloud-based environment.

•
Agreeing to acquire Marshall & Swift/Boeckh and DataQuick Information Systems which significantly expands our footprint in the property and casualty insurance vertical and adds additional scale to our property data and analytics business. This acquisition successfully closed on March 25, 2014.

The 2013 named executive officer performance and pay levels reflect our AMPS segment results. AMPS is classified as held-for-sale as of December 31, 2013, and therefore is included in discontinued operations within our audited financial statements. The Compensation Committee determined to include the financial results from AMPS as the segment was part of the Company for the full year, and results achieved reflect management’s ability to deliver against the expected performance. Consequently, financial results noted below in the body of the CD&A have been adjusted to reflect CoreLogic’s full-year 2013 results including the AMPS business and will not align with the as-reported financial statements. With this lens on performance, the D&A and TPS businesses performed well and saw growth, while the AMPS business underperformed expectations and also brought down total corporate performance due to continued declines in default market volumes as the housing sector continues to improve.

Executive Compensation Program Rewards Strong Financial Results and Incorporates Full 2013 Business Portfolio

Our Company's primary objective is to achieve sustainable, profitable growth with strong long-term stockholder returns within a culture of prudent risk management. To incent balanced stock price and financial performance, we believe that we should closely link executive compensation to Company performance.

The Company's underlying pay-for-performance compensation approach is intended to reflect both below- and above-expected performance results. For example, in 2012, most NEOs (including the CEO) received annual incentives that were above target levels to reward their contributions to the Company’s outstanding performance. For 2013, NEOs received payouts at just below target levels, reflective of the Company’s mixed performance by business segment, as illustrated below:

Financial Performance Metric	Budget (In millions, except percentages)	Actual 2013 Results Including AMPS (In millions, except percentages)	Percentage Achieved
2013 Corporate Revenue	$1,620	$1,597.5	99%
2013 Corporate adjusted EBITDA	$486	$470.8	97%
2013 Corporate adjusted EBITDA margin	30%	29.5%	98%
2013 Corporate adjusted Free Cash Flow	$243	$247	102%

As a result of our 2013 performance, which includes the discontinued AMPS business’ results and as described in more detail below, our CEO and other named executives received annual cash incentive awards for 2013 at approximately 95% of target levels pursuant to the terms of our bonus plan. Please see our Form 8-K and related press release filed on February 25, 2014 for a detailed reconciliation of adjusted EBITDA to the most directly comparable GAAP financial measure, but note that the AMPS business results are not reflected in these “as reported” results from continuing operations.

In addition to the annual plan, we believe our executives have strong alignment with our stockholders due to our emphasis on long-term equity-based compensation, where 50% of the grant date target award values are in the form of performance-based restricted stock units (PBRSUs) that require achievement of long-term performance goals. For 2013, we introduced a new PBRSU plan that requires achievement of adjusted EPS goals over a three-year period. The number of shares earned is also modified by CoreLogic’s relative total stockholder return (TSR) over the same three-year period, thereby providing additional alignment with stockholder outcomes. Thirty percent of the grant date target equity award values are in the form of stock options, which only have value if the stock price exceeds the date of grant price, which also provides alignment with stockholders. Finally, 20% of the grant date target long-term incentive award value is in the form of time-vested RSUs, which require ongoing service to vest and have direct alignment with stockholder value creation because executives’ value realized is the same as long-term holders of CoreLogic’s stock.

Key Elements of Executive Compensation Program and Strategy
The Committee weighted the mix of NEO compensation elements heavily towards variable, performance-based pay. The Committee took the following actions in furtherance of our commitment to a pay-for-performance compensation philosophy:

Program or Policy
Rewards Strategy	•	Maintained a market-based rewards strategy that links total compensation to Company's operating results and share price performance.
	•	Positioned target compensation around market median.
Peer Group	•	Set compensation and pay policies and practices following a comparison against a market peer group that includes companies with whom we compete for talent and are of a generally comparable size.
Base Salaries	•	Maintained 2013 salaries at 2012 levels to demonstrate emphasis on performance-based pay and to control fixed costs
	•	For 2014, continued with no changes to named executive officer salaries despite another year of strong performance.
Annual Incentive Bonus (Incentive Compensation Plan, or ICP)	•
Maintained a balance of four key metrics (revenue, adjusted EBITDA, adjusted EBITDA margins, and free cash flow) as was used in 2012; the Company will continue to use revenue, adjusted EBITDA and free cash flow metrics in 2014.

Long-Term Incentives (LTI)	•
Continued to emphasize LTI compensation, particularly performance-based awards, as the majority of total target compensation for our CEO and the largest component of total target compensation for our other NEOs.

•
Introduced a new performance-based LTI program in 2013 which measures achievement of CoreLogic EPS goals over a three-year period and modifies the end number of shares earned based on a relative total stockholder return (TSR) modifier. This new design is intended to recognize the importance of relative as well as absolute performance in a volatile industry with goal-setting challenges and to provide alignment with stockholder performance

Retirement Programs	•	Aligned overall plans with the market. The supplemental executive retirement program that the Committee froze in 2010 remains closed to new participants.
Executive Perquisites	•	Provided very limited perquisites, which include executive life insurance.
Governance / Other	•	Maintained stock ownership guidelines and share retention requirements for NEOs.
	•	Our annual and long-term incentive plan award agreements have recoupment provisions.
	•	No tax gross-ups for change in control compensation.
	•	Prohibits executive officers from engaging in hedging transactions in put options, call options or other derivative securities, and from pledging Company securities as collateral for loans.
	•	Our executive employment agreements or change in control agreements do not provide single-trigger severance payments.
	•	Reviewed an annual risk assessment of compensation plans, to ensure that incentive compensation plans do not create an incentive for participants to take excessive risks.

Our Compensation Philosophy and Objectives
The Committee's executive compensation decisions reflected its compensation philosophy of:

•	Paying for performance;

•	Attracting, motivating and retaining highly qualified executive officers critical to our long-term success;

•	Aligning the interests of our executive officers with the interests of our stockholders;

•
Rewarding executive officers for achieving pre-defined stretch goals and objectives, including objectives that may not yield current-period financial results but that we believe will position the Company for enhanced results in future periods; and

•	Encouraging strategic long-term development and investment in the business.
We believe our compensation philosophy plays a vital role in achieving our commitment to stockholders. Superior execution by senior leadership is critical to achieving and maintaining consistent, outstanding annual and long-term financial performance. The Committee has designed our NEO compensation program to enhance stockholder value by ensuring that a large part of compensation is variable and equity-based aligned to the Company's performance. The target pay mix for the Company's Chief Executive Officer and the next three highest paid named executive officers in 2013 is displayed in the chart below:

Pay Mix
Chief Executive Officer
Base Salary
15%
Target
Bonus
19%
Long-Term
Incentives
66%

Average Pay Mix
CFO, Group Executive and SVP General Counsel

Base Salary
27%
Target
Bonus
28%
Long-Term
Incentives
45%

In addition, a named executive officer's rewards are also partially influenced by (i) the performance of the officer's business unit or function and (ii) a subjective review of the individual named executive officer's performance against major key business objectives.
Our Compensation Program Governance Practices
The Committee’s governance practices provide for annual review of our executive compensation programs to ensure they support our compensation philosophy and ultimately serve the best interests of our stockholders. Key attributes of our compensation program governance are:

•	Evaluating Company and business line performance against target performance;

•	Establishing annual target performance levels that challenge management to continue to improve our revenue, profitability and cash flow;

•	Peer group analysis;

•	Evaluating individual performance;

•	Risk management;

•	Adopting emerging best practices in compensation and governance; and

•	Receiving independent compensation consultant advice.

The following table lists each material element of our executive compensation program, the compensation program objectives that it is designed to achieve, and how our compensation philosophy guided the Committee's 2013 compensation actions.

	Pay for Performance	Attract, Motivate & Retain Highly Qualified Executives with Competitive Pay	Align Executives' Interests with Stockholders'	Encouraging Strategic Long-Term Investment in the Business
Base Salaries/Merit Increases	✓	✓
Annual Incentive Compensation Plan	✓	✓	✓
Long-Term Incentives	✓	✓	✓	✓
Retirement Plans		✓
2013 Say-on-Pay Votes on Compensation Decisions

Our stockholders are provided with an opportunity to cast an annual advisory vote on our executive compensation program through the say-on-pay proposal. At the 2013 Annual Meeting of Stockholders, approximately 99% of the votes cast supported our say-on-pay proposal. The Committee views this to be a very strong vote outcome which reinforces the Committee’s belief in the underlying philosophies and designs of CoreLogic’s executive compensation program. Further modifications made for 2013 and 2014 performance years continue to strengthen the pay for performance relationship and focus on building stockholder value. The Committee will continue to consider the outcome of the Company's say-on-pay proposals when making future compensation decisions for our named executive officers.

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
Decisions regarding compensation of the Chief Executive Officer are made solely by the Committee based on its deliberations with input from its independent compensation consultant. Decisions regarding other named executive officers are made by the Committee after considering recommendations from the Chief Executive Officer as appropriate, as well as input from the Committee's independent compensation consultant. No executive officer controls his or her own compensation. The Company's Chairman, Chief Executive Officer, and, as appropriate, its General Counsel, Chief Financial Officer and Chief Human Resources Officer, may attend the portion of the Committee's meetings where individual named executive officer performance is discussed. Only Committee members may vote on named executive officer compensation decisions.
The Committee meets in executive session with its independent compensation consultant at most meetings.

Role of Independent Compensation Consultant

The Compensation Committee has retained Steven Hall & Partners (“Steven Hall”) as its independent compensation consultant to advise on the compensation of our named executive officers. The Committee's independent compensation consultant generally advises the Committee on the appropriateness of the Company's compensation philosophy, peer group selection and general executive compensation program design. During 2013, as part of its engagement with the Committee, Steven Hall:

•	advised on the selection of a peer group of companies for executive compensation comparison purposes;

•	provided guidance on industry best practices and emerging trends and developments in executive officer compensation;

•	reviewed director compensation;

•	analyzed pay survey data; and

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

Commitment to Pay for Performance as Reflected in Compensation Actions for Named Executives
The guiding principle of our executive compensation philosophy is to “pay for performance.” This philosophy forms the basis for our executive compensation program design, performance target setting, and the Committee's determination of compensation levels. To ensure responsible levels of executive compensation, the Committee evaluates the performance of the individual and the Company as a whole when determining incentive pay for executive officers. We believe this approach aligns compensation decisions with the long-term interests of the Company and its stockholders. One example of the Company's commitment to paying for performance is that salaries were frozen in 2012 after a challenging 2011. Despite strong 2012 performance, executive officer salaries remained unchanged for 2013 and similarly despite continuing strong performance will not increase in 2014.
CoreLogic's revenue, adjusted EBITDA results, and adjusted EBITDA margin performance fell just short of target performance levels, at 99%, 97%, and 98%, respectively. Free cash flow exceeded goals by just under 2%. As a result of this near-target performance, annual Incentive Compensation Plan (“ICP”) awards for named executive officers were paid out at 95% of target. Our CEO received a 2013 annual cash bonus of $953,650.
CoreLogic's long-term incentive plans are also aligned to the pay-for-performance approach. The Company's primary equity vehicles are performance-based long-term incentives and stock options, which require executive leadership to drive financial performance and stockholder return to earn target levels of long-term incentive award payouts.
Another example of the pay for performance philosophy is illustrated in the PBRSUs granted in 2011. The 2011 PBRSUs were tied to aggressive long-term adjusted EPS and adjusted EBITDA per share goals that were measured at the end of 2013 (i.e., a 3-year performance cycle measured at the end of the third year). The 2013 targets required more than an 85% increase in adjusted EPS in 2013 compared to 2010 levels and a 29% increase in adjusted EBITDA per share for the same period. Based on actual results achievement of $1.87 in adjusted EPS and $4.85 in adjusted EBITDA per share, the plan paid at 168.7% of the target number of shares. The equity basis for the awards also provides alignment with stockholders and the ability to share in stock price appreciation and suffer from stock price declines in the same manner as stockholders. The 2011 grants were granted at a stock price of $17.24. On December 31, 2013, the Company’s stock price was $35.53. Stockholders and PBRSU recipients experienced a 106% gain in the value of the stock over that period due to performance delivered by management. Please see our Form 8-K and related press release filed on February 25, 2014 for a detailed reconciliation of adjusted EPS and adjusted EBITDA to the most directly comparable GAAP financial measure, but note that the AMPS business results are not reflected in these “as reported” results from continuing operations.
Pay Levels and Benchmarking
The Committee determines overall NEO compensation levels based on several factors, including each individual's role and responsibility within the Company, each individual's experience and expertise, the compensation levels for peers within the Company, compensation levels in the marketplace for similar positions and performance of the individual and the Company as a whole.
In order to establish competitive compensation practices, the Committee relies primarily upon data compiled from public filings of selected companies (“comparator companies”) that it considers appropriate comparators for these purposes. The comparator companies the Committee used for 2013 compensation are identified below. In addition, the Company considers nationally-recognized survey data published by consulting firms such as Towers Watson and Mercer. The

Committee considers compensation survey data that is scoped to a comparable revenue size for the Company, and is primarily general industry survey data. However, high technology segment survey data may be used periodically.
The Committee selected the comparator companies based on similarities of business lines and comparable financial measures such as revenues, market capitalization and margins. The Committee used the comparator companies in CoreLogic's 2013 peer group as a market reference point for March 2013 compensation decisions.
The 2013 peer group consisted of the following companies: Acxiom, Alliance Data Systems, Broadridge Financial Solutions, Ciber, CSG Systems, DST Systems, Dun & Bradstreet, Equifax, Fair Isaac, Fidelity National Information Services, Fiserv, Gartner, Henry (Jack) & Associates, IHS, Lender Processing Services, Sapient, Syntel, and Verisk Analytics.
These companies will also be used as our 2014 peer group (although Lender Processing Services has been removed for 2014 due to its acquisition by Fidelity National Financial).

After considering the data collected on competitive compensation levels and relative compensation within the executive officer group, the Committee determined each individual named executive officer's target total compensation opportunity based on Company and individual performance and the need to attract, motivate and retain an experienced and effective management team. The Committee primarily examines the relationship of each named executive officer's base salary, target annual incentive bonus opportunity and long-term incentive opportunity to market median data. The Committee does not believe, however, that compensation opportunities should be structured toward a uniform relationship to median market data. Accordingly, total compensation for specific individuals or roles will vary based on Company and individual performance, scope of responsibilities, tenure, experience, comparisons with other executives within the Company, institutional knowledge, external market compensation data, and/or difficulty in recruiting a replacement executive officer. For 2013, the aggregate target total compensation for CoreLogic's named executive officers was positioned slightly higher than the market median.

Compensation Structure
The Company's named executive officer compensation program consists of three main elements:
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
Pay Mix
The Committee has designed the Company's compensation structure to focus our named executive officers on total Company performance and has weighted their pay mix heavily on performance-based incentive pay. The Committee believes that the overall pay mix and emphasis on long-term incentives, together with our stock ownership guidelines and retention requirements, limits concerns of taking excessive business risks to enhance short-term reward outcomes. By following this balanced approach, the Committee endeavors to provide our named executive officers with a measure of security with respect to the minimum level of compensation to be received through base salaries, while motivating them to focus on the business metrics that we believe will produce a high level of performance for the Company with corresponding increases in stockholder value. The Committee also seeks to provide an incentive for performance, while simultaneously reducing the risk of loss of top executive talent to competitors.
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
Other than for new hires, the Committee generally determines named executive officer base salaries in the first quarter each year. Following a market compensation assessment, in March 2013 the Committee chose to maintain base salaries for the named executive officers at the 2012 levels in order to reinforce the need to manage fixed costs and place a greater emphasis on paying for performance. For 2014, the Committee also elected to maintain base salaries for the named executive officers despite strong performance again in 2013.
The base salaries of the named executive officers from 2012, 2013 and 2014 are as follows:

Named Executive Officer	2012 Base Salary	2013 Base Salary	2014 Base Salary	Percent Increase
Anand Nallathambi	$800,000	$800,000	$800,000	0
Frank D. Martell	$550,000	$550,000	$550,000	0
Barry M. Sando	$500,000	$500,000	$500,000	0
Stergios Theologides	$350,000	$350,000	$350,000	0
George S. Livermore	$500,000	$417,308(1)	$0	0
(1)Mr. Livermore voluntarily resigned on September 27, 2013. Salary shown represents pro rata pay for the time in the role.

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
As part of the rewards strategy, the Committee first establishes target bonus opportunities at levels generally aligned with market median annual incentive opportunities. Next, the Committee awards performance units under the 2011 Plan in order to permit the Company to deduct for tax purposes the entire amount of the annual bonus under Section 162(m) of the Code. Unlike PBRSUs or RSUs, the performance units are not equity-based awards, but are instead used as a vehicle to determine the amount of each named executive officer's annual bonus in a manner intended to comply with Section 162(m) of the Code. The number of performance units awarded to each named executive officer is established at twice the target bonus opportunity that is payable to the named executive officer if specified performance measures are achieved. Then, after the year has ended and the Committee determines the actual bonus for each named executive officer, the appropriate number of performance units is converted into cash and paid to the executive officer, with the remaining units being canceled. No award is payable unless the Company's 2013 adjusted net income exceeded the performance threshold of $50 million established in the performance unit award agreement at the time of grant for purposes of preserving deductibility under Section 162(m) of the Code. If this initial performance hurdle is satisfied then, in order for any bonus to be paid in respect of a particular performance measure, the Company must have also achieved a threshold performance level of 88% of budgeted performance for a particular performance measure. At this threshold performance level, 50% of the target bonus amount allocable to the performance measure is payable; at the target performance level, 100% of the target bonus amount allocable to the performance measure is payable; and at the superior performance level of 115% of budgeted performance, 200% of the target bonus amount allocable to the performance measure is payable. No bonus is earned with respect to a performance measure for performance below the threshold amount. For performance levels greater than threshold and less than target or greater than target but less than maximum, the bonus award will be determined by linear interpolation.
Total cash payable under the performance units is capped at 200% of target. Notwithstanding the annual cash bonus program design, the Committee retains the discretion to decrease the actual annual cash bonus.

Details of the 2013 annual cash bonus targets are as follows:

Named Executive Officer	2013 Target Incentive (% of Base Salary)
Anand K. Nallathambi	125%
Frank D. Martell	125%
Barry M. Sando	100%
Stergios Theologides	80%
George S. Livermore	100%

The Committee established performance measures based on Revenue, adjusted EBITDA and adjusted EBITDA margin, and Free Cash Flow (which is defined for purposes of our financial statements as net cash provided by continuing operating activities less capital expenditures for purchases of property and equipment, capitalized data and other intangible assets). As contemplated in the award design, adjusted EBITDA and adjusted EBITDA margin are determined without regard to (a) asset write-downs, (b) litigation or claim judgments or settlements, (c) the effect of changes in tax laws, accounting principles, or other laws or provisions affecting reported results, (d) any reorganization and restructuring programs, (e) extraordinary, unusual and/or nonrecurring items of gain or loss, (f) foreign exchange gains and losses and (g) the effects of a stock dividend, stock split or reverse stock split.
The Committee selected these measures in order to provide a balanced focus on performance across several key metrics aligned with growth, profitability and cash management. In addition, the Committee believes these measures drive stockholder value. The incentive opportunities were weighted 80% to Company performance goals and 20% to individual goals (MBOs)that contribute to attainment of the Company’s short term goals and long term strategy. The portion of the incentive opportunities weighted to MBOs is also dependent on the level of achievement of the Company performance goals, and the amounts that may become payable based on attainment of the MBOs will increase or decrease in direct correlation to the level of the achievement of the Company performance goals. For example, if none of the performance goals is achieved at the threshold level, no MBO opportunity will be eligible to become payable. However, if each performance goal is achieved at the target level, the MBO opportunity will also be eligible to become payable at 100% of the target level, while if each performance goal is achieved at the maximum level, the MBO opportunity will be eligible to become payable at 200% of the target level.
A named executive officer's MBOs are stretch goals aligned to growth objectives, which are critical to the Company's short and long-term performance that are otherwise not measurable through the financial performance metrics. For 2013, the MBOs included a combination of the following objectives: achievement of revenue growth in specifically identified areas, operational efficiencies and cost reductions as part of Project 30, innovation and business specific focus areas, and leadership and organizational effectiveness.
The weighting, targets, and actual performance for financial measures are outlined in the table below.

Financial Performance Metric	Percentage of Total Incentive Award	Budget (In millions, except percentages)	Actual 2013 Results Including AMPS (In millions, except percentages)	Percentage Achieved
2013 Corporate Revenue	30%	$1,620	$1,597.5	99%
2013 Corporate adjusted EBITDA	25%	$486	$470.8	97%
2013 Corporate adjusted EBITDA margin	25%	30%	29.5%	98%
2013 Corporate Free Cash Flow	20%	$243	$247	102%

As discussed above, a portion of the bonus is also subject to satisfying the MBO criteria.
The table below summarizes the target and actual incentive bonus amounts for each named executive officer. Any differences among the named executives' actual bonus amounts as a percentage of their target bonus amounts are the result of differing levels of achievement of the MBOs by the named executives.

Named Executive Officer	2013 Target Incentive (% of Base Salary)	2013 Actual Incentive Earned (% of Base Salary)	2013 Actual Annual Incentive Earned
Anand K. Nallathambi	125%	119%	$953,650
Frank D. Martell	125%	119%	$655,630
Barry M. Sando	100%	95%	$476,830
Stergios Theologides	80%	76%	$265,720
George S. Livermore(1)	100%	0%	$0
(1) Mr. Livermore voluntarily resigned on September 27, 2013 so he did not receive a bonus payout for 2013
Long-Term Incentives
The Company's long-term incentive compensation program emphasizes achievement of long-term operating objectives and stockholder value creation through a focus on RSUs, PBRSUs and stock options. The Committee believes that utilizing a portfolio of long-term incentive vehicles with majority weighting on performance-based vehicles (PBRSUs and stock options) balances the need to reward superior performance with the desire to align the interests of our named executive officers with those of our stockholders through equity ownership. When considered in combination with other Company compensation components and our stock ownership guidelines and retention requirements, long-term incentives ensure balanced emphasis on growth initiatives and appropriate risk taking.
For 2013, long-term equity incentive compensation represented the largest component of total named executive officer compensation. Reflecting the performance emphasis of the Company's long-term incentive approach, CoreLogic weights the grant date target value of PBRSUs at 50%, options at 30%, and RSUs at 20%. In determining the amounts of the equity compensation awarded, the Committee considered a variety of factors including: individual performance, competencies, skills, prior experiences, scope of responsibility and accountability within the organization, and our desired mix of fixed vs. performance-based pay. For 2014, the Committee has maintained the 2013 equity vehicle mix, however, weighting for RSUs is increased to 30% and stock options is decreased to 20% of the grant date value, consistent with the continued decrease in the use of stock options as an emerging best practice in executive compensation.
Performance-Based Restricted Stock Units
For 2013, CoreLogic refined its PBRSU structure to incorporate additional key design features that provide greater long-term focus and alignment with stockholders. The primary metric used in the 2013 PBRSUs is adjusted EPS, which is measured over a 3-year horizon (i.e., through 2015). During each year of the 3-year performance period, progress toward an adjusted EPS growth goal will be measured against annual threshold, target, maximum, and above-maximum levels (.5x, 1.0x, and 1.5x, and 2.0x, respectively) and a corresponding number of shares will be banked toward vesting at the end of the 3-year period; 30%, 60%, and 10% of the total payout, respectively, are eligible to be banked at the end of Year 1, Year 2, and Year 3, respectively. The final number of shares earned is then subject to modification based on CoreLogic’s relative total stockholder return versus CoreLogic’s 2013 peer group of companies identified above. If above-maximum EPS performance for any year is achieved, payout will be banked at 2.0x only if 1-year TSR exceeds the 75th percentile of the peer group; otherwise, the maximum payout of 1.5x target will be earned. If the EPS performance is below threshold but the relative TSR exceeds the median of the peer group, participants bank a threshold payout of 0.5x target. Participants have the opportunity to earn the better of each one year performance during the three-year performance period or the cumulative three-year performance attainment. No shares are fully earned until vesting at the end of Year 3.

For 2013, we established an adjusted EPS target of $1.75. Our actual adjusted EPS achieved for 2013 was $1.87, which resulted in approximately 44% of each executive’s total PBRSU award being banked toward vesting at the end of the 3-year performance period.
Stock Options
Thirty percent of the February 2013 award at grant date target value was in the form of stock options vesting in three equal installments on the first, second, and third anniversaries of the grant date. The stock option awards have an exercise price that is equal to the closing price of our common stock on the date of grant. Thus, these awards provide an incentive to grow overall stockholder value as they provide a reward to the named executive officers if the Company's stock price appreciates above the exercise price and the vesting requirements are satisfied.
Restricted Stock Units
Twenty percent of the February 2013 award grant date target value was in the form of RSUs vesting in three equal installments on the first, second, and third anniversaries of the grant date. These awards encourage executive retention as the vesting condition is continuous employment by the executive officer following the grant date in addition to aligning the interest of the named executive officers with those of stockholders as the value increases or decreases in conjunction with the Company's stock price.
In 2013, we positioned our target long-term incentive award value at grant at approximately the market median. This positioning enables us to be competitive in overall compensation, while allowing for additional value to be earned if performance is strong. Details of the 2013 grant awards are presented in the table below.

	February 2013 Grants
Named Executive Officer	RSUs	Stock Options(2)	PBRSUs(3)
Anand K. Nallathambi	26,589	119,653	66,473
Frank D. Martell	8,477	38,150	21,194
Barry M. Sando	5,780	26,011	14,450
Stergios Theologides	4,046	18,208	10,115
George S. Livermore (1)	5,780	26,011	14,450
(1) Mr. Livermore voluntarily resigned in 2013 and as a result forfeited any unvested equity including his 2013 grant.
(2) A ratio of 3 options to 1 full value share was used in calculating the number of options granted.

(3)	PBRSU amounts shown at target performance level. Based on 2013 performance, approximately 44% of target PBRSUs will vest contingent upon continued employment through December 31, 2015.
Timing of Equity Grants
After Committee approval, the Company generally issues annual equity awards to named executive officers on the second day on which the NYSE is open for trading following the filing of the Company's Annual Report on Form 10-K. In the case of RSUs denominated in dollars and stock options, pricing (that is, the number of shares or units issued for each dollar denominated RSU award or the exercise price with respect to stock options) is determined as of that date. The price of the Company common stock used for these purposes is the last sale price reported for a share of the Company's common stock on the NYSE on that date. With respect to new hire grants, employees other than executive officers and certain awards to executive officers, the methodology is the same, except that awards are generally issued on the 20th day (or the next succeeding business day if the market is closed on the 20th day) of the third month of the calendar quarter that follows the date on which the Committee approved the awards.
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
Executive Supplemental Benefit Plan and the Pension Restoration Plan
Three of our named executive officers -- Messrs. Nallathambi, Livermore and Sando -- had become participants in the Company's Executive Supplemental Benefit Plan (the “Executive Supplemental Benefit Plan”) in years prior to its being closed to new participants in 2010. Mr. Livermore voluntarily resigned from CoreLogic on September 27, 2013 and as a result forfeited any benefit under this Plan. On November 18, 2010, the Company amended the Executive Supplemental Benefit Plan to freeze benefits as of December 31, 2010. As a result, compensation earned after 2010 is not taken into account in determining covered compensation and final average compensation; service after 2010 is not recognized, except for vesting purposes. Mr. Sando is also a participant in the Pension Restoration Plan, which is limited to individuals who became participants before 1995. Explanation of these plans can be found in the Pension Benefits table below.
Deferred Compensation Plan
The Deferred Compensation Plan is a non-qualified retirement plan that allows eligible participants to defer up to 80% of their salary and annual incentive bonus. Participation is limited to executive officers and certain other key employees. In 2010, the Company amended the Deferred Compensation Plan to provide additional Company contributions in the form of 401(k) restoration contributions and discretionary retirement savings contributions to a limited number of executive officers who were not eligible to participate in the Executive Supplemental Benefit Plan. Mr. Theologides received discretionary contributions in the amount of $70,000 in 2013.
Other Benefits
The Company also maintains an executive life insurance program for executive officers and other key employees. This program provides the participant with up to two times their annualized base salary (up to a maximum of $1 million) in group universal life insurance.
Further details regarding perquisites are found in the 2013 Summary Compensation Table and accompanying footnotes.
Adjustment or Recovery of Awards
In 2012, the Committee formally adopted new compensation policies and provisions to further improve alignment with best practices. We adopted recoupment provisions which allow the Company to recover performance-based compensation to the extent that it is later determined that applicable performance goals were not actually achieved due to financial restatement or ethical misconduct. We also added non-compete claw-backs in termination agreements for all named executive officers. This policy applies to all performance-based incentive plans including but not limited to the annual incentive cash bonus and performance-based equity awards described above.

Executive Stock Ownership Guidelines and Retention Requirements
CoreLogic requires our named executive officers to own a fixed amount of Company stock. The guidelines are based on a multiple of base salary as outlined below:
Chief Executive Officer: six times annual base salary;
Chief Financial Officer and Group Executives: three times annual base salary;
Other Named Executive Officers: one times annual base salary.
In 2013, the Committee expanded the Stock Ownership guidelines to include other key executives. Covered executives have five years from their date of hire or, promotion to the covered position to reach the ownership requirement. All Company securities owned outright or earned and subject only to time-based vesting restrictions will count toward the requirement; stock options will not count toward the ownership requirement. Furthermore, we have adopted a share retention requirement which provides that all covered executives must hold at least 50% of net (after tax) shares until the stock ownership guidelines described above are achieved.
Employment Agreements and Severance Arrangements
Each named executive officer is party to an employment agreement with the Company. The Committee believes that offering employment agreements to key executive officers is consistent with peer practices and serves as an effective retention tool. Each agreement is individually negotiated and terms may vary. For additional information regarding the terms of the employment agreements, including severance arrangements, that the Company has entered into with our named executive officers, see Employment Agreements below.
Change in Control Agreements
The Company's 2011 Plan, 2006 Plan (except as otherwise provided in an award agreement), the Executive Supplemental Benefit Plan and the Deferred Compensation Plan generally provide for accelerated vesting of award or benefits, as the case may be, in the event of a change in control of the Company. In addition, the Executive Supplemental Benefit Plan provides that when a participant incurs an involuntary separation from service without good cause subsequent to a change in control, payment of benefits will commence in the same manner and in the same amount as if the participant had attained his or her normal retirement age on the date of termination.
Award agreements evidencing RSUs issued in 2009 through 2013 generally provide that vesting will not accelerate as a result of a change in control that has been approved by the Company's incumbent Board of Directors prior to the change in control.
In addition to our equity compensation plan and award agreement provisions which provide for acceleration upon a change in control, the Company has entered into change in control agreements with certain executive officers which provide these officers with certain payments upon separation from the Company following a change in control. Details of the program are outlined below.
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

Under the Change in Control Agreement, if the termination of the named executive officer's employment occurs without cause or if the executive officer terminates his employment for good reason within the twenty-four month period following a change in control, the Company will pay the following benefits in one lump sum in the month following the month in which the date of the termination occurs:

•	the executive officer's base salary through and including the date of termination and any accrued but unpaid annual incentive bonus;

•	between two and three times the executive officer's target annual cash bonus amount established for the fiscal year in which the termination occurs; and

•	between two and three times the executive officer's annual base salary in effect immediately prior to the date of termination,

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
The Change in Control Agreement provides that if any excise tax imposed by Section 4999 of the Code (or any similar tax), applies to the payments, benefits or other amounts payable under the agreement or otherwise, including without limitation, any acceleration of the vesting of outstanding stock options, restricted stock or performance shares (collectively, the “Total Payments”), then the Total Payments will be reduced (but not below zero) so that the maximum amount of the Total Payments (after reduction) will be $1.00 less than the amount which would cause the Total Payments to be subject to the excise tax; provided that such reduction to the Total Payments will be made only if the after-tax benefit to the executive officer is greater after giving effect to such reduction than if no such reduction had been made. This type of provision is often referred to as a "modified cut-back,” and is included because the Change in Control Agreement does not provide for any type of “gross up” or similar benefit.
The Change in Control Agreement had an initial term through December 31, 2011 and is automatically extended for additional one-year periods unless either party notifies the other not later than the preceding January 1 that it does not wish to extend the term for an additional year. All agreements with current named executive officers have since been extended through December 31, 2014. Mr. Livermore’s agreement expired without any amounts becoming payable in connection with his termination of employment on September 27, 2013.
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
Section 162(m) of the Internal Revenue Code generally prohibits any publicly held corporation from taking a federal income tax deduction for compensation paid in excess of $1 million in any taxable year to each of the chief executive officer and certain of the other most highly compensated executive officers. Exceptions are made for qualified performance-based compensation, among other things. RSUs, PBRSUs and performance units granted to named executive officers have been structured in a manner intended to qualify under this exception for performance-based compensation. As such, RSUs and ICP awards are earned contingent upon the Company's achievement of adjusted net income for 2013 of $50 million or more, which performance target was achieved. PBRSUs are earned contingent upon the Company's achievement of the adjusted EPS levels and relative TSR results described above. Other compensation may be subject to the $1 million deduction limit.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing CD&A with management. Based on its review and discussions, the Compensation Committee has recommended to the Board that the CD&A be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and in the Company's proxy statement for its 2014 annual meeting of stockholders.
Members of the Compensation Committee
Paul F. Folino, Chair
D. Van Skilling
J. David Chatham
Thomas C. O'Brien
Jaynie Miller Studenmund

Compensation Committee Interlocks and Insider Participation
Messrs. Folino (Chairman), Chatham, O’Brien, and Skilling and Ms. Studenmund served on the Compensation Committee during 2013. No person who served as a member of the Compensation Committee during 2013 was or is an officer or employee of the Company. No executive officer of the Company serves or served as a director or member of the compensation committee of another company who employed or employs any member of the Company’s Compensation Committee or the Board.

2013 Summary Compensation Table
The following table sets forth certain information concerning compensation of each named executive officer during the fiscal years ended December 31, 2013, 2012 and 2011.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		(1)		(2)	(3)	(4)	(5)	(6)
Anand K. Nallathambi President and Chief Executive Officer
	2013	800,000	—	2,414,959	1,208,495	953,650	—	61,661	5,438,765
	2012	800,000	—	2,639,969	971,999	1,774,600	547,374	26,492	6,760,434
	2011	790,192	—	1,619,991	1,071,230	525,000	582,339	163,940	4,752,692

Frank D. Martell Chief Financial Officer	2013	550,000	—	769,962	385,315	655,630	—	42,785	2,403,692
	2012	550,000	—	919,971	395,994	1,220,100	—	14,451	3,100,516
	2011	169,231	—	659,991	481,474	418,618	—	1,251	1,730,565

Barry M. Sando Group Executive and Executive Vice President	2013	500,000	—	524,969	262,711	476,830	—	38,963	1,803,473
	2012	500,000	—	695,113	269,998	887,300	747,686	22,987	3,123,084
	2011	500,000	—	449,981	297,557	371,927	804,539	6,662	2,430,666

Stergios Theologides Senior Vice President, General Counsel & Secretary	2013	350,000	—	367,478	183,901	265,720	—	91,461	1,258,560
	2012	350,000	—	426,219	157,499	482,500	—	84,035	1,500,253
	2011	339,615	—	161,987	107,114	231,582	—	72,002	912,300

George S. Livermore Former Group Executive and Executive Vice President (7)	2013	417,308	—	524,969	262,711	—	—	6,658	1,211,646
	2012	500,000	—	695,113	269,998	809,900	577,724	26,120	2,878,855
	2011	500,000	—	449,981	297,557	517,031	596,510	7,603	2,368,682

_____________________

(1)	Amounts include any amounts electively deferred by the named executive officer under the Company's Deferred Compensation Plan.

(2)
For 2013, reflects the aggregate grant date fair value of stock awards, consisting of RSUs and PBRSUs, computed in accordance with the Financial Accounting Standards Board's Accounting Standards Codification Topic 718, Compensation-Stock Compensation. We valued the RSUs as of the grant date by multiplying the closing price of our common stock on that date by the number of RSUs awarded. We valued the PBRSUs as of the grant date by multiplying the closing price of our common stock on that date by the target number of PBRSUs that will vest upon achievement of the target performance. The PBRSUs were granted and vest contingent upon continued employment through December 31, 2015. If the highest performance target is met or exceeded, the value of the awards at grant date would be as follows: Mr. Nallathambi - $4,139,933; Mr. Martell - $1,319,946; Mr. Sando - $899,946; Mr. Theologides - $629,962; and Mr. Livermore - $899,946.

(3)
For 2013, reflects the aggregate grant date fair value of stock option awards, computed in accordance with the Financial Accounting Standards Board's Accounting Standards Codification Topic 718, Compensation-Stock Compensation. See Note 14 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as amended, for a discussion on the relevant assumptions used in calculating the aggregate grant date fair values.

(4)	For 2013, represents the annual incentive bonus that was paid to each named executive officer.

(5)
For 2013, the change in the present value of the life annuity from the end of fiscal year 2012 to the end of fiscal year 2013 for the Executive Supplemental Benefit Plan with respect to Messrs. Nallathambi and Sando, and the Pension Restoration Plan with respect to Mr. Sando only decreased due to an increase in the interest rate assumptions and is therefore excluded. The actual change in the present value of each named executive officer’s pension benefits is as follows: Mr. Nallathambi ($149,131); and Mr. Sando ($149,008) under the Executive Supplemental Benefit Plan and ($9,147) under the Pension Restoration Plan). The amounts in this column do not include earnings under the Company's deferred compensation plan as such earnings were neither above market nor preferential. See the Pension Benefits table below under “Pension Benefits for 2013” for assumptions used in calculating these amounts.

(6)
Amounts included in all other compensation consist of the amounts shown in the table below paid by the Company for each named executive officer and, for Mr. Theologides, includes a $70,000 Company contribution to the Company's Deferred Compensation Plan, $200 wellness bonus and $1,180 paid to Mr. Theologides' Health Savings Account.

Named Executive Officer	Life Insurance Premiums	401(k) Matching Contributions	Amounts Deferred under the Deferred Compensation Plan	Total
Anand K. Nallathambi	3,733	5,738	52,190	61,661
Frank D. Martell	2,958	5,737	34,090	42,785
Barry M. Sando	7,748	5,738	25,477	38,963
Stergios Theologides	1,350	5,738	12,993	91,461
George S. Livermore	6,658	—	—	6,658

(7)	Mr. Livermore voluntarily terminated on September 27, 2013.

Grants of Plan-Based Awards for 2013
The following table sets forth information concerning awards made to each of the named executive officers under the 2011 Plan during 2013.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)					Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Option Awards: Number of Securities Underlying Options (3)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock & Option Awards (4)
Name	Approval Date	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum
			($)	($)	($)	(#)	(#)	(#)	(#)	($)	($)
Anand K. Nallathambi
Annual Bonus - Performance Units	2/19/2013	2/19/2013	500,000	1,000,000	2,000,000
RSUs	2/19/2013	2/27/2013					26,589				689,985
PBRSUs	2/19/2013	2/27/2013				33,237	66,473	132,946			1,724,974
Options	2/19/2013	2/27/2013							119.653	25.95	1,208,495

Frank D. Martell
Annual Bonus - Performance Units	2/19/2013	2/19/2013	343,750	687,500	1,375,000
RSUs	2/19/2013	2/27/2013					8,477				219,978
PBRSUs	2/19/2013	2/27/2013				10,597	21,194	42,388			549,984
Options	2/19/2013	2/27/2013							38,150	25.95	385,315

Barry M. Sando
Annual Bonus - Performance Units	2/19/2013	2/19/2013	250,000	500,000	1,000,000
RSUs	2/19/2013	2/27/2013					5,780				149,991
PBRSUs	2/19/2013	2/27/2013				7,225	14,450	28,900			374,978
Options	2/19/2013	2/27/2013							26.011	25.95	262,711

Stergios Theologides
Annual Bonus - Performance Units	2/19/2013	2/19/2013	140,000	280,000	560,000
RSUs	2/19/2013	2/27/2013					4,046				104,994
PBRSUs	2/19/2013	2/27/2013				5,058	10,115	20,230			262,484
Options	2/19/2013	2/27/2013							18.208	25.95	183,901

George S. Livermore
Annual Bonus - Performance Units (5)	2/19/2013	2/19/2013	250,000	500,000	1,000,000
RSUs (5)	2/19/2013	2/27/2013					5,780				149,991
PBRSUs (5)	2/19/2013	2/27/2013				7,225	14,450	28,900			374,978
Options (5)	2/19/2013	2/27/2013							26.011	25.95	262,711
_____________

(1)
Amounts reflect each named executive officer's maximum annual incentive bonus opportunity for 2013, while the actual incentive bonus earned by each named executive officer is reported in the 2013 Summary Compensation Table above. Named executive officers can earn less than maximum, but not greater amounts. At threshold, a named executive officer would receive 25% of the maximum award amount and at target the officer would receive 50% of the maximum award amount. Please see Compensation Discussion and Analysis - Annual Incentive Bonus above for a discussion of the material terms of our 2013 incentive bonus program.

(2)
Equity Awards in 2013 consisted of RSUs and PBRSUs granted as part of the 2013 long-term incentive compensation program. The RSUs are tied to achievement of at least $50 million in net income in 2013 adjusted to exclude extraordinary items. For the RSUs, if as was the case, the adjusted net income performance target is met, the shares vest in three equal installments on the first three anniversaries of the grant date. In the case of the PBRSUs, 100% of each award is tied to achievement of certain adjusted earnings-per-share targets over a three-year performance period consisting of the 2013-2015 fiscal years, subject to modification based on our relative stockholder return achieved during the performance period. The PBRSUs that were earned in 2013 based on our 2013 adjusted EPS performance will vest and be payable to the named executive officers on December 31, 2015, subject to their continued employment through the vesting date. The awards were granted under the 2011 Plan. Please see Compensation Discussion and Analysis - Long-Term Incentives above for a discussion of the material terms of our 2013 awards of RSUs and PBRSUs.

(3)
Represents the number of shares of common stock underlying stock options awarded to the named executive officers as a portion of their 2013 long-term incentive compensation awards. These awards vest in three equal annual installments on the first, second and third anniversaries of the grant date.

(4)
These amounts represent the aggregate grant date fair value of each award determined pursuant to Financial Accounting Standards Board's Accounting Standards Codification Topic 718, Compensation-Stock Compensation. See Note 14 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as amended, for a discussion on the relevant assumptions used in calculating the aggregate grant date fair values for stock options. For the assumptions and methodologies used to value the other awards, see footnote (2) to the 2013 Summary Compensation Table above.

(5)	Mr. Livermore's 2013 grants were canceled upon his voluntary resignation in September 2013.

Employment Agreements

In May 2011, the Company entered employment agreements with Anand K. Nallathambi, Barry M. Sando and Stergios Theologides, and on July 20, 2011, the Company entered into an employment agreement with Mr. Frank Martell. These employment agreements are substantially similar in form. The material terms of the employment agreements with respect to each of these named executive officers are as follows:

•
Term - Initial term through December 31, 2013; the term automatically extends for an additional year unless either party provides 60 days prior written notice before the expiration of the current term. Neither party to the named executive officer employment agreements provided such notice in 2013, and accordingly the term of each automatically extended through December 31, 2014. For Mr. Nallathambi, the effective date of the new employment agreement was May 3, 2011. For Mr. Martell, the effective date of the employment agreement was August 29, 2011. For Messrs. Sando and Theologides, the effective date of the new employment agreement was January 1, 2012.

•
Pay - Sets initial base salary at current salary at the time the agreement was entered into and provides that base salary will be reviewed annually and may be increased (but not decreased) during the term at the Company's discretion.

•
Severance - Provides for severance pay if executive is terminated without “cause” as defined in the employment agreement. For Mr. Nallathambi, severance pay is also provided if he resigns for “good reason” as defined in his employment agreement. The severance amount is a multiple of base pay and target annual bonus. For Messrs. Nallathambi, Martell and Sando the multiple is two and COBRA reimbursement is provided for 24 months. For Mr. Theologides the multiple is one and COBRA reimbursement is provided for 12 months.

•	Severance Payment Timing - Severance will be paid in installments as follows:

•
Messrs. Nallathambi, Martell and Sando - First payment is made in the seventh month after separation of employment and is 7/24th of the total severance and equal installments thereafter for the remainder;

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

Mr. Livermore resigned from the Company in September 2013; prior to his resignation, the employment agreement in effect was in substantially similar form.

Outstanding Equity Awards at Fiscal Year-End for 2013
The following table shows outstanding equity awards of the Company held by the named executive officers as of December 31, 2013.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price (1)	Option Expiration Date (2)		Number of Shares or Units of Stock That Have Not Vested (3)		Market Value of Shares or Units of Stock That Have Not Vested(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	($)			(#)		($)	(#)		($)
Anand K. Nallathambi	52,515		20.88	2/28/2015
	203,059		26.67	9/15/2015	(5)
	101,530		26.36	2/22/2017	(5)
	50,765		23.61	3/30/2017	(5)
	151,919	75,959	18.76	5/31/2020	(6)
		62,645	17.24	3/15/2021	(7)
		104,516	15.50	3/1/2022	(8)
		119,653	25.95	2/26/2023	(9)
						10,441	(10)	370,969
						23,226	(11)	825,220
						14,952	(11)	531,245
						164,286	(12)	5,837,082
						26,589	(13)	944,707
						29,056	(14)	1,032,060
									37,980	(15)	1,349,429
									46,532	(16)	1,653,282

Frank D. Martell	77,532	38,766	11.35	8/29/2021	(17)
	21,290	42,580	15.50	3/1/2022	(8)
		38,150	25.95	2/26/2023	(9)
						6,461	(18)	229,559
						15,914	(11)	565,424
						53,224	(12)	1,891,049
						8,477	(13)	301,188
						9,264	(14)	329,150
									14,836	(16)	527,123

Barry M. Sando	87,525		20.88	2/28/2015
	87,526		27.13	12/8/2015
	70,628	35,314	18.76	5/31/2020	(6)
	34,802	17,401	17.24	3/15/2021	(7)
	14,516	29,032	15.50	3/1/2022	(8)
		26,011	25.95	2/26/2023	(9)
						8,580	(19)	304,847
						15,442	(20)	548,654
						2,900	(10)	103,037
						13,770	(11)	489,248
						36,289	(12)	1,289,348
						5,780	(13)	205,363
						6,316	(14)	224,407
									17,658	(15)	627,389
									10,115	(16)	359,385

Stergios Theologides	23,986	11,994	18.76	5/31/2020	(6)
	12,528	6,264	17.24	3/15/2021	(7)
	8,467	16,936	15.50	3/1/2022	(8)

	18,208	22.95	2/26/2023	(9)
					1,047	(19)	37,200
					1,940	(20)	68,928
					1,044	(10)	37,093
					8,925	(11)	317,105
					21,168	(12)	752,099
					4,046	(13)	143,754
					4,420	(14)	157,043
								5,997	(15)	213,073
								7,081	(16)	251,588

George S. Livermore (21)

(1)
In connection with the Separation, on June 1, 2010, all outstanding stock option awards granted to Company employees prior to the Separation were adjusted in a manner designed to preserve the intrinsic value of the stock option awards.

(2)	The stock options disclosed in this table have a ten-year life. As of December 31, 2013 all stock options were fully vested with the exception of stock options granted in 2010, 2011, 2012 and 2013.

(3)
In connection with the Separation on June 1, 2010, all unvested RSUs granted to Company employees prior to the Separation were adjusted in a manner designed to preserve the intrinsic value of the unvested RSUs.

(4)	Represents the value of unvested RSUs based on the Company's closing stock price on December 31, 2013 of $35.53.

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

(6)	These stock options were granted on June 1, 2010 and vest in three equal annual installments on the second, third and fourth anniversary of the grant date.

(7)	These stock options were granted on March 16, 2011 and vest in three equal annual installments on the first, second and third anniversary of the grant date.

(8)	These stock options were granted on March 2, 2012 and vest in three equal annual installments on the first, second and third anniversary of the grant date.

(9)	These stock options were granted on February 27, 2013 and vest in three equal annual installments on the first, second and third anniversary of the grant date.

(10)
These RSUs represent the unvested portion of RSUs that were granted on March 16, 2011 and were subject to (i) the achievement of adjusted net income of $50 million for 2011 and (ii) time vesting in three equal annual installments on the first, second and third anniversaries of the grant date. The Company achieved the $50 million performance measure for 2011.

(11)
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

(12)
These PBRSUs were granted to the named executive officers on March 2, 2012 and, with respect to Mr. Nallathambi only, on March 20, 2012, and vest based upon the Company's achievement of certain performance measures in 2012 and continued employment through December 31, 2014. The amount set forth in this column represents the actual number of units that are subject to the two-year time vesting requirement based on the Company's achievement of Adjusted EPS in 2012.

(13)
These RSUs represent the unvested portion of RSUs that were granted to the named executive officers on February 27, 2013 which were subject to (i) the achievement of adjusted net income of $50 million for 2013 and (ii) time vesting in three equal annual installments on the first, second and third anniversaries of the grant date. The Company achieved the $50 million performance measure for 2013.

(14)
These PBRSUs represent the portion of the PBRSUs that were granted to the named executive officers on February 27, 2013 and vest based upon the Company's achievement of certain performance measures in 2013 and continued employment through December 31, 2015. The amount set forth in this column represents the actual number of units that are subject to the two-year time vesting requirement based on the Company's achievement of adjusted EPS in 2013.

(15)
These PBRSUs were granted on June 1, 2010 and vest based upon the Company's achievement of certain performance measures. The amount set forth in this column represents the estimated future payout of PBRSUs assuming the threshold performance goals have been achieved. The PBRSUs will vest from 0% to 100% of target over a 5-year performance period depending on adjusted EBITDA per share results, as adjusted for certain predetermined items.

(16)
These PBRSUs represent the portion of the PBRSUs that were granted to the named executive officers on February 27, 2013 that remain subject to the Company's achievement of certain performance measures. The amount set forth in this column represents the estimated future payout of PBRSUs assuming the threshold performance goals have been achieved. The PBRSUs vest based on the degree of achievement of certain adjusted earnings-per-share (EPS) goals over a three-year performance period (2013, 2014 and 2015). See Compensation Discussion and Analysis - Long-Term Incentives above for detailed discussion.

(17)	These stock options were granted on August 30, 2011 and vest in three equal annual installments on the first, second and third anniversaries of the grant date.

(18)	These RSUs were granted on August 30, 2011 and vest in three equal annual installments on the first, second and third anniversaries of the grant date.

(19)
These RSUs were granted on March 4, 2009 and, with respect to Mr. Theologides on December 21, 2009, and vest in five equal annual installments on the first five anniversaries of the grant date. Amount reported includes quarterly dividend equivalents paid in common stock on such awards at a rate equivalent to $0.22 per share of common stock through June 1, 2010.

(20)
These RSUs were granted on March 3, 2010, and with respect to Mr. Theologides on March 22, 2010, and vest in five equal annual installments on the first five anniversaries of the grant date. Amount reported includes quarterly dividend equivalents paid in common stock on such awards at a rate equivalent to $0.22 per share of common stock through June 1, 2010.

(21)	Mr. Livermore voluntarily resigned in September 2013 and as a result all of his outstanding unvested stock awards were canceled.

Option Exercises and Stock Vested for 2013
The following table sets forth information concerning value realized by each of the named executive officers upon exercise of stock options and vesting of other stock awards during 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Anand K. Nallathambi	265,072	4,600,038	184,912	5,638,241.36
Frank D. Martell	—	—	79,828	2,495,870.82
Barry M. Sando	47,525	748,519	81,701	2,384,339.8
Stergios Theologides	—	—	24,074	726,005.79
George S. Livermore	176,837	1,752,681	43,113	1,135,062.77

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

Pension Benefits for 2013
The following table shows the actuarial present value of the accumulated retirement benefits payable upon normal retirement age to each of the named executive officers who participate in a pension plan, computed as of December 31, 2013. The amounts disclosed are based upon benefits provided to the named executive officers under the Company's Pension Restoration Plan (“Pension Restoration Plan”) and the Company's Executive Supplemental Benefit Plan. Benefit accruals were frozen under the Pension Restoration Plan as of April 30, 2008 and the Executive Supplemental Benefit Plan was frozen effective December 31, 2010. Prior to the Separation, the Company maintained a pension plan, which was assumed by FAFC in connection with the Separation. Messrs. Martell and Theologides were not eligible to participate in the Pension Restoration Plan or the Executive Supplemental Plan and therefore they are not included in the following table. Mr. Livermore voluntarily resigned from the Company in September 2013 and, as a result, forfeited any benefit under these Plans.

Name	Plan Name	Number of Years Credited Service(1) (#)	Present Value of Accumulated Benefits(2) ($)	Payments During Last Fiscal Year ($)
Anand K. Nallathambi	Executive Supplemental Benefit Plan	22	2,570,863	—
Barry M. Sando	Executive Supplemental Benefit Plan	22	3,672,921	—
	Pension Restoration Plan	21	81,532	—

(1)
Credited years of service for the Pension Restoration Plan and the Executive Supplemental Benefit Plan is the time between the participant's deemed participation date under the plan and December 31, 2013.

(2)
The Pension Restoration Plan benefits generally accrue from the date of employment through the normal retirement age (as discussed below). The following assumptions were used for calculating present values: interest rate of 4.82%, pre- and post-retirement mortality per 2013 Static Mortality Table for Annuitants and Non-annuitants per Section 1.430(h) (3)-1(e), benefit is payable as a single life annuity.

Executive Supplemental Benefit Plan eligibility requires 10 years of service and 5 years of participation in the plan with the benefit dependent on age at retirement between 55 and 62, rather than credited years of service. The following assumptions were used for calculating present values: interest rate of 4.72%, pre- and post-retirement mortality per 2013 Static Mortality Table for Annuitants and Non-annuitants per Section 1.430(h) (3)-1(e), benefit payable as a single life annuity.

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
Effective January 1, 2009, to comply with Section 409A of the Code, payment of benefits under the Pension Restoration Plan commences the first of the month following a participant's separation from service or six months following a participant's separation from service if he is considered a specified employee. Also, benefit options under the Pension Restoration Plan include various actuarial equivalent annuity options. A participant with at least three years of service with the company may elect to retire after attaining age 55, but prior to age 65, and receive reduced benefits. Benefits are reduced 1/180th for each of the first 60 months and by 1/360th for each of any additional months by which the benefit commencement date precedes the participant's normal retirement date. Mr. Sando is the only named executive officer who participates in the Pension Restoration Plan, and he was not eligible for either early or normal retirement at December 31, 2013.
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
As of December 31, 2013, there remain five active employees, including Messrs. Nallathambi and Sando, who participate in the plan. The plan is closed to any new participants. None of these named executive officers was eligible for either early or normal retirement at December 31, 2013. The plan is unfunded and unsecured. The Company has previously purchased insurance, of which the Company is the owner and beneficiary, on the lives of certain plan participants. This insurance is designed to offset, over the life of the plan, a portion of the Company's costs incurred with respect to the plan.

Nonqualified Deferred Compensation for 2013
As reflected in the following table, certain of the Company's named executive officers have elected to participate in the Company's Deferred Compensation Plan (the “Deferred Compensation Plan”):

Name	Executive Contributions in Last FY(1) ($)	Registrant Contributions in Last FY(1) ($)	Aggregate Earnings in Last FY(2) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE(3) ($)
Anand K. Nallathambi	80,000	52,190	243,396	—	1,253,363
Frank D. Martell	—	34,090	591	—	5,341
Barry M. Sando	12,050	25,477	115,759	—	663,398
Stergios Theologides(4)	33,300	82,993	63,318	—	440,741
George S. Livermore	41,731	11,505	129,932	325,943	548,478

(1)	All contributions presented are reported in the 2013 Summary Compensation Table under “Salary,” “Non-Equity Incentive Plan Compensation” or "All Other Compensation" for 2013.

(2)
Represents earnings or losses on participant-selected investment options. None of the amounts are reflected in the 2013 Summary Compensation Table because the return on deferred amounts is calculated in a similar manner and at a similar rate as earnings on externally managed mutual funds.

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

(4)	The Company contributed $70,000 on behalf of Mr. Theologides into the Company's Deferred Compensation Plan in 2013.
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
The Deferred Compensation Plan was amended in 2010 to provide for (i) Company contributions to the plan in the form of 401(k) restoration contributions and (ii) Company discretionary retirement savings contributions to a limited number of senior officers who were not eligible to participate in the Executive Supplemental Benefit Plan. The amount of the Company 401(k) restorations contributions made to participant accounts is determined based on the amount of discretionary matching contributions that would be made under the CoreLogic, Inc. 401(k) Savings Plan if the participants' deferrals under the Deferred Compensation Plan were instead made under the CoreLogic, Inc. 401(k) Savings Plan, but without regard to the statutory limits that apply to the benefits that may be provided under the CoreLogic, Inc. 401(k) Savings Plan. The Company discretionary retirement savings contributions vest five years following contribution. For 2013, the Company made such a contribution on behalf of Mr. Theologides, which is reflected in the 2013 Summary Compensation Table under "All Other Compensation."

Potential Payments upon Termination or Change in Control
The following tables describe payments and other benefits that would be provided to certain of the Company's named executive officers under the specified circumstances upon a change in control of the Company or their termination, assuming a termination or change in control occurred on December 31, 2013. Mr. Livermore voluntarily resigned in September 2013 and, as such, except for his vested benefits under the Deferred Compensation Plan reported in the table above, was not eligible for payments or other benefits as a result of his termination of employment or upon a change in control and has therefore not been included in this discussion. For further discussion, see Compensation Discussion and Analysis - Change in Control Agreements above.

Anand K. Nallathambi
Potential Payments upon Termination or Change in Control
		Involuntary Termination			Change in Control (1)
Executive Payments and Benefits Upon Termination	Voluntary Resignation	For Cause	Without Cause/ Good Reason		Without Termination	With Termination for Good Reason/Without Cause		Death		Disability
Compensation:
Severance	—	—	3,600,000	(2)	—	5,400,000	(3)	—		—
Bonus	—	—	1,000,000	(4)	—	1,000,000	(5)	—		—
Accelerated Vesting - Options(6)	—	—	—		12,889,360	12,889,360		12,889,360		12,889,360
Accelerated Vesting - RSU (7)	—	—	2,672,140		2,672,140	2,672,140		2,672,140		2,672,140
Accelerated Vesting - PBRSU(8)	—	—	—		9,548,297	9,548,297		9,548,297		9,548,297
Deferred Compensation Plan (9)	1,253,363	1,253,363	1,253,363			1,253,363		1,253,363		1,253,363
Benefits & Perquisites:
Enhanced Executive Supplemental Benefit Plan(10)	—	—	—		—	5,329,838	(11)	1,463,818	(12)	2,601,656	(13)
Vested Executive Supplemental Benefit Plan	—	—	—		—	—		—		—
Benefit Continuation	—	—	40,891	(14)	—	41,895	(15)	—		—
Total:	1,253,363	1,253,363	8,566,394		25,109,797	38,134,893		27,826,978		28,964,816
__________

(1)
In accordance with SEC rules, an excise calculation is not presented in this table as the Company does not provide a gross-up or tax reimbursement to our named executive officers in connection with a change in control. Amounts payable to Mr. Nallathambi in the event of a change in control may be subject to reduction under Sections 280G and 4999 of the Code.

(2)
Represents an amount equal to two times the sum of (i) Mr. Nallathambi's annualized base salary in effect on the date his employment terminates (the “Severance Date”) plus (ii) the target annual Incentive Bonus amount for Mr. Nallathambi in effect on the Severance Date (the “Severance Benefit”). The Severance Benefit will be payable in a lump sum equal to 7/24 of the Severance Benefit on the seventh month after the Severance Date with an additional 1/12 of the Severance Benefit paid each month until the month which is 24 months after the Severance Date. Receipt of the benefit is contingent upon execution of a general release of claims and compliance with certain post-termination covenants and confidentiality provisions in the employment agreement.

(3)
Represents three times Mr. Nallathambi's base salary in effect immediately prior to the date of termination by the Company and three times Mr. Nallathambi's target annual cash bonus established for fiscal year 2013. Receipt of the benefit is contingent upon execution of a general release of claims.

(4)
Represents the pro rata portion of Mr. Nallathambi's target annual cash bonus for fiscal year 2013. Mr. Nallathambi's agreement provides for the payment of the pro rata portion of the bonus amount he would have received had his employment not terminated during the fiscal year. Such payment is required to be paid within two and one-half months following fiscal year end, and is contingent upon execution of a general release of claims and compliance with certain post-termination covenants and confidentiality provisions in the employment agreement.

(5)
Represents the pro rata portion of Mr. Nallathambi's target annual cash bonus for the year of termination. Mr. Nallathambi's agreement provides for the payment of the target annual cash bonus established for fiscal year 2013. Receipt of the benefit is contingent upon execution of a general release of claims.

(6)
The calculation assumes acceleration of unvested stock options in the event of a change in control, which is generally the case under the Company's 2006 Plan and 2011 Plan and related award agreements. In addition, the vesting of the options accelerates on death or disability. Mr. Nallathambi held a total of 362,774 unvested stock options with exercise prices less than $35.53, the closing stock price on December 31, 2013 and the amount shown represents the difference between $35.53 and the exercise prices for the unvested options, multiplied by the applicable number of unvested options.

(7)
Represents the value after acceleration of all outstanding unvested RSUs based on the Company's closing stock price on December 31, 2013 of $35.53. The Company's 2006 Plan and 2011 Plan and related agreements generally provide for acceleration of unvested RSUs in the event of a change in control of the Company, retirement, death or disability. In the event of involuntary termination without cause, absent a change in control, all unvested annual incentive bonus RSUs vest one year after termination, provided that Mr. Nallathambi signs a general release of claims and complies with certain post-termination covenants and confidentiality provisions in the employment agreement.

(8)
Represents the value after acceleration of all outstanding unvested PBRSUs based on the Company's closing stock price on December 31, 2013 of $35.53. The Company's 2006 Plan and 2011 Plans and related agreements generally provide for acceleration of unvested PBRSUs in the event of a change in control of the Company, retirement, death or disability, subject to attainment of the performance measures.

(9)	Refers to payments accrued under the Deferred Compensation Plan as of December 31, 2013 based on Mr. Nallathambi's salary deferral election and 401(k) restoration contributions.

(10)
“Enhanced Executive Supplemental Benefit Plan” refers to any payments which accrued to the participant in addition to his current vested benefit amount under the various scenarios for the Executive Supplemental Benefit Plan.

(11)
Represents the enhanced present value of the benefit calculated using the following assumptions: 2013 Static Mortality Table for Annuitants and Non-annuitants and a discount rate of 4.72%. Upon an involuntary termination without cause after a change in control of the Company, Mr. Nallathambi becomes 100% vested in the benefit in the amount Mr. Nallathambi would have been entitled to receive in accordance with the provision of plan in effect on the date of the change of control.

(12)
Represents pre-retirement death benefit in the form of a single life annuity payable to the executive's spouse or domestic partner, calculated as what the executive would have received had he incurred a termination of employment on his normal retirement date and then died immediately thereafter.

(13)
Represents the present value of the benefit calculated using the following assumptions: 2013 Static Mortality Table for Annuitants and Non-annuitants, a discount rate of 4.72% deferred to the earliest retirement age.

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

Frank D. Martell
Potential Payments upon Termination or Change in Control
		Involuntary Termination			Change in Control (1)
Executive Payments and Benefits Upon Termination	Voluntary Resignation	For Cause	Without Cause		Without Termination	With Termination for Good Reason/Without Cause		Death	Disability
Compensation:
Severance	—	—	2,475,000	(2)	—	2,475,000	(3)	—	—
Bonus	—	—	687,500	(4)	—	687,500	(5)	—	—
Accelerated Vesting - Options (6)	—	—	—		4,245,693	4,245,693		4,245,693	4,245,693
Accelerated Vesting - RSU (7)	—	—	866,612		1,096,172	1,096,172		1,096,172	1,096,172
Accelerated Vesting - PBRSU (8)	—	—	—		2,644,072	2,644,072		2,644,072	2,644,072
Deferred Compensation (9)	5,341	5,341	5,341		—	5,341		5,341	5,341
Benefits & Perquisites:
Benefit Continuation	—	—	38,658	(10)	—	32,060	(11)	—	—
Total:	5,341	5,341	4,073,111		7,985,937	11,185,838		7,991,278	7,991,278
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

(3)
Represents two times Mr. Martell's base salary in effect immediately prior to the date of termination by the Company and two times Mr. Martell's target annual cash bonus established for fiscal year 2013. Receipt of the benefit is contingent upon execution of a general release of claims.

(4)
Represents the pro rata portion of Mr. Martell's target annual cash bonus for fiscal year 2013. Mr. Martell's agreement provides for the payment of the pro rata portion of the bonus amount he would have received had his employment not terminated during the fiscal year. Such payment is required to be paid within two and one-half months following fiscal year end. Receipt of the benefit is contingent upon execution of a general release of claims and compliance with certain post-termination covenants and confidentiality provisions in the employment agreement.

(5)
Represents the pro rata portion of Mr. Martell's target annual cash bonus for the year of termination. Mr. Martell's agreement provides for the payment of the target annual cash bonus established for fiscal year 2013. Receipt of the benefit is contingent upon execution of a general release of claims.

(6)
The Company's 2011 Plan and related agreements generally provide for acceleration of unvested stock options in the event of a change in control of the Company, death or disability. Mr. Martell held a total of 119,496 unvested stock options with exercise prices less than $35.53, the closing stock price on December 31, 2013 and the amount shown represents the difference between $35.53 and the exercise prices for the unvested options, multiplied by the applicable number of unvested options.

(7)
Represents the value after acceleration of all outstanding unvested RSUs based on the Company's closing stock price on December 31, 2013 of $35.53. The Company's 2011 Plan and related agreements generally provide for acceleration of unvested RSUs in the event of a change in control of the Company, retirement, death or disability. In the event of involuntary termination without cause, absent a change in control, all unvested annual incentive bonus RSUs vest one year after termination, provided that Mr. Martell signs a general release of claims and complies with certain post-termination covenants and confidentiality provisions in the employment agreement.

(8)
Represents the value after acceleration of all outstanding unvested PBRSUs based on the Company's closing stock price on December 31, 2013 of $35.53. The Company's 2011 Plan and related agreements generally provide for acceleration of unvested PBRSUs in the event of a change in control of the Company, retirement, death or disability, subject to attainment of the performance measures.

(9)	Refers to payments accrued under the Deferred Compensation Plan as of December 31, 2013 based on Mr. Martell's salary deferral election and 401(k) restoration contributions.

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

Barry M. Sando
Potential Payments upon Termination or Change in Control
		Involuntary Termination			Change in Control (1)
Executive Payments and Benefits Upon Termination	Voluntary Resignation	For Cause	Without Cause		Without Termination	With Termination for Good Reason/Without Cause		Death		Disability
Compensation:
Severance	—	—	2,000,000	(2)	—	3,000,000	(3)	—		—
Bonus	—	—	500,000	(4)	—	500,000	(5)	—		—
Accelerated Vesting - Options (6)	—	—	—		3,828,677	3,828,677		3,828,677		3,828,677
Accelerated Vesting - RSU (7)	—	—	1,280,252		1,651,150	1,651,150		1,651,150		1,651,150
Accelerated Vesting - PBRSU(8)	—	—	—		2,430,145	2,430,145		2,430,145		2,430,145
Deferred Compensation Plan (9)	663,398	663,398	663,398			663,398		663,398		663,398
Benefits & Perquisites:
Vested Pension Restoration Plan	81,532	81,532	81,532		—	81,532		41,557		81,532
Enhanced Executive Supplemental Benefit Plan (10)	—	—	—		—	6,250,273	(11)	1,931,824	(12)	3,433,447	(13)
Vested Executive Supplemental Benefit Plan	—	—	—		—	—		—		—
Benefit Continuation	—	—	40,891	(14)	—	41,895	(15)	—		—
Total:	744,930	744,930	4,566,073		7,909,972	18,447,070		10,546,752		12,088,349
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

(3)
Represents three times Mr. Sando's base salary in effect immediately prior to the date of termination by the Company and three times Mr. Sando's target annual cash bonus established for fiscal year 2013. Receipt of the benefit is contingent upon execution of a general release of claims.

(4)
Represents the pro rata portion of Mr. Sando's target annual cash bonus for fiscal year 2013. Mr. Sando's agreement provides for the payment of the pro rata portion of the bonus amount he would have received had his employment not terminated during the fiscal year. Such payment is required to be paid within two and one-half months following fiscal year end. Receipt of the benefit is contingent upon execution of a general release of claims and compliance with certain post-termination covenants and confidentiality provisions of the employment agreement.

(5)
Represents the pro rata portion of Mr. Sando's target annual cash bonus for the year of termination. Mr. Sando's agreement provides for the payment of the target annual cash bonus established for fiscal year 2013 which was determined to be $500,000. Receipt of the benefit is contingent upon execution of a general release of claims.

(6)
The Company's 1996 Option Plan, 2006 Plan and 2011 Plan and related agreements to each plan generally provide for acceleration of unvested stock options in the event of a change in control of the Company, death or disability. Mr. Sando held a total of 107,759 stock options with an exercise price of less than $35.53, the closing stock price on December 31, 2013 and the amount shown represents the difference between $35.53 and the exercise prices for the unvested options, multiplied by the applicable number of unvested options.

(7)
Represents the value after acceleration of all outstanding RSUs based on the Company's closing stock price on December 31, 2013 of $35.53 The Company's 2006 Plan, 2011 Plan and related agreements generally provide for acceleration of unvested RSUs in the event of a change in control of the Company, retirement, death or disability. In the event of involuntary termination without cause, absent a change in control and all unvested annual incentive bonus RSUs vest one year after termination.

(8)
Represents the value after acceleration of all outstanding unvested PBRSUs based on the Company's closing stock price on December 31, 2013 of $35.53. The Company's 2006 Plan, 2011 Plan and related agreements generally provide for acceleration of unvested PBRSUs in the event of a change in control of the Company, retirement, death or disability, subject to attainment of the performance measures.

(9)	Refers to payments accrued under the Deferred Compensation Plan as of December 31, 2013 based on Mr. Sando's salary deferral election and 401(k) restoration contributions.

(10)
“Enhanced Executive Supplemental Benefit Plan” refers to any payments which accrue to the participant in addition to his current vested benefit amount under the various scenarios for the Executive Supplemental Benefit Plan.

(11)	Represents the enhanced present value of the benefit calculated using the following assumptions: RP-2000M mortality tables and a discount rate of 4.72.

%. Upon an involuntary termination without cause after a change in control of the Company, Mr. Sando becomes 100% vested in the benefit in the amount Mr. Sando would have been entitled to receive in accordance with the provisions of the plans in effect on the date of the change of control.

(12)
Represents pre-retirement death benefit in the form of a single life annuity payable to the executive's spouse or domestic partner, calculated as what the executive would have received had he incurred a termination of employment on his normal retirement date and then died immediately thereafter.

(13)	Represents the present value of the benefit calculated using the following assumptions: RP-2000M mortality tables, a discount rate of 4.72% deferred to the earliest retirement age.

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

Stergios Theologides
Potential Payments upon Termination or Change in Control
		Involuntary Termination			Change in Control (1)
Executive Payments and Benefits Upon Termination	Voluntary Resignation	For Cause	Without Cause		Without Termination	With Termination for Good Reason/Without Cause		Death	Disability
Compensation:
Severance	—	—	630,000	(2)	—	1,260,000	(3)	—	—
Bonus	—	—	280,000	(4)	—	280,000	(5)	—	—
Accelerated Vesting - Options (6)	—	—	—		1,897,373	1,897,373		1,897,373	1,897,373
Accelerated Vesting - RSU (7)			546,665		604,081	604,081		604,081	604,081
Accelerated Vesting - PBRSU (8)	—	—	—		1,324,558	1,324,558		1,324,558	1,324,558
Deferred Compensation Plan (9)	104,351	104,351	104,351			440,741		440,741	440,741
Benefits & Perquisites:
Benefit Continuation	—	—	20,440	(10)	—	27,930	(11)	—	—
Total:	104,351	104,351	1,581,456		3,826,012	5,834,683		4,266,753	4,266,753
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

(3)
Represents two times Mr. Theologides' base salary in effect immediately prior to the date of termination by the Company and two times Mr. Theologides' target annual cash bonus established for fiscal year 2013. Receipt of the benefit is contingent upon execution of a general release of claims.

(4)
Represents the pro rata portion of Mr. Theologides' target annual cash bonus for fiscal year 2013. Mr. Theologides' agreement provides for the payment of the pro rata portion of the bonus amount he would have received had his employment not terminated during the fiscal year. Such payment is required to be paid within two and one-half months following fiscal year end. Receipt of the benefit is contingent upon execution of a general release of claims and compliance with certain post-termination covenants and confidentiality provisions of the employment agreement.

(5)
Represents the pro rata portion of Mr. Theologides' target annual cash bonus for the year of termination. Mr. Theologides' agreement provides for the payment of the target annual cash bonus established for fiscal year 2013. Receipt of the benefit is contingent upon execution of a general release of claims.

(6)
The Company's 2006 Plan and 2011 Plan and related agreements generally provide for acceleration of unvested stock options in the event of a change in control of the Company, death or disability. Mr. Theologides held a total of 53,402 unvested stock options with an exercise price of less than $35.53, the closing stock price on December 31, 2013 and the amount shown represents the difference between $35.53 and the exercise prices for the unvested options, multiplied by the applicable number of unvested options.

(7)
The Company's 2006 Plan and 2011 Plan and related agreements generally provide for acceleration of unvested RSUs in the event of a change in control of the Company, retirement, death or disability. In the event of involuntary termination without cause, absent a change in control, and all unvested annual incentive bonus RSUs vest one year after termination.

(8)
Represents the value after acceleration of all outstanding unvested PBRSUs based on the Company's closing stock price on December 31, 2013 of $35.53. The Company's 2006 Plan and 2011 Plan and related agreements generally provide for acceleration of unvested PBRSUs in the event of a change in control of the Company, retirement, death or disability, subject to attainment of the performance measures.

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

2013 Director Compensation Table
The following table sets forth certain information concerning the compensation of the Company's directors other than Mr. Nallathambi for the fiscal year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(2)(3) ($)	Total ($)
J. David Chatham	97,000	109,985	206,985
Douglas C. Curling	69,092	109,985	179,077
John C. Dorman	72,000	109,985	181,985
Paul F. Folino	107,000	109,985	216,985
Thomas C. O'Brien	99,000	109,985	208,985
D. Van Skilling	204,000	109,985	313,985
Jaynie Miller Studenmund	72,000	109,985	181,985
David F. Walker	108,000	109,985	217,985
Mary Lee Widener	78,000	109,985	187,985
___________

(2)
The amounts shown reflect the aggregate grant date fair value of stock awards granted in 2013, computed in accordance with the Financial Accounting Standards Board's Accounting Standards Codification Topic 718, Compensation-Stock Compensation. We value the RSUs as of the grant date by multiplying the closing price of our common stock on the date by that number of RSUs awarded. The stock awards were granted to each director on May 1, 2013.

(3)	The aggregate numbers of RSUs and stock options held by each director other than Mr. Nallathambi as of December 31, 2013 were as follows.

Name	Restricted Stock Unit Awards (#)	Option Awards (#)
J. David Chatham	4,141	8,752
Douglas C. Curling	4,141	—
John C. Dorman	4,141	—
Paul F. Folino	4,141	—
Thomas C. O'Brien	4,141	—
D. Van Skilling	4,141	8,752
Jaynie Miller Studenmund	4,141	—
David F. Walker	4,141	—
Mary Lee Widener	4,141	—

Director Compensation

The Compensation Committee reviews and recommends to the Board the form and level of director compensation. Steven Hall, the Committee's independent compensation consultant, advises on the compensation of our directors. As described in the Compensation, Discussion and Analysis, Steven Hall generally advises the Committee on the appropriateness of the Company's compensation philosophy, peer group selection and general executive compensation program design. During 2013, as part of its engagement with the Committee, Steven Hall:

•	provided comparative market data on director compensation practices and programs of peer companies and competitors;

•	provided guidance on industry best practices and emerging trends and developments in director compensation; and

•	analyzed pay survey data.

For 2013, the compensation of non-employee directors consisted of (1) an annual cash retainer of $60,000 and (2) an annual RSU award granted to each director with a value of $110,000. Each non-employee director received a fee of $2,000 for each meeting attended in excess of eight meetings for the Board, the Audit Committee and the Compensation Committee and in excess of four meetings for the Nominating and Corporate Governance Committee and the Acquisition Committee. The annual compensation for the chair of the Audit Committee was $25,000, the annual compensation for the chair of the Compensation Committee was $20,000, and the annual compensation for the chair of the Nominating and Corporate Governance Committee was $10,000. Each member of the Audit Committee and the Compensation Committee, including the committee chair, received an annual retainer of $10,000. Each member of the Nominating and Corporate Governance Committee, including the chair, and each member of the Acquisition Committee received an annual retainer of $5,000. Our chairman received an annual retainer of $100,000.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners
The following table sets forth information regarding the ownership of our common stock as of April 25, 2014 by the persons or groups of stockholders who are known to us to be the beneficial owners of 5% or more of our shares of common stock. The information regarding beneficial owners of 5% or more of our shares of common stock is based solely on public filings made by such owners with the SEC.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
BlackRock, Inc. (1)	5,599,839	6.1%
T. Rowe Price Associates, Inc. (2)	12,855,818	14.0%
The Vanguard Group (3)	5,779,750	6.3%
`
 _____________

(1)
According to a Schedule 13G/A filed January 28, 2014, as of December 31, 2013, BlackRock, Inc. is a parent holding company with sole voting power with respect to 5,223,305 shares and sole dispositive power with respect to 5,599,839 shares, reporting on behalf of certain related subsidiaries. The address of the principal business office of the reporting entity is 40 East 52nd Street, New York, New York 10022.

(2)
According to a Schedule 13G/A filed February 10, 2014, as of December 31, 2013, these securities are owned by various individual and institutional investors for which T. Rowe Price Associates, Inc. (“Price Associates”) serves as investment adviser with power to direct investments and/or sole power to vote the securities. The Schedule 13G/A reports that, for purposes of the reporting requirements of the Exchange Act, Price Associates is deemed to be a beneficial owner of such securities and that it has sole voting power with respect to 3,031,100 shares and sole dispositive power with respect to 12,855,818 shares; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. The address of the principal business office of the reporting entity is 100 East Pratt Street, Baltimore, Maryland 21202.

(3)
According to a Schedule 13G/A filed February 12, 2014, as of December 31, 2013, these securities are owned by The Vanguard Group and two wholly-owned subsidiaries, Vanguard Fiduciary Trust Company ("VFTC") and Vanguard Investments Australia, Ltd. ("VIA"), as investment managers of collective trust accounts and investment offerings. The Schedule 13G reports that VFTC is the beneficial owner of 52,978 shares and VIA is the beneficial owner of 6,000 shares. The Vanguard Group is a registered investment advisor and has sole voting power with respect to 58,978 shares, sole dispositive power with respect to 5,726,772 shares and shared dispositive power with respect to 52,978 shares. The address of the principal business office of the reporting entity is 100 Vanguard Boulevard, Malvern, PA 19355.

Security Ownership of Management
The following table sets forth the total number of shares of our common stock beneficially owned and the percentage of the outstanding shares so owned as of April 25, 2014 by:

•	each director;

•	each executive officer named in the Summary Compensation Table under "Item 11. Executive Compensation - 2013 Summary Compensation Table" above; and

•	all directors and current executive officers as a group.
Unless otherwise indicated in the notes following the table, the persons listed in the table below are the beneficial owners of the listed shares with sole voting and investment power (or, where applicable, shared power with such individual's spouse and subject to community property laws) over the shares listed. Shares subject to rights exercisable within 60 days after April 25, 2014 are treated as outstanding when determining the amount and percentage beneficially owned by a person or entity.

Name	Number of shares of Common Stock	Percent if greater than 1%
Directors
J. David Chatham	45,223	—
Douglas C. Curling	28,976	—
John C. Dorman	18,976	—
Paul F. Folino	10,010	—
Anand K. Nallathambi	1,053,566	1.1%
Thomas C. O'Brien	28,721	—
D. Van Skilling (1)	89,169	—
Jaynie Miller Studenmund	23,432
David F. Walker	26,558	—
Mary Lee Widener	10,373	—
Current named executive officers who are not directors
Frank D. Martell	217,449	—
Barry M. Sando	427,624	—
Stergios Theologides	96,702	—
George S. Livermore(2)	44,749	—
All directors and executive officers as a group (14 persons)	2,076,779	2.2%
The shares set forth in the table above include shares that the following directors and named executive officers, as well as directors and current executive officers as a group, have the right to acquire within 60 days of April 25, 2014 in the amounts set forth below:

J. David Chatham	12,893	—
Douglas C. Curling	4,141	—
John C. Dorman	4,141	—
Paul F. Folino	4,141	—
Anand K. Nallathambi	790,534	—
Thomas C. O'Brien	4,141	—
D. Van Skilling	12,893	—
Jaynie Miller Studenmund	4,141	—
David F. Walker	4,141	—
Mary Lee Widener	4,141	—
Frank D. Martell	132,828	—
Barry M. Sando	321,581	—
Stergios Theologides	77,776	—
Directors and current executive officers as a group	1,377,492	1.5%

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

(2) Mr. Livermore voluntarily resigned in September 2013. His amount includes his direct ownership as of the date of his last Form 4, filed on March 20, 2013.

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
The following table sets forth, for each of the Company's equity compensation plans, the number of shares of common stock subject to outstanding awards, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2013.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)		Weighted-average exercise price of outstanding options, warrants and rights(1)(4) (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))(1) (c)
Equity compensation plans approved by stockholders	4,300,001	(2)(3)	$19.78	(3)	12,102,989	(4)
Equity compensation plans not approved by stockholders	449,635	(5)	$22.38		N/A
Total	4,749,636		$20.29		12,102,989
____________

(1)
In connection with the Separation on June 1, 2010, all outstanding stock options and unvested RSUs granted to the Company's employees prior to the Separation were adjusted in a manner designed to preserve the intrinsic value of the outstanding stock options and unvested RSUs.

(2)
Of these shares, 903,108 were subject to options then outstanding under the 2011 Plan, 2,108,627 (which count as 6,958,469 under the 2011 Plan (3.3 shares for each award issued)) were subject to stock unit awards then outstanding under the 2011 Plan, 685,171 were subject to options then outstanding under the 2006 Plan, 358,025 were subject to stock unit awards then outstanding under the 2006 Plan, 227,566 were subject to options then outstanding under the 1996 Option Plan, and 17,504 were subject to options then outstanding under the 1997 Directors' Stock Plan. Of the 2,466,652 shares subject to stock unit awards under the plans as described above, 1,000,282 shares are subject to performance-based awards assuming that the maximum level of performance with respect to such awards is achieved. Note that the actual number of shares to be issued with respect to these performance-based awards will vary depending on the applicable level of performance achieved, with such number ranging from zero to the maximum level indicated above. This amount does not include those shares that were subject to options then outstanding under the First Advantage 2003 Incentive Compensation Plan, which were assumed by the Company in connection with the Company's acquisition of FADV in November 2009. As of December 31, 2013, these assumed options covered 659, 986 shares of the Company's common stock and had a weighted-average exercise price per share of $25.84. This amount does not include 332,990 shares that were subject to stock unit awards issued by Dorado Network Systems Corporation (“Dorado”) and assumed by the Company in connection with the acquisition of Dorado in 2011. The Company's authority to grant new awards under (i) the 2006 Plan terminated on May 19, 2011; (ii) the 1996 Option Plan terminated on May 18, 2006; and (iii) the 1997 Directors' Stock Plan terminated on May 18, 2006.

(3)
This weighted-average exercise price does not reflect the shares that will be issued upon the payment of outstanding restricted stock units and is calculated solely with respect to outstanding unexercised stock options.

(4)
Represents [10,267,405] shares available for future issuance under the 2011 Plan, and 1,835,584 shares available for future issuance under the 2012 ESPP, including [____] shares that were subject to purchase during the purchase period ending December 31, 2013. Shares available under the 2011 Plan may be used for any type of award authorized in that plan (subject to certain limitations of the plan) including stock options, stock appreciation rights, stock units, restricted stock, performance-based awards, stock bonuses and other awards payable in shares of Company common stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Management and Others

The Board has adopted a written policy regarding transactions with related persons that requires the approval or ratification by the Board or the Nominating and Corporate Governance Committee of any transaction exceeding $120,000 in any consecutive 12-month period in which the Company is a participant and any related person has a direct or indirect material interest. A related person includes a director, nominee for election as a director, executive officer, person controlling over 5% of the Company's common stock and the immediate family members of each of these individuals. Once a transaction has been determined to require approval, the transaction will be reviewed and approved by either the Board or the Nominating and Corporate Governance Committee. The Board or the Nominating and Corporate Governance Committee will review and consider the terms, business purpose and benefits of the transaction to the Company and related person.
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

The Company has entered into the transaction discussed below, which has been approved or ratified in accordance with our related party transactions policy.
T. Rowe Price Associates, Inc. beneficially owns greater than 5% of our common stock and is therefore a related party. During 2013, T. Rowe Price Associates, Inc. or its affiliates purchased approximately $207,500 of data, analytics and other Company products pursuant to a contract entered into on an arm's-length basis.
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
In accordance with the NYSE rules, the Board has affirmatively determined that each of Messrs. Chatham, Curling, Dorman, Folino, O'Brien, Skilling and Walker and Mses. Studenmund and Widener is “independent” as that term is defined in the corporate governance rules of the NYSE for listed companies. Mr. Nallathambi is considered an inside director because he is employed by the Company as a senior executive.

Item 14. Principal Accountant Fees and Services

Principal Accounting Fees and Services
The aggregate fees billed for each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP ("PwC"), the Company's principal independent registered public accounting firm, in the four categories of service set forth in the table below are as follows:

Aggregate fees billed in year	2013	2012
Audit Fees	$2,713,320	$2,594,389
Audit-Related Fees(1)	421,077	375,155
Tax Fees(2)	68,197	344,222
All Other Fees(3)	10,400	4,500
____________

(1)	These fees were incurred primarily for procedures performed for SSAE 16 Report and Regulation AB audits.

(2)	These fees were incurred for tax advice, compliance and planning, including tax basis studies and tax advice and planning in connection with the acquisition and disposition of certain businesses.

(3)	These fees were incurred primarily for services related to software licensing, discontinued operations and regulatory capital requirement advice.
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
All services provided by PwC during the fiscal years ended December 31, 2013 and December 31, 2012 were pre-approved by the Audit Committee or its designee.

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

CoreLogic, Inc.
(Registrant)

By: /s/ Anand Nallathambi
Anand Nallathambi
President and Chief Executive Officer
(Principal Executive Officer)
Date:	April 30, 2014

EXHIBIT INDEX

Exhibit No.	Description

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

3.2	Amended and Restated Bylaws of CoreLogic, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 5, 2014).

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

10.32
Amendment No. 1 to 1996 Stock Option Plan, dated February 26, 1998 (Incorporated by reference herein from Exhibit (10)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the SEC on March 22, 1999).*

10.33
Amendment No. 2 to 1996 Stock Option Plan, dated June 22, 1998 (Incorporated by reference herein from Exhibit (10)(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the SEC on March 22, 1999).*

10.34
Amendment No. 3 to 1996 Stock Option Plan, dated July 7, 1998 (Incorporated by reference herein from Exhibit (10)(k) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the SEC on March 22, 1999).*

10.35
Amendment No. 4 to 1996 Stock Option Plan, dated April 22, 1999 (Incorporated by reference herein from Exhibit (10)(a) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 as filed with the SEC on August 16, 1999).*

10.36
Amendment No. 5 to 1996 Stock Option Plan, dated February 29, 2000 (Incorporated by reference herein from Exhibit (10)(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the SEC on March 22, 1999).*

10.37
Amendment No. 6 to 1996 Stock Option Plan, dated July 19, 2000 (Incorporated by reference herein from Exhibit (10)(b) of Quarterly Report on Form 10-Q for the period ended June 30, 2000 as filed with the SEC on August 11, 2000).*

10.38
Amendment No. 7 to 1996 Stock Option Plan, dated June 4, 2002 (Incorporated by reference herein from Exhibit (10)(a) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 as filed with the SEC on August14, 2002).*

10.39
The CoreLogic, Inc. 2006 Incentive Compensation Plan (formerly The First American Corporation 2006 Incentive Compensation Plan) (Incorporated by reference herein from Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

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

10.82
Master Professional Services Agreement, dated August 17, 2011, between CoreLogic Real Estate Solutions, LLC and Cognizant Technology Solutions U.S. Corporation (Incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A for the period ended September 30, 2011 as filed with the SEC on March 23, 2012).±

10.83
Amendment No. 2 to Supplement A, effective as of March 1, 2012, by and between CoreLogic Solutions, LLC and Cognizant Technology Solutions U.S. Corporation, to the Master Professional Services Agreement between CoreLogic Real Estate Solutions, LLC and Cognizant Technology Solutions U.S. Corporation (Incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 as filed with the SEC on October 25, 2013). ±

10.84
Master Services Agreement by and between the Company and Dell Marketing, L.P., dated as of July 19, 2012 (Incorporated by reference herein from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012 as filed with the SEC on October 26, 2012).±

10.85
Amendment No. 1 dated October 23, 2012 to the Master Services Agreement by and between CoreLogic Solutions, LLC and Dell Marketing, L.P. (Incorporated by reference herein from Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2012 as filed with the SEC on February 25, 2013)

10.86
Amendment No. 2 dated October 26, 2012 to the Master Services Agreement and Supplement A between CoreLogic Solutions, LLC and Dell Marketing L.P. (Incorporated by reference herein from Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2012 as filed with the SEC on February 25, 2013). ±

10.87
Support Agreement, dated June 11, 2012, between CoreLogic, Inc., on the one hand, and Highfields Capital Management LP, Highfields GP LLC, Highfields Associates LLC, Highfields Capital I LP, Highfields Capital II LP, and Highfields Capital III L.P., on the other hand (Incorporated by reference herein from Exhibit 99.1 to the Company's Current Report on Form 8-K as filed with the SEC on June 12, 2012).

21.1	Subsidiaries of the registrant.•

23.1	Consent of Independent Registered Public Accounting Firm.•

23.2	Consent of Independent Registered Public Accounting Firm. ✓

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.•

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.•

31.3	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. ✓

31.4	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.✓

31.5	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. **

31.6	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.**

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.•

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.•

32.3	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350. ✓

32.4	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350. ✓

32.5	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350. **

32.6	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350. **

99.1	Audited Financial Statements of RELS LLC. ✓

101	Extensible Business Reporting Language (XBRL)

**	Filed herewith

✓	Included in the Prior Amendment.

•	Included in previously filed original Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

*	Indicates a management contract or compensatory plan or arrangement in which any director or named executive officer participates.

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