Form 10-Q
period 2014-03-31
CORELOGIC, INC.
filed 2014-04-30
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

On April 25, 2014 there were 91,839,844 shares of common stock outstanding.

CoreLogic, Inc.
INFORMATION INCLUDED IN REPORT

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.
CoreLogic, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par value)	March 31,	December 31,
Assets	2014	2013
Current assets:
Cash and cash equivalents	$122,906	$134,741
Marketable securities	22,334	22,220
Accounts receivable (less allowance for doubtful accounts of $12,062 and $12,930 as of March 31, 2014 and December 31, 2013, respectively)	194,024	196,282
Prepaid expenses and other current assets	49,864	50,674
Income tax receivable	19,977	13,516
Deferred income tax assets, current	89,041	86,158
Assets of discontinued operations	134,315	138,023
Total current assets	632,461	641,614
Property and equipment, net	375,175	195,645
Goodwill, net	1,765,932	1,390,674
Other intangible assets, net	305,935	175,808
Capitalized data and database costs, net	338,983	330,188
Investment in affiliates, net	112,885	95,343
Restricted cash	12,630	12,050
Other assets	176,017	162,033
Total assets	$3,720,018	$3,003,355
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$158,368	$154,526
Accrued salaries and benefits	72,549	101,715
Deferred revenue, current	253,888	223,323
Current portion of long-term debt	43,874	28,154
Liabilities of discontinued operations	29,419	30,309
Total current liabilities	558,098	538,027
Long-term debt, net of current	1,480,675	811,776
Deferred revenue, net of current	363,852	377,086
Deferred income tax liabilities, long term	100,105	74,308
Other liabilities	162,656	147,583
Total liabilities	2,665,386	1,948,780

Redeemable noncontrolling interests	10,439	10,202

Equity:
CoreLogic stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 91,814 and 91,254 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	661,762	672,165
Retained earnings	423,030	425,796
Accumulated other comprehensive loss	(40,600)	(53,589)
Total equity	1,044,193	1,044,373
Total liabilities and equity	$3,720,018	$3,003,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31,
(in thousands, except per share amounts)	2014	2013
Operating revenues	$310,417	$331,301
Cost of services (excluding depreciation and amortization shown below)	177,381	167,629
Selling, general and administrative expenses	89,944	82,196
Depreciation and amortization	29,439	34,141
Total operating expenses	296,764	283,966
Operating income	13,653	47,335
Interest expense:
Interest income	1,171	724
Interest expense	16,828	12,375
Total interest expense, net	(15,657)	(11,651)
(Loss)/gain on investments and other, net	(4,351)	1,339
(Loss)/income from continuing operations before equity in earnings of affiliates and income taxes	(6,355)	37,023
(Benefit)/provision for income taxes	(362)	14,222
(Loss)/income from continuing operations before equity in earnings of affiliates	(5,993)	22,801
Equity in earnings of affiliates, net of tax	2,382	8,788
Net (loss)/income from continuing operations	(3,611)	31,589
Income from discontinued operations, net of tax	1,083	3,697
Loss from sale of discontinued operations, net of tax	—	(1,744)
Net (loss)/income	(2,528)	33,542
Less: Net income/(loss) attributable to noncontrolling interests	264	(26)
Net (loss)/income attributable to CoreLogic	$(2,792)	$33,568
Amounts attributable to CoreLogic stockholders:
Net (loss)/income from continuing operations	$(3,875)	$31,615
Income from discontinued operations, net of tax	1,083	3,697
Loss from sale of discontinued operations, net of tax	—	(1,744)
Net (loss)/income attributable to CoreLogic	$(2,792)	$33,568
Basic (loss)/income per share:
Net (loss)/income from continuing operations	$(0.04)	$0.33
Income from discontinued operations, net of tax	0.01	0.04
Loss from sale of discontinued operations, net of tax	—	(0.02)
Net (loss)/income attributable to CoreLogic	$(0.03)	$0.35
Diluted (loss)/income per share:
Net (loss)/income from continuing operations	$(0.04)	$0.32
Income from discontinued operations, net of tax	0.01	0.04
Loss from sale of discontinued operations, net of tax	—	(0.02)
Net (loss)/income attributable to CoreLogic	$(0.03)	$0.34
Weighted-average common shares outstanding:
Basic	91,433	97,113
Diluted	91,433	99,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended
	March 31,
(in thousands)	2014	2013
Net (loss)/income	$(2,528)	$33,542
Other comprehensive income/(loss):
Market value adjustments to marketable securities, net of tax	70	(184)
Market value adjustments on interest rate swap, net of tax	(73)	554
Reclassification adjustment for loss on terminated interest rate swap included in net income	2,555	—
Foreign currency translation adjustments	10,502	(933)
Supplemental benefit plans adjustments, net of tax	(65)	25
Total other comprehensive income/(loss)	12,989	(538)
Comprehensive income	10,461	33,004
Less: Comprehensive income/(loss) attributable to the noncontrolling interests	264	(26)
Comprehensive income attributable to CoreLogic	$10,197	$33,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31,
(in thousands)	2014	2013
Cash flows from operating activities:
Net (loss)/income	$(2,528)	$33,542
Less: Income from discontinued operations, net of tax	1,083	3,697
Less: Loss from sale of discontinued operations, net of tax	—	(1,744)
Net (loss)/income from continuing operations	(3,611)	31,589
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	29,439	34,141
Provision for bad debt and claim losses	3,688	4,928
Share-based compensation	7,924	8,103
Excess tax benefit related to stock options	(5,942)	(2,321)
Equity in earnings of affiliates, net of taxes	(2,382)	(8,788)
Loss on early extinguishment of debt	593	—
Deferred income tax	44	3,342
Loss/(gain) on investments and other, net	4,351	(1,339)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	13,252	(6,262)
Prepaid expenses and other current assets	2,913	4,027
Accounts payable and accrued expenses	(31,044)	(22,181)
Deferred revenue	(9,537)	15,572
Income taxes	(7,856)	26,138
Dividends received from investments in affiliates	4,258	11,236
Other assets and other liabilities	6,581	(16,113)
Net cash provided by operating activities - continuing operations	12,671	82,072
Net cash provided by operating activities - discontinued operations	3,982	9,003
Total cash provided by operating activities	$16,653	$91,075
Cash flows from investing activities:
Purchases of capitalized data and other intangible assets	$(7,185)	$(9,489)
Purchases of property and equipment	(13,427)	(18,050)
Cash paid for acquisitions, net of cash acquired	(665,758)	(7,027)
Purchases of investments	—	(2,351)
Cash received from sale of discontinued operations	—	2,263
Change in restricted cash	(580)	(40)
Net cash used in investing activities - continuing operations	(686,950)	(34,694)
Net cash used in investing activities - discontinued operations	(6)	(87)
Total cash used in investing activities	$(686,956)	$(34,781)
Cash flows from financing activities:
Proceeds from long-term debt	$689,641	$—
Debt issuance costs	(14,042)	—
Repayment of long-term debt	(5,154)	(4,400)
Proceeds from issuance of stock related to stock options and employee benefit plans	2,730	4,621
Minimum tax withholding paid on behalf of employees for restricted stock units	(14,314)	(6,437)
Shares repurchased and retired	(6,850)	(75,676)
Excess tax benefit related to stock options	5,942	2,321
Net cash provided by/(used in) financing activities - continuing operations	657,953	(79,571)
Net cash provided by financing activities - discontinued operations	—	—
Total cash provided by/(used in) financing activities	$657,953	$(79,571)
Effect of exchange rate on cash	482	(26)
Net decrease in cash and cash equivalents	(11,868)	(23,303)
Cash and cash equivalents at beginning of period	134,741	151,986
Less: Change in cash and cash equivalents - discontinued operations	3,976	8,916
Plus: Cash swept from discontinued operations	4,009	8,866
Cash and cash equivalents at end of period	$122,906	$128,633

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,845	$2,800
Cash paid for income taxes	$1,103	$1,355
Cash refunds from income taxes	$—	$13,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Equity
(unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2013	91,254	$1	$672,165	$425,796	$(53,589)	$1,044,373
Net loss	—	—	—	(2,792)	—	(2,792)
Shares issued in connection with share-based compensation	776	—	2,730	—	—	2,730
Tax withholdings related to net share settlements of restricted stock units	—	—	(14,314)	—	—	(14,314)
Share-based compensation	—	—	8,031	—	—	8,031
Shares repurchased and retired	(216)	—	(6,850)	—	—	(6,850)
Purchase of subsidiary shares from noncontrolling interests	—	—	—	26	—	26
Other comprehensive loss	—	—	—	—	12,989	12,989
Balance as of March 31, 2014	91,814	$1	$661,762	$423,030	$(40,600)	$1,044,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 – Basis of Condensed Consolidated Financial Statements

CoreLogic, Inc., together with its subsidiaries (collectively "we", "us" or "our"), is a leading global property information, analytics and data-enabled services provider operation in North America, Western Europe and Asia Pacific. Our combined data from public, contributory and proprietary sources provides detailed coverage of property, mortgages and other encumbrances, consumer credit, tenancy, location, hazard risk and related performance information. The markets we serve include real estate and mortgage finance, insurance, capital markets, and the public sector. We deliver value to clients through unique data, analytics, workflow technology, advisory and managed services. Clients rely on us to help identify and manage growth opportunities, improve performance and mitigate risk. We are also a party to several joint ventures that provide products used in connection with loan originations, including appraisal management services, title insurance and other settlement services. These joint ventures are reflected as investments in affiliates on our consolidated balance sheets and our share of the income is reflected as equity in earnings of affiliates in our consolidated statements of income.

Our condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The 2013 year-end condensed consolidated balance sheet was derived from the Company's audited financial statements for the year ended December 31, 2013. The principles for interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, as amended.

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

The following table shows the components of accumulated other comprehensive loss, net of taxes as of March 31, 2014 and December 31, 2013:

	2014	2013
Cumulative foreign currency translation	$(40,285)	$(50,787)
Cumulative supplemental benefit plans	(633)	(568)
Net unrecognized losses on interest rate swap	—	(2,482)
Net unrealized gains on marketable securities	318	248
Accumulated other comprehensive loss	$(40,600)	$(53,589)

Escrow Administration Arrangements

We administer escrow deposits as a service to our customers in connection with our tax services business. These deposits are maintained in segregated accounts for the benefit of our customers. Escrow deposits totaled $4.1 billion as of March 31, 2014 and $317.2 million as of December 31, 2013. Because these deposits are held on behalf of our customers, they are not our funds and, therefore, are not included in the accompanying consolidated balance sheets.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance on reporting discontinued operations and disclosures of disposals of components of an entity. Under the amendment only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. Next, the elimination of the component's operations, cash flows and significant continuing involvement conditions have been removed. Lastly, an equity method investment could be reported as discontinued operations. The updated guidance is effective prospectively for all disposals or classifications as held for sale that occur within annual periods beginning after December 15, 2014. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In July 2013, the FASB issued updated guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”), a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset (“DTA”) for a NOL carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a NOL carryforward, similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction and the entity does not intend to use the DTA for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. The updated guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. Adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Note 2 – Investment in Affiliates, net

Investments in affiliates are accounted for under the equity method of accounting as we are deemed to have significant influence over the affiliate but do not control or have a majority voting interest in the affiliate. Investments are carried at the cost of acquisition, including subsequent capital contributions and loans from us, plus our equity in undistributed earnings or losses since inception of the investment. We recorded equity in earnings of affiliates, net of tax of $2.4 million and $8.8 million for the three months ended March 31, 2014 and 2013, respectively. Income tax expense of $1.5 million and $5.4 million was recorded on these earnings for the three months ended March 31, 2014 and 2013, respectively.

One of our subsidiaries owns a 50.1% interest in RELS LLC ("RELS"), a joint venture that provides products and services used in connection with loan originations. This investment in affiliate contributed 87.6% and 69.8% of our total equity in earnings of affiliates, net of tax, for the three months ended March 31, 2014 and 2013, respectively. Based on the terms and conditions of the RELS joint venture agreement, we have significant influence over but do not have control of, nor a majority voting interest in, the joint venture.

The following summarized financial information for this investment (assuming 100% ownership interest), has been revised to correct an error in the financial statements prepared by RELS related to the presentation of expenses and other from a net basis to a gross basis for certain costs. The effect of the change is an increase to previously reported revenue and an increase to previously reported expenses and other of $1.8 million for the three months ended March 31, 2013. There is no net income impact and therefore no impact on the total equity in earnings of affiliates recorded by the Company for this investment. Accordingly, this investment is accounted for under the equity method. The summarized information is as follows:

	For the Three Months Ended
	March 31,
(in thousands)	2014	2013
Statements of income
Total revenues	$47,523	$93,184
Expenses and other	40,808	72,772
Net income attributable to RELS LLC	$6,715	$20,412
CoreLogic equity in earnings of affiliate, pre-tax	$3,364	$10,226

In March 2014, we acquired certain equity interests, assets and intellectual property; which we collectively refer to as "MSB/DataQuick." See Note 13 - Acquisitions for additional information. The acquisition included a 29.4% interest in Symbility Solutions Inc. ("Symbility"). In connection with the purchase price allocation, we preliminarily recorded $18.3 million to reflect our basis in Symbility, which we account for under the equity method of accounting as we have significant influence over but do not have control of, or a majority voting interest in, Symbility.

See Note 10 - Fair Value of Financial Instruments for further discussion on investment in affiliates, net measured at fair value on a nonrecurring basis.

Note 3 – Marketable Securities

Our marketable securities consist primarily of investments in preferred stock of $22.3 million and $22.2 million as of March 31, 2014 and December 31, 2013, respectively. We classify our marketable securities as available-for-sale and carry them at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive income. There were no gains or losses recognized on sales of marketable securities for the three months ended March 31, 2014 and 2013.

Note 4 - Property and Equipment, Net

Property and equipment, net as of March 31, 2014 and December 31, 2013 consists of the following:

(in thousands)	2014	2013
Land	$4,000	$4,000
Buildings	11,010	10,780
Furniture and equipment	99,352	88,794
Capitalized software	667,369	481,662
Leasehold improvements	51,554	50,001
	833,285	635,237
Less accumulated depreciation	(458,110)	(439,592)
Property and equipment, net	$375,175	$195,645

Depreciation expense for property and equipment was approximately $13.8 million and $18.3 million for the three months ended March 31, 2014 and 2013, respectively. See Note 10 - Fair Value of Financial Instruments for further discussion on property and equipment, net measured at fair value on a nonrecurring basis.

Note 5 – Goodwill, net

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by reporting unit, for the three months ended March 31, 2014, is as follows:

(in thousands)	D&A	TPS	Consolidated
Balance as of January 1, 2014
Goodwill	$689,442	$708,757	$1,398,199
Accumulated impairment losses	(600)	(6,925)	(7,525)
Goodwill, net	688,842	701,832	1,390,674
Acquisitions	337,378	29,900	367,278
Translation adjustments	5,665	—	5,665
Other	2,315	—	2,315
Balance as of March 31, 2014
Goodwill, net	$1,034,200	$731,732	$1,765,932

In connection with our acquisition of MSB/DataQuick, we preliminarily recorded $333.5 million of goodwill within our Data & Analytics ("D&A") reporting unit and $29.9 million of goodwill within our Technology and Processing Solutions ("TPS") reporting unit for the three months ended March 31, 2014. Further, we preliminarily recorded $2.1 million of goodwill in connection with our acquisition of Terralink International Limited ("Terralink") and $1.7 million of goodwill in connection with an acquisition that was not significant, both within our D&A reporting unit, for the three months ended March 31, 2014. See Note 13 - Acquisitions for additional information.

Note 6 – Other Intangible Assets, net

Other intangible assets consist of the following:

	March 31, 2014			December 31, 2013
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$390,566	$(169,292)	$221,274	$315,639	$(162,278)	$153,361
Non-compete agreements	9,142	(6,869)	2,273	9,150	(6,659)	2,491
Trade names and licenses	94,611	(12,223)	82,388	31,108	(11,152)	19,956
	$494,319	$(188,384)	$305,935	$355,897	$(180,089)	$175,808

Amortization expense for other intangible assets was $7.6 million and $8.5 million for the three months ended March 31, 2014 and 2013, respectively.

Estimated amortization expense for other intangible assets anticipated for the next five years is as follows:

(in thousands)
Remainder of 2014	$33,653
2015	40,083
2016	33,666
2017	32,792
2018	31,728
Thereafter	134,013
$305,935

Note 7 – Long-Term Debt

Our long-term debt consists of the following:

	March 31,	December 31,
(in thousands)	2014	2013
Acquisition-related note:
Non-interest bearing acquisition note due in $5.0 million installment on March 2016	$4,408	$9,276
Notes:
7.25% senior notes due June 2021	393,000	393,000
5.7% senior debentures due August 2014	825	825
7.55% senior debentures due April 2028	59,645	59,645
Bank debt:
Revolving line of credit borrowings due March 2019, weighted-average interest rate of 3.35% at March 31, 2014	215,000	—
Term loan facility borrowings due March 2019, weighted-average interest rate of 2.80% at March 31, 2014	850,000	—
Revolving line of credit borrowings due May 2016, weighted-average interest rate of 1.9% at December 31, 2013, extinguished in March 2014	—	100,000
Term loan facility borrowings through May 2016, weighted-average interest rate of 2.9% at December 31, 2013, extinguished in March 2014	—	275,625
Other debt:
Various interest rates with maturities through 2017	1,671	1,559
Total long-term debt	1,524,549	839,930
Less current portion of long-term debt	43,874	28,154
Long-term debt, net of current portion	$1,480,675	$811,776

Senior Notes

On May 20, 2011, we issued $400.0 million aggregate principal amount of 7.25% senior notes due 2021 (the "Notes"). The Notes are guaranteed on a senior unsecured basis by each of our existing and future direct and indirect subsidiaries that guarantee our Credit Agreement (defined below). Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is 100% owned and the guarantees of the Notes are joint and several and full and unconditional. The combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the combined consolidating adjustments and eliminations and the consolidated accounts for CoreLogic, Inc. (the "Parent") for the dates and periods indicated are included in Note 17 - Guarantor Subsidiaries. The guarantees are subject to release under certain customary circumstances. The indenture governing the Notes provides that the guarantees may be automatically and unconditionally released only upon the following circumstances: 1) the guarantor is sold or sells all of its assets in compliance with the terms of the indenture; 2) the guarantor is released from its guarantee obligations under the credit agreement; 3) the guarantor is properly designated as an “unrestricted subsidiary;” or 4) the requirements for legal or covenant defeasance or satisfaction and discharge have been satisfied. The maximum potential amounts that could be required to be paid under the guarantees are essentially equal to the outstanding principal and interest under the Notes. There are no significant restrictions on the ability of the Parent or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan. The Notes bear interest at 7.25% per annum and mature on June 1, 2021. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2011. As of March 31, 2014, we were in compliance with all of our covenants under the indenture.

Credit Agreement

On March 25, 2014, we entered into a senior secured credit facility (the "Credit Agreement") with Bank of America, N.A. as administrative agent and other financial institutions, which replaced our previous senior secured credit facility that was entered into on May 23, 2011 ("Terminated Credit Agreement"). The Credit Agreement provides for a $850.0 million five-year term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility"). The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $500.0 million in the aggregate. As of March 31, 2014, we were in compliance with all of our covenants under the Credit Agreement.

As of March 31, 2014 and December 31, 2013, we have recorded $12.6 million and $4.6 million, respectively, of accrued interest expense.

Debt Issuance Costs

In connection with entering into the Credit Agreement, we incurred approximately $14.0 million of debt issuance costs of which $0.3 million was recorded as interest expense in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2014. We capitalized the remaining $13.7 million of debt issuance costs, within other assets in the accompanying condensed consolidated balance sheet as of March 31, 2014 and will amortize these costs over the term of the Credit Agreement. As of March 31, 2014, we had unamortized costs of $5.4 million related to previously recorded debt issuance costs, which we will amortize over the term of the Credit Agreement. In connection with entering into the Credit Agreement, during the three months ended March 31, 2014, we wrote-off $0.6 million of unamortized debt issuance costs.

Acquisition-Related Notes

In March 2011, we entered into a settlement services joint venture with Speedy Title & Appraisal Review Services LLC ("STARS"). Our initial investment in STARS was $20.0 million and we also issued a note payable for an additional $15.0 million of consideration, which is non-interest bearing and due in three equal installments. As of March 31, 2014, the discounted balance outstanding under the note was $4.4 million.

Interest Rate Swaps

In March 2014, the amortizing interest rate swap transactions ("Swaps") previously entered in June 2011 were terminated with a realized loss of $4.1 million for the three months ended March 31, 2014 upon full repayment of the underlying debt associated with the Terminated Credit Agreement.

Unrealized losses of less than $0.1 million (net of less than $0.1 million in deferred taxes) and unrealized gains of $0.6 million (net of $0.3 million in deferred taxes) were recognized in other comprehensive income/(loss) related to the Swaps for the three months ended March 31, 2014 and 2013, respectively.

Note 8 – Income Taxes

The effective income tax rate (provision or benefit) for income taxes as a percentage of income from continuing operations before equity in earnings of affiliates and income taxes) was a 5.7% benefit and a 38.4% expense for the three months ended March 31, 2014 and 2013, respectively. The change in the effective income tax rates was primarily attributable to foreign rate differentials in jurisdictions with tax rates lower than the US as well as valuation allowance recorded against certain foreign losses.

Income taxes included in equity in earnings of affiliates were $1.5 million and $5.4 million for the three months ended March 31, 2014 and 2013, respectively. For the purpose of segment reporting, these amounts are not reflected at the segment level but are recorded within corporate.

During the three months ended March 31, 2014, the Company effectively settled its 2007-2010 CoreLogic US, Inc. and Subsidiaries Internal Revenue Service ("IRS") exam, which resulted in a reversal of approximately $0.3 million of unrecognized tax benefit. It is reasonably possible that the amount of the unrecognized benefit with respect to certain unrecognized tax positions could significantly increase or decrease within the next 12 months. These changes may be the result of items such as ongoing audits, competent authority proceedings related to transfer pricing, or the expiration of federal and state statutes of limitation for the assessment of taxes. The Company is currently under examination for tax years 2006 through 2011 by the U.S. and various state taxing authorities.

Note 9 – Earnings Per Share

The following is a reconciliation of net income per share, using the treasury-stock method:

	For the Three Months Ended
	March 31,
	2014	2013
(in thousands, except per share amounts)
Numerator for basic and diluted net income/(loss) per share:
Net (loss)/income from continuing operations	$(3,875)	$31,615
Income from discontinued operations, net of tax	1,083	3,697
Loss from sale of discontinued operations, net of tax	—	(1,744)
Net (loss)/income attributable to CoreLogic	$(2,792)	$33,568
Denominator:
Weighted-average shares for basic income/(loss) per share	91,433	97,113
Dilutive effect of stock options and restricted stock units	—	1,943
Weighted-average shares for diluted income/(loss) per share	91,433	99,056
Income/(loss) per share
Basic:
Net (loss)/income from continuing operations	$(0.04)	$0.33
Income from discontinued operations, net of tax	0.01	0.04
Loss from sale of discontinued operations, net of tax	—	(0.02)
Net (loss)/income attributable to CoreLogic	$(0.03)	$0.35
Diluted:
Net (loss)/income from continuing operations	$(0.04)	$0.32
Income from discontinued operations, net of tax	0.01	0.04
Loss from sale of discontinued operations, net of tax	—	(0.02)
Net (loss)/income attributable to CoreLogic	$(0.03)	$0.34

For the three months ended March 31, 2013, 0.3 million stock options were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect. There was no dilutive effect for the three months ended March 31, 2014.

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

Interest rate swap agreements

The fair value of the interest rate swap agreements were estimated based on market value quotes received from the counter parties to the agreements.

The fair values of our financial instruments as of March 31, 2014 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Fair Value
Financial Assets:
Cash and cash equivalents	$122,906	$—	$122,906
Restricted cash	—	12,630	12,630
Equity securities	22,334	—	22,334
Total Financial Assets	$145,240	$12,630	$157,870

Financial Liabilities:
Total debt	—	1,544,009	1,544,009
Total Financial Liabilities	$—	$1,544,009	$1,544,009

The fair values of our financial instruments as of December 31, 2013 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Fair Value
Financial Assets:
Cash and cash equivalents	$134,741	$—	$134,741
Restricted cash	—	12,050	12,050
Equity securities	22,220	—	22,220
Total Financial Assets	$156,961	$12,050	$169,011

Financial Liabilities:
Total debt	—	869,232	869,232
Total Financial Liabilities	$—	$869,232	$869,232

Derivatives:
Liability for interest rate swap agreements	$—	$4,020	$4,020

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of March 31, 2014 and impairment losses for the three months ended March 31, 2014:

	As of March 31, 2014
	Fair Value Measurements Using			Impairment Losses
	Level 1	Level 2	Level 3	For the three months ended March 31, 2014
Property and equipment, net	$—	$—	$—	$148
Investment in affiliates, net	—	—	30	360
	$—	$—	$30	$508

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of March 31, 2013 and impairment losses for the three months ended March 31, 2013:

	As of March 31, 2013
	Fair Value Measurements Using			Impairment Losses
	Level 1	Level 2	Level 3	For the three months ended March 31, 2013
Property and equipment, net	$—	$—	$—	$844

We recorded non-cash impairment charges of $0.1 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively, in our property and equipment, net primarily related to internally developed software. Finally, we recorded non-cash impairment charges of $0.4 million for the three months ended March 31, 2014 in our investment in affiliates, net due to other than temporary loss in value from the absence of an ability to recover the carrying amount of the investment.

Note 11 – Stock-Based Compensation

We currently issue equity awards under the CoreLogic, Inc. 2011 Performance Incentive Plan (the “Plan”) which was approved by our stockholders at our Annual Meeting held on May 19, 2011. The Plan permits the grant of restricted stock units ("RSUs"), performance-based restricted stock units ("PBRSUs"), stock options, stock appreciation rights, stock bonuses and other forms of awards granted or denominated in our common stock, as well as cash bonus awards. The Plan was adopted, in part, to make an additional 18,000,000 shares of the Company's common stock available for award grants, so we have sufficient authority and flexibility to adequately provide for future incentives. Prior to the approval of the Plan, we issued share-based awards under the CoreLogic, Inc. 2006 Incentive Plan (the “2006 Plan”).

We primarily utilize RSUs, PBRSUs and stock options as our share-based compensation instruments for employees and directors. The fair value of any share-based compensation instrument grant is based on the market value of our shares on the date of grant and is recognized as compensation expense over its vesting period.

Restricted Stock Units

For the three months ended March 31, 2014 and 2013, we awarded 657,932 and 593,164 RSUs, respectively, with an estimated grant date fair value of $20.2 million and $15.5 million, respectively. The RSU awards will vest ratably over three years.

RSU activity for the three months ended March 31, 2014 is as follows:

	Number of	Weighted-Average Grant-Date
(in thousands, except weighted-average fair value prices)	Shares	Fair Value
Unvested RSUs outstanding at December 31, 2013	1,466	$22.13
RSUs granted	658	$30.72
RSUs vested	(497)	$20.11
RSUs forfeited	(29)	$22.45
Unvested RSUs outstanding at March 31, 2014	1,598	$26.28

As of March 31, 2014, there was $33.1 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.4 years. The fair value of RSUs is based on the market value of the Company’s common stock on the date of grant.

Performance-Based Restricted Stock Units

For the three months ended March 31, 2014 and 2013, we awarded 330,075 and 390,091 PBRSUs, respectively, with an estimated grant date fair value of $10.4 million and $10.2 million, respectively. These awards are subject to service-based, performance-based and market-based vesting. The performance period for the PBRSUs awarded during the three months ended March 31, 2014 is from January 1, 2014 to December 31, 2016 and the performance metric is adjusted earnings per share and market-based conditions. Subject to satisfaction of the performance criteria, the 2014 awards will vest on December 31, 2016.

The performance period for the PBRSUs awarded during the three months ended March 31, 2013 is from January 1, 2013 to December 31, 2015 and the performance metric is adjusted earnings per share and market-based conditions. Subject to satisfaction of the performance criteria, the 2013 awards will vest on December 31, 2015. The fair values of the 2013 awards were estimated using Monte-Carlo simulation with the following weighted-average assumptions.

The fair values of the 2014 and 2013 awards were estimated using Monte-Carlo simulation with the following weighted-average assumptions.

	For the Three Months Ended March 31,
	2014	2013

Expected dividend yield	—%	—%
Risk-free interest rate (1)	0.70%	0.35%
Expected volatility (2)	27.87%	30.59%
Average total shareholder return (2)	(0.84)%	8.21%

(1)	The risk-free interest rate for the periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.

(2)
The expected volatility and average total shareholder return is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

PBRSU activity for the three months ended March 31, 2014, is as follows:

	Number of	Weighted-Average Grant-Date
(in thousands, except weighted-average fair value prices)	Shares	Fair Value
Unvested PBRSUs outstanding at December 31, 2013	1,247	$18.52
PBRSUs granted	330	$31.57
PBRSUs vested	(612)	$16.92
PBRSUs forfeited	(11)	$19.81
Unvested PBRSUs outstanding at March 31, 2014	954	$22.02

As of March 31, 2014, there was $16.4 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 2.3 years. The fair value of PBRSUs is based on the market value of the Company's common stock on the date of grant.

Stock Options

In 2014 and 2013, we issued stock options as incentive compensation for certain key employees. The exercise price of each stock option is the closing market price of our common stock on the date of grant. The 2014 and 2013 options will vest in three equal annual installments on the first, second and third anniversaries of grant and expire ten years after the grant date. The fair values of these stock options were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

	For the Three Months Ended
	March 31,
	2014	2013
Expected dividend yield	—%	—%
Risk-free interest rate (1)	1.74%	0.90%
Expected volatility (2)	37.92%	41.65%
Expected life (3)	5.5	5.50

(1)	The risk-free interest rate for the periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.

(2)	The expected volatility is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

(3)	The expected life is the period of time, on average, that participants are expected to hold their options before exercise based primarily on our historical data.

For the three months ended March 31, 2014 and 2013, we awarded 242,687 and 402,511 options, respectively, with an estimated fair value of $7.7 million and $10.5 million, respectively. Option activity for the three months ended March 31, 2014 is as follows:

(in thousands, except weighted-average price)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	2,663	$21.12
Options granted	243	$31.59
Options exercised	(70)	$17.50
Options canceled	(16)	$20.66
Options outstanding at March 31, 2014	2,820	$22.11	5.5	$22,775
Options vested and expected to vest at March 31, 2014	2,771	$22.02	5.4	$22,600
Options exercisable at March 31, 2014	1,914	$21.37	4.2	$16,590

As of March 31, 2014, there was $6.2 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 2.2 years.

The intrinsic value of options exercised was $1.0 million and $1.5 million for the three months ended March 31, 2014 and 2013, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

Employee Stock Purchase Plan

The employee stock purchase plan allows eligible employees to purchase our common stock at 85.0% of the lesser of the closing price on the first day or the last day of each quarter. Our employee stock purchase plan was approved by our stockholders at our 2012 annual meeting of stockholders and the first offering period commenced in October 2012. We recognized an expense for the amount equal to the discount during the last offering period.

The following table sets forth the stock-based compensation expense recognized for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended
	March 31,
(in thousands)	2014	2013
RSUs	$5,473	$5,100
PBRSUs	1,243	2,155
Stock options	1,105	683
Employee stock purchase plan	265	204
	$8,086	$8,142

The above share-based compensation expense includes $0.3 million and $0.1 million within cost of services in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013, respectively. It also includes $0.1 million and less than $0.1 million of share-based compensation expense for the three months ended March 31, 2014 and 2013, respectively, reported within income from discontinued operations in the accompanying condensed consolidated statements of operations.

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

Separation

Following the spin-off of our financial services businesses into a new, publicly-traded, New York Stock Exchange-listed company called First American Financial Corporation (“FAFC”) in June 2010 (the “Separation”), we are responsible for a portion of FAFC's contingent and other corporate liabilities. In the Separation and Distribution Agreement we entered into in connection with the Separation, we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary in accordance with GAAP. At March 31, 2014, no reserves were considered necessary.

In addition, the Separation and Distribution Agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our predecessor, The First American Corporation's ("FAC") financial services business with FAFC and financial responsibility for the obligations and liabilities of FAC's information solutions business with us. Specifically, each party will, and will cause its subsidiaries and affiliates to, indemnify, defend and hold harmless the other party, its respective affiliates and subsidiaries and each of its respective officers, directors, employees and agents for any losses arising out of or otherwise in connection with the liabilities each such party assumed or retained pursuant to the Separation and Distribution Agreement; and any breach by such party of the Separation and Distribution Agreement.

Note 13 – Acquisitions

In March 2014, we completed the acquisition of Marshall & Swift/Boeckh ("MSB") and DataQuick Information Systems ("DataQuick"). In addition, we acquired the assets of the credit, flood services and automated valuation model operations of DataQuick Lending Solutions and certain intellectual property assets of Decision Insight Information Group S.à r.l. The total consideration paid in connection with the MSB/DataQuick acquisition was approximately $650.1 million in cash, which was funded through borrowings. The acquisition of MSB/DataQuick significantly expands our footprint in property and casualty insurance and adds additional scale to our existing property data and analytics business, which is a contributing factor to the recording of goodwill. The operations of MSB's and DataQuick's data licensing and analytics units are reported within our D&A segment and DataQuick's flood zone determination and credit servicing operations are reported within our TPS segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. Any excess of the purchase price over the fair value of identified assets acquired and liabilities assumed is recognized as goodwill. The purchase price allocation is subject to change based on our final determination of fair value. The preliminary allocation of the purchase price is as follows:

Purchase Price
Cash and cash equivalents	$36
Accounts receivable	9,227
Prepaid expenses and other current assets	2,047
Deferred income tax assets, current	1,848
Property and equipment	177,311
Goodwill (1)	363,295
Other intangible assets	129,400
Investment in affiliates	18,300
Total assets acquired	$701,464
Accounts payable and accrued expenses	3,446
Income taxes payable	31
Deferred revenue, current	22,403
Deferred revenue, net of current	1,663
Deferred income tax liabilities, long term	23,821
Net assets acquired	$650,100

(1)	Goodwill of $363.3 million includes $133.6 million of deductible basis for tax purposes.

We reported revenues totaling approximately $1.5 million from the MSB/DataQuick acquisition from the acquisition date of March 25, 2014 through March 31, 2014. The financial information in the table below summarizes the combined results of operations of MSB/DataQuick and us on a pro forma basis as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes elimination of intercompany revenue, the impact of fair value adjustments to deferred revenue, amortization expense from acquired intangible assets, adjustments to interest expense and related tax effects.

The pro forma financial information for the three months ended March 31, 2014 and 2013 combines our results of operations for the periods presented.

	Pro Forma
	2014	2013
Net revenues	$332,801	$356,925
Net income	$6,325	$23,815

In January 2014, we completed our acquisition of Terralink for NZD$14.5 million, or $11.9 million, which is included as a component of our D&A reporting segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservables. We recorded preliminary property and equipment of $2.1 million with an estimated average life of 5 years, preliminary customer lists of $1.6 million with an estimated average life of 15 years, preliminary trade names of $0.2 million with an estimated average life of 12 years, preliminary capitalized data and database costs of $6.0 million with an estimated average life of 15 years and preliminary goodwill of $2.1 million, which is fully deductible for tax purposes. The allocation of purchase price is subject to change based on our final determination of fair value. The business combination did not have a material impact on our consolidated financial statements.

In December 2013, we completed our acquisition of EQECAT for $22.2 million, including working capital adjustments. EQECAT is included as a component of the D&A segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservables. We recorded $3.9 million of customer lists with an estimated average life of 14 years, $0.6 million of trade names with an estimated average life of 10 years and goodwill of $15.3 million. The business combination did not have a material impact on our consolidated financial statements.

For the three months ended March 31, 2014, we incurred $8.3 million of acquisition-related costs within selling, general and administrative expenses on our condensed consolidated statements of operations.

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

In September 2013, we acquired an additional 10% interest in Property IQ Ltd. ("PIQ") for NZD$3.3 million, or $2.6 million, resulting in a 60.0% controlling interest. In connection with the acquisition, the seller has the right to sell their remaining noncontrolling shares in PIQ to us (the "put") and we have the right to purchase the remaining noncontrolling interest in PIQ at fair value (the "call"). As the call and put do not represent separate assets or liabilities and the exercise of the put is outside of our control, the noncontrolling interest of NZD$13.2 million, or $10.2 million, was recorded on the date of acquisition as redeemable noncontrolling interest in the accompanying condensed consolidated balance sheet. For the three months ended March 31, 2014, we recognized less than $0.3 million of net income in connection with the redeemable noncontrolling interest.

Note 15 – Discontinued Operations

For the three months ended March 31, 2013, we recorded a $1.7 million loss from the sale of discontinued operations, net, which was primarily related to the sale and exit of a product line within the Asset Management and Processing Solutions ("AMPS") businesses in the prior year.

In December 2013, we concluded the businesses comprising the AMPS segment were not core to our long term strategy and thus we would actively pursue the sale of the AMPS reporting segment. As part of the process of marketing the sale of these businesses, we developed our long-term projections and obtained indicative fair market values from potential participants. The level of indicative values was below the net book value of the businesses being marketed; therefore, we recorded a pre-tax non-cash impairment charge related to goodwill of $51.8 million for the year ended December 31, 2013. During the three months ended March 31, 2014, we updated our long-term projections and assessed whether events or circumstances occurred that potentially indicate that the carrying amounts of these assets may not be recoverable. The marketing process for AMPS is on-going and there were no indicators of additional impairment as of March 31, 2014. In the future, there could be triggering events that could require future fair value assessments and could lead to additional impairments.

Summarized below are certain assets and liabilities classified as discontinued operations as of March 31, 2014 and December 31, 2013:

(in thousands)	D&A		TPS
As of March 31, 2014	Marketing	Consumer	Appraisal	AMPS	Total
Accounts receivable	$—	$—	$—	$29,460	$29,460
Other current assets	177	149	200	3,082	3,608
Property and equipment, net	—	—	—	3,160	3,160
Goodwill and other identifiable intangible assets, net	—	—	—	97,577	97,577
Other assets	—	—	—	510	510
Total assets	$177	$149	$200	$133,789	$134,315

Accounts payable and accrued expenses	$397	$—	$3,519	$9,290	$13,206
Other liabilities	222	88	559	15,344	16,213
Total liabilities	$619	$88	$4,078	$24,634	$29,419

As of December 31, 2013
Accounts receivable	$—	$—	$—	$32,811	$32,811
Other current assets	177	149	200	3,052	3,578
Property and equipment, net	—	—	—	3,594	3,594
Goodwill and other identifiable intangible assets, net	—	—	—	97,577	97,577
Other assets	—	—	—	463	463
Total assets	$177	$149	$200	$137,497	$138,023

Accounts payable and accrued expenses	$676	$—	$3,127	$9,693	$13,496
Other liabilities	259	88	568	15,898	16,813
Total liabilities	$935	$88	$3,695	$25,591	$30,309

Summarized below are the components of our income/(loss) from discontinued operations for three months ended March 31, 2014 and 2013:

(in thousands)	D&A		TPS
For the three months ended March 31, 2014	Marketing	Consumer	Appraisal	AMPS	Total
Operating revenue	$—	$—	$—	$42,792	$42,792
(Loss)/income from discontinued operations before income taxes	(250)	—	(600)	2,617	1,767
Income tax (benefit)/expense	(96)	—	(229)	1,009	684
(Loss)/income from discontinued operations, net of tax	$(154)	$—	$(371)	$1,608	$1,083

For the three months ended March 31, 2013
Operating revenue	$—	$—	$—	$65,868	$65,868
(Loss)/income from discontinued operations before income taxes	(110)	196	(1,148)	7,981	6,919
Income tax (benefit)/expense	(42)	75	(439)	3,628	3,222
(Loss)/income from discontinued operations, net of tax	$(68)	$121	$(709)	$4,353	$3,697

Note 16 – Segment Information

We have organized our reportable segments into the following two segments: D&A and TPS.

Data & Analytics. Our D&A segment owns or licenses data assets including loan information, criminal and eviction records, employment verification, property characteristic information, property risk and replacement cost, and information on mortgage-backed securities. We both license our data directly to our customers and provide our customers with analytical products for risk management, insurance underwriting, collateral assessment, loan quality reviews and fraud assessment. We are also a provider of geospatial proprietary software and databases combining geographic mapping and data. Our primary customers are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, property and casualty insurance companies, title insurance companies and government-sponsored enterprises.

Our D&A segment includes intercompany revenues of $0.8 million and $3.5 million for the three months ended March 31, 2014 and 2013, respectively. The segment also includes intercompany expenses of $0.2 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively.

Technology and Processing Solutions. Our TPS segment provides property tax monitoring, flood zone certification and monitoring, credit services, mortgage loan administration and production services, lending solutions and mortgage-related business process outsourcing. The segment’s primary customers are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, and government agencies.

Our TPS segment includes intercompany revenues of $0.7 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively. The segment also includes intercompany expenses of $0.7 million and $3.3 million for the three months ended March 31, 2014 and 2013, respectively.

Corporate consists primarily of investment gains and losses, corporate personnel and other expenses associated with our corporate functions and facilities, equity in earnings of affiliates, net of tax, and interest expense.

It is impracticable to disclose revenues from external customers for each product and service offered.

Selected financial information by reportable segment is as follows:

(in thousands)
For the three months ended March 31, 2014	Operating Revenues	Depreciation and Amortization	Operating Income/(Loss)	Equity in Earnings/(Loss) of Affiliates, Net of Tax	Net Income/(Loss) From Continuing Operations	Capital Expenditures
D&A	$142,533	$20,537	$16,674	$(13)	$16,638	$12,622
TPS	169,309	5,968	23,730	3,976	27,572	2,654
Corporate	58	2,934	(26,751)	(1,581)	(47,821)	5,336
Eliminations	(1,483)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$310,417	$29,439	$13,653	$2,382	$(3,611)	$20,612

For the three months ended March 31, 2013
D&A	$145,515	$19,519	$25,252	$637	$26,046	$13,160
TPS	189,901	6,703	49,856	13,447	63,173	4,248
Corporate	167	7,919	(27,773)	(5,296)	(57,630)	10,131
Eliminations	(4,282)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$331,301	$34,141	$47,335	$8,788	$31,589	$27,539

(in thousands)	As of	As of
Assets	March 31, 2014	December 31, 2013
D&A	$2,013,302	$1,325,253
TPS	1,172,696	1,139,420
Corporate	5,149,431	4,498,940
Eliminations	(4,749,726)	(4,098,281)
Consolidated (excluding discontinued operations)	$3,585,703	$2,865,332

Note 17 - Guarantor Subsidiaries

As discussed in Note 7 - Long-Term Debt, the Notes are guaranteed on a senior unsecured basis by each of our existing and future direct and indirect subsidiaries that guarantee our Credit Agreement. These guarantees are required in support of the Notes, are coterminous with the terms of the Notes and would require performance upon certain events of default referred to in the respective guarantees. The guarantees are subject to release under certain customary circumstances. The indenture governing the notes provides that the guarantees may be automatically and unconditionally released only upon the following circumstances: 1) the guarantor is sold or sells all of its assets in compliance with the terms of the indenture; 2) the guarantor is released from its guarantee obligations under the credit agreement; 3) the guarantor is properly designated as an “unrestricted subsidiary”; or 4) the requirements for legal or covenant defeasance or satisfaction and discharge have been satisfied.

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

	Condensed Balance Sheet
	As of March 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Cash and cash equivalents	$82,476	$8,794	$31,636	$—	$122,906
Accounts receivable	—	167,842	26,182	—	194,024
Other current assets	64,902	248,677	4,183	(2,231)	315,531
Property and equipment, net	19,766	324,679	30,730	—	375,175
Goodwill, net	—	1,579,527	186,405	—	1,765,932
Other identifiable intangible assets, net	333	260,072	45,530	—	305,935
Capitalized data and database cost, net	—	250,294	88,689	—	338,983
Investments in affiliates, net	—	112,885	—	—	112,885
Deferred income tax assets, long-term	58,998	—	—	(58,998)	—
Restricted cash	11,035	121	1,474	—	12,630
Investment in subsidiaries	2,239,138	—	—	(2,239,138)	—
Intercompany receivable	164,495	—	—	(164,495)	—
Other assets	135,748	38,009	2,260	—	176,017
Total assets	$2,776,891	$2,990,900	$417,089	$(2,464,862)	$3,720,018

Liabilities and equity:
Current liabilities	$129,838	$388,407	$42,084	$(2,231)	$558,098
Long-term debt, net of current	1,475,145	5,530	—	—	1,480,675
Deferred revenue, net of current	—	363,844	8	—	363,852
Deferred income taxes, long term	—	134,800	24,303	(58,998)	100,105
Intercompany payable	—	87,936	76,559	(164,495)	—
Other liabilities	127,715	31,404	3,537	—	162,656
Redeemable noncontrolling interest	—	—	10,439	—	10,439
Total CoreLogic stockholders' equity	1,044,193	1,978,979	260,159	(2,239,138)	1,044,193
Total liabilities and equity	$2,776,891	$2,990,900	$417,089	$(2,464,862)	$3,720,018

	Condensed Balance Sheet
	December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Cash and cash equivalents	$104,632	$—	$30,109	$—	$134,741
Accounts receivable	—	174,518	21,764	—	196,282
Other current assets	57,368	249,680	3,543	—	310,591
Property and equipment, net	20,076	147,951	27,618	—	195,645
Goodwill, net	—	1,228,855	161,819	—	1,390,674
Other identifiable intangible assets, net	348	135,326	40,134	—	175,808
Capitalized data and database cost, net	—	249,472	80,716	—	330,188
Investments in affiliates, net	—	95,343	—	—	95,343
Deferred income tax assets, long-term	58,998	—	—	(58,998)	—
Restricted cash	10,335	306	1,409	—	12,050
Investment in subsidiaries	2,209,926	—	—	(2,209,926)	—
Intercompany receivable	63,647	555,216	9,170	(628,033)	—
Other assets	118,708	41,221	2,104	—	162,033
Total assets	$2,644,038	$2,877,888	$378,386	$(2,896,957)	$3,003,355

Liabilities and equity:
Current liabilities	$107,340	$397,481	$33,206	$—	$538,027
Long-term debt, net of current	806,395	5,381	—	—	811,776
Deferred revenue, net of current	—	377,077	9	—	377,086
Deferred income taxes, long term	—	109,003	24,303	(58,998)	74,308
Intercompany payable	564,386	—	63,647	(628,033)	—
Other liabilities	121,544	22,768	3,271	—	147,583
Redeemable noncontrolling interest	—	—	10,202	—	10,202
Total CoreLogic stockholders' equity	1,044,373	1,966,178	243,748	(2,209,926)	1,044,373
Total liabilities and equity	$2,644,038	$2,877,888	$378,386	$(2,896,957)	$3,003,355

	Condensed Statement of Operations
	For the three months ended March 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$279,074	$31,343	$—	$310,417
Intercompany revenues	—	—	58	(58)	—
Cost of services (exclusive of depreciation and amortization below)	—	163,968	13,327	86	177,381
Selling, general and administrative expenses	18,592	62,766	8,730	(144)	89,944
Depreciation and amortization	1,147	21,936	6,356	—	29,439
Operating (loss)/income	(19,739)	30,404	2,988	—	13,653
Total interest (expense)/income, net	(14,987)	(95)	(575)	—	(15,657)
Loss on investments and other, net	(3,991)	(360)	—	—	(4,351)
(Benefit)/provision for income taxes	(13,740)	10,259	3,119	—	(362)
Equity in earnings of affiliates, net of tax	—	2,382	—	—	2,382
Equity in earnings of subsidiary, net of tax	22,185	—	—	(22,185)	—
Net (loss)/income from continuing operations, net of tax	(2,792)	22,072	(706)	(22,185)	(3,611)
Income from discontinued operations, net of tax	—	1,083	—	—	1,083
Net (loss)/income	(2,792)	23,155	(706)	(22,185)	(2,528)
Less: Net income attributable to noncontrolling interest	—	—	264	—	264
Net (loss)/income attributable to CoreLogic	$(2,792)	$23,155	$(970)	$(22,185)	$(2,792)

Net (loss)/income	$(2,792)	$23,155	$(706)	$(22,185)	$(2,528)
Total other comprehensive income/(loss)	12,989	—	10,502	(10,502)	12,989
Less: Comprehensive income attributable to noncontrolling interests	—	—	264	—	264
Comprehensive income attributable to CoreLogic	$10,197	$23,155	$9,532	$(32,687)	$10,197

	Condensed Statement of Operations
	For the three months ended March 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$308,336	$22,965	$—	$331,301
Intercompany revenues	—	—	167	(167)	—
Cost of services (exclusive of depreciation and amortization below)	—	158,206	9,590	(167)	167,629
Selling, general and administrative expenses	16,532	57,567	8,097	—	82,196
Depreciation and amortization	850	27,522	5,769	—	34,141
Operating (loss)/income	(17,382)	65,041	(324)	—	47,335
Total interest expense, net	(11,695)	(122)	166	—	(11,651)
Gain on investment and other, net	1,339	—	—	—	1,339
(Benefit)/provision for income taxes	(11,038)	24,737	523	—	14,222
Equity in earnings of affiliates, net of tax	—	8,453	335	—	8,788
Equity in earnings of subsidiary, net of tax	50,268	—	—	(50,268)	—
Net income/(loss) from continuing operations, net of tax	33,568	48,635	(346)	(50,268)	31,589
Income/(loss) from discontinued operations, net of tax	—	3,868	(171)	—	3,697
Loss from sale of discontinued operations, net of tax	—	(1,744)	—	—	(1,744)
Net income/(loss)	33,568	50,759	(517)	(50,268)	33,542
Less: Net loss attributable to noncontrolling interest	—	—	(26)	—	(26)
Net income/(loss) attributable to CoreLogic	$33,568	$50,759	$(491)	$(50,268)	$33,568

Net income/(loss)	$33,568	$50,759	$(517)	$(50,268)	$33,542
Total other comprehensive (loss)/income	(538)	—	(933)	933	(538)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(26)	—	(26)
Comprehensive income/(loss) attributable to CoreLogic	$33,030	$50,759	$(1,424)	$(49,335)	$33,030

	Condensed Statement of Cash Flows
	For the three months ended March 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	$(21,816)	$29,798	$4,689	$—	$12,671
Net cash provided by operating activities - discontinued operations	—	3,982	—	—	3,982
Total cash (used in)/provided by operating activities	$(21,816)	$33,780	$4,689	$—	$16,653
Cash flow from investing activities:
Purchases of property and equipment	$(824)	$(9,557)	$(3,046)	$—	$(13,427)
Purchases of capitalized data and other intangible assets	—	(6,841)	(344)	—	(7,185)
Cash paid for acquisitions, net of cash acquired	—	(636,640)	(29,118)	—	(665,758)
Change in restricted cash	(700)	185	(65)	—	(580)
Net cash used in investing activities - continuing operations	(1,524)	(652,853)	(32,573)	—	(686,950)
Net cash used in investing activities - discontinued operations	—	(6)	—	—	(6)
Total cash used in investing activities	$(1,524)	$(652,859)	$(32,573)	$—	$(686,956)
Cash flow from financing activities:
Proceeds from long-term debt	$689,641	$—	$—	$—	$689,641
Debt issuance costs	(14,042)	—	—	—	(14,042)
Repayments of long-term debt	(266)	(4,888)	—	—	(5,154)
Share repurchased and retired	(6,850)	—	—	—	(6,850)
Proceeds from issuance of stock related to stock options and employee benefit plans	2,730	—	—	—	2,730
Minimum tax withholding paid on behalf of employees for restricted stock units	(14,314)	—	—	—	(14,314)
Excess tax benefit related to stock options	5,942	—	—	—	5,942
Intercompany payments	(665,666)			665,666	—
Intercompany proceeds	—	636,737	28,929	(665,666)	—
Net cash (used in)/provided by financing activities - continuing operations	(2,825)	631,849	28,929	—	657,953
Net cash provided by financing activities - discontinued operations	—	—	—	—	—
Total cash (used in)/provided by financing activities	$(2,825)	$631,849	$28,929	$—	$657,953
Effect of exchange rate on cash	—	—	482	—	482
Net (decrease)/increase in cash and cash equivalents	(26,165)	12,770	1,527	—	(11,868)
Cash and cash equivalents at beginning of period	104,632	—	30,109	—	134,741
Less: Change in cash and cash equivalents - discontinued operations	—	3,976	—	—	3,976

Plus: Cash swept to discontinued operations	4,009	—	—	—	4,009
Cash and cash equivalents at end of period	$82,476	$8,794	$31,636	$—	$122,906

	Condensed Statement of Cash Flows
	For the three months ended March 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash provided by/(used in) operating activities - continuing operations	$32,508	$54,908	$(5,344)	$—	$82,072
Net cash provided by operating activities - discontinued operations	—	9,003	—	—	9,003
Total cash provided by/(used in) operating activities	$32,508	$63,911	$(5,344)	$—	$91,075
Cash flow from investing activities:
Purchases of property and equipment	$(871)	$(15,025)	$(2,154)	$—	$(18,050)
Purchases of capitalized data and other intangible assets	(390)	(8,051)	(1,048)	—	(9,489)
Cash paid for acquisitions, net of cash acquired	—	(7,027)	—	—	(7,027)
Cash received from sale of discontinued operations	—	2,263	—	—	2,263
Purchases of investments	—	(2,351)	—	—	(2,351)
Change in restricted cash	(4)	1	(37)	—	(40)
Net cash used in investing activities - continuing operations	(1,265)	(30,190)	(3,239)	—	(34,694)
Net cash used in by investing activities - discontinued operations	—	(87)	—	—	(87)
Total cash used in investing activities	$(1,265)	$(30,277)	$(3,239)	$—	$(34,781)
Cash flow from financing activities:
Repayments of long-term debt	$(4,375)	$(25)	$—	$—	$(4,400)
Share repurchased and retired	(75,676)	—	—	—	(75,676)
Proceeds from issuance of stock related to stock options and employee benefit plans	4,621	—	—	—	4,621
Minimum tax withholding paid on behalf of employees for restricted stock units	(6,437)	—	—	—	(6,437)
Excess tax benefit related to stock options	2,321	—	—	—	2,321
Intercompany payments	—	(41,854)	(5,604)	47,458	—
Intercompany proceeds	47,458	—	—	(47,458)	—
Net cash used in financing activities - continuing operations	(32,088)	(41,879)	(5,604)	—	(79,571)
Net cash provided by financing activities - discontinued operations	—	—	—	—	—
Total cash used in financing activities	$(32,088)	$(41,879)	$(5,604)	$—	$(79,571)
Effect of exchange rate on cash	—	—	(26)	—	(26)
Net decrease in cash and cash equivalents	(845)	(8,245)	(14,213)	—	(23,303)
Cash and cash equivalents at beginning of period	111,305	5,889	34,792	—	151,986

Less: Change in cash and cash equivalents - discontinued operations	—	8,916	—	—	8,916
Plus: Cash swept to discontinued operations	(2,408)	11,274	—	—	8,866
Cash and cash equivalents at end of period	$108,052	$2	$20,579	$—	$128,633

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation, statements regarding our future operations, financial condition and prospects, operating results, revenues and earnings liquidity, our estimated income tax rate, unrecognized tax positions, amortization expenses, impact of recent accounting pronouncements, our acquisition and divestiture strategy and our growth plans for 2014, the Company’s share repurchases and debt repayment, the level of aggregate U.S. mortgage originations and inventory of delinquent mortgage loans and loans in foreclosure and the reasonableness of the carrying value related to specific financial assets and liabilities.

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

•	compromises in the security of our data, including the transmission of confidential information or systems interruptions;

•	difficult conditions in the mortgage and consumer lending industries and the economy generally;

•	our ability to protect proprietary technology rights;

•	our technology transformation initiative ("TTI") and growth strategies and our ability to effectively and efficiently implement them;

•	risks related to the outsourcing of services and international operations;

•	our indebtedness and the restrictions in our various debt agreements;

•	our ability to realize the anticipated benefits of certain acquisitions and/or divestitures and the timing thereof;

•	the inability to control the dividend policies of our partially-owned affiliates; and

•	impairments in our goodwill or other intangible assets.

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

Business Overview

We are a leading global property information, analytics and data-enabled services provider operation in North America, Western Europe and Asia Pacific. The markets we serve include real estate and mortgage finance, insurance, capital markets and the public sector. We deliver value to clients through unique data, analytics, workflow technology, advisory and managed services. Clients rely on us to help identify and manage growth opportunities, improve performance and mitigate risk.

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

Reportable Segments

We have organized our reportable segments into the following two segments: data and analytics ("D&A") and technology and processing solutions ("TPS").

Data and Analytics

Our D&A segment owns or licenses data assets including loan information, criminal and eviction records, employment verification, property characteristic information, property risk and replacement cost, and information on mortgage-backed securities. We both license our data directly to our customers and provide our customers with analytical products for risk management, insurance underwriting, collateral assessment, loan quality reviews and fraud assessment. We are also a provider of geospatial proprietary software and databases combining geographic mapping and data. Our primary customers are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, property and casualty insurance companies, title insurance companies and government-sponsored enterprises.

Technology and Processing Solutions

Our TPS segment provides loan origination and closing-related services and solutions, including tax, flood and data services to mortgage originators. This segment's primary customers are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, government agencies and property and casualty insurance companies. In addition, we are party to several joint ventures that provide settlement services in connection with residential mortgage loans.

RESULTS OF OPERATIONS

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

Approximately 28.3% of our operating revenues for the three months ended March 31, 2014 were generated from our ten largest customers. Given that many of our origination-related products and services are provided early in the origination cycle, mortgage application volumes are a leading indicator of demand for these products and services. We believe total mortgage originations decreased approximately 60.0% in the first quarter of 2014 relative to the same period of 2013. During the first half of 2013, the level of mortgage originations, particularly refinancing transactions, was relatively high due to historically low long-term interest rates, the accommodative policy stance of the Federal Reserve, and the presence of federal government programs targeting mortgage loan refinancing and modification activity. However, based on increases in interest rates which began in the middle of 2013, the level of refinancing transactions continued to decline sharply in the first quarter of 2014 relative to levels in 2013.

Recent Company Developments

Acquisitions

In March 2014, we completed the acquisition of all of the issued and outstanding equity interests of MSB and DataQuick and the credit, flood and automated valuation model assets of DataQuick Lending Solutions, and certain intellectual property assets of Decision Insight Information Group S.a.r.l; collectively referred to as "MSB/DQ." The total consideration paid in connection with the transaction referenced above was approximately $650.1 million in cash, which was funded through borrowings - see Liquidity and Capital Resources for further information. The operations of MSB's and DataQuick's data licensing and analytics units are reported within our D&A segment and DataQuick's flood zone determination and credit servicing operations are reported within our TPS segment.

Unless otherwise indicated, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q relate solely to the discussion of our continuing operations.

Consolidated Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Operating Revenues

Our consolidated operating revenues were $310.4 million for the three months ended March 31, 2014, a decrease of $20.9 million, or 6.3%, when compared to 2013, and consisted of the following:

(in thousands, except percentages)	2014	2013	$ Change	% Change
D&A	$142,533	$145,515	$(2,982)	(2.0)%
TPS	169,309	189,901	(20,592)	(10.8)%
Corporate and eliminations	(1,425)	(4,115)	2,690	(65.4)%
Operating revenues	$310,417	$331,301	$(20,884)	(6.3)%

Our D&A segment revenues decreased by $3.0 million, or 2.0%, when compared to 2013. Acquisition activity accounted for $12.3 million of the increase in 2014. Excluding acquisition activity, the decrease of $15.3 million was primarily due to lower property information and analytics revenues of $11.3 million due to lower mortgage volumes which decreased custom fulfillment orders, the impact of unfavorable foreign exchange of $3.1 million and lower market volumes which reduced multifamily and specialty services revenues by $2.6 million. This was partially offset by higher insurance and spatial solutions revenues of $1.6 million and other revenues of $0.1 million.

Our TPS revenues decreased by $20.6 million, or 10.8%, when compared to 2013. Acquisition activity accounted for $10.8 million of the increase in 2014. Excluding acquisition activity, the decrease of $31.4 million was primarily due to declines in origination volumes, which decreased our origination and underwriting services revenues by $19.0 million, our technology and outsourcing services revenues by $6.9 million and our payment processing revenues by $5.5 million.

Our corporate and eliminations revenues were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services

Our consolidated cost of services were $177.4 million for the three months ended March 31, 2014, an increase of $9.8 million, or 5.8%, when compared to 2013. Acquisition activity accounted for $17.5 million of the increase in 2014. Excluding acquisition activity, the decrease of $7.8 million was primarily due to lower market volumes, which decreased cost of services by approximately $22.4 million, partially offset by unfavorable product mix of $14.6 million.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $89.9 million for the three months ended March 31, 2014, an increase of $7.7 million, or 9.4%, when compared to 2013. Acquisition activity accounted for $7.8 million of the increase in 2014. Excluding acquisition activity, the decrease of $0.1 million was primarily due to our on-going cost efficiency programs, which lowered professional fees by $4.2 million, salaries and benefits by $2.0 million, facility and lease equipment costs by $0.4 million and other expense by $1.3 million. The decrease was partially offset by higher acquisition-related costs of $7.8 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $29.4 million for the three months ended March 31, 2014, a decrease of $4.7 million, or 13.8%, when compared to 2013. Acquisition activity accounted for $2.6 million of the variance in 2014. Excluding acquisition activity, the decrease of $7.3 million was primarily due to the write-off of non-performing assets in the prior year.

Operating Income

Our consolidated operating income was $13.7 million for the three months ended March 31, 2014, a decrease of $33.7 million, or 71.2%, when compared to 2013, and consisted of the following:

(in thousands, except percentages)	2014	2013	$ Change	% Change
D&A	$16,674	$25,252	$(8,578)	(34.0)%
TPS	23,730	49,856	(26,126)	(52.4)%
Corporate and eliminations	(26,751)	(27,773)	1,022	(3.7)%
Operating income	$13,653	$47,335	$(33,682)	(71.2)%

Our D&A segment operating income decreased by $8.6 million, or 34.0%, when compared to 2013. Acquisition activity accounted for $1.3 million of the decrease in 2014. Excluding acquisition activity, operating income decreased $7.3 million and operating margins decreased 356 basis points due primarily to lower revenues, unfavorable product mix and higher professional fees of $3.6 million due to a prior year legal settlement.

Our TPS operating income decreased by $26.1 million, or 52.4%, when compared to 2013. Acquisition activity accounted for $3.5 million of the decrease in 2014. Excluding acquisition activity, operating income decreased $22.6 million and operating margins decreased 925 basis points primarily due to the decline in origination volumes and acquisition integration expenses.

Corporate and eliminations operating loss decreased $1.0 million, or 3.7%, due to lower selling, general and administrative expenses from on-going cost efficiency programs, partially offset by higher acquisition related costs of $7.8 million.

Total Interest Expense, net

Our consolidated total interest expense, net was $15.7 million for the three months ended March 31, 2014, an increase of $4.0 million, or 34.4%, when compared to 2013. The increase was due to higher average outstanding debt balances as a result of new debt borrowings and higher fees of $1.0 million, related to the borrowings, expensed during the three month ending March 31, 2014.

(Loss)/Gain on Investments and Other, Net

Our consolidated loss on investments and other income, net was $4.4 million for the three months ended March 31, 2014, an unfavorable variance of $5.7 million when compared to 2013. The variance was primarily due to a $4.1 million loss from the termination of our interest rate swap agreement in connection with the refinancing of our outstanding debt, a $0.3 million write-off of an investment in affiliate and lower realized gains on investments of $1.3 million.

(Benefit)/Provision for Income Taxes

Our consolidated benefit for income taxes from continuing operations before equity in earnings of affiliates and income taxes was $0.4 million and our provision was $14.2 million, for the three months ended March 31, 2014 and 2013, respectively. The effective tax rate was a 5.7% benefit and a 38.4% expense for the three months ended March 31, 2014 and 2013, respectively. The change in the income tax was primarily attributable to foreign rate differentials in jurisdictions with tax rates lower than the US as well as valuation allowance recorded against certain foreign losses.

During the three months ended March 31, 2014, the Company effectively settled its 2007-2010 CoreLogic US, Inc. and Subsidiaries Internal Revenue Service ("IRS") exam, which resulted in a reversal of approximately $0.3 million of unrecognized tax benefit.

Equity in Earnings of Affiliates, Net of Tax

Our consolidated equity in earnings of affiliates, net of tax, was $2.4 million for the three months ended March 31, 2014, a decrease of $6.4 million, or 72.9%, when compared to 2013. The decrease was primarily due to declining mortgage origination volumes, which lowered our equity in earnings of affiliates.

Income from Discontinued Operations, Net of Tax

Our consolidated income from discontinued operations, net of tax was $1.1 million for the three months ended March 31, 2014, an unfavorable variance of $2.6 million when compared to 2013. The variance is primarily due to declining default market volumes which impacted revenues and net income associated with our Asset Management Processing Solutions ("AMPS") business.

Loss from Sale of Discontinued Operations, Net of Tax

Our consolidated loss from sale of discontinued operations, net of tax decreased $1.7 million when compared to 2013. The variance was primarily related to the sale and exit of a product line in the prior year.

Net Income/(Loss) Attributable to Noncontrolling Interests

Our consolidated net income attributable to noncontrolling interests was $0.3 million for the three months ended March 31, 2014, an increase of $0.3 million, or 1,115.4%, when compared to 2013. The variance was primarily due to the step-up acquisition of a previously held noncontrolling interests in the third quarter of 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at March 31, 2014 totaled $122.9 million, a decrease of $11.8 million from December 31, 2013. We hold our cash balances inside and outside of the U.S. Our cash balances held outside of the U.S. are primarily related to our international operations and at March 31, 2014 totaled $31.0 million. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We plan to maintain significant cash balances outside the U.S. for the foreseeable future.

Restricted cash of $12.6 million at March 31, 2014 and $12.1 million at December 31, 2013, represents cash pledged for various letters of credit secured by the Company.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $16.7 million and $91.1 million during the three months ended March 31, 2014 and 2013, respectively. The decrease in cash provided by operating activities was primarily due to higher payments of income taxes, accounts payable and accrued expenses and lower profitability attributable to higher acquisition-related costs of $7.8 million, transition costs of $4.7 million and the swap settlement of $4.1 million.

Investing Activities. Cash used in investing activities was approximately $687.0 million and $34.8 million during the three months ended March 31, 2014 and 2013, respectively. This increase in investing activities is primarily due to cash paid for acquisitions.

Cash used in investing activities during 2014 was also impacted by greater acquisition activity including the acquisition of MSB/DQ for $650.1 million in March 2014, Terralink for $11.9 million in January 2014 and $4.2 million for other acquisition activity, net of cash acquired. Further, for the three months ended March 31, 2014, we had investments in property and equipment and capitalized data of $13.4 million and $7.2 million, respectively. Cash used in investing activities for the three months ended March 31, 2013 was primarily due to investments in property and equipment and capitalized data of $18.1 million and $9.5 million, respectively, and purchase of investments of $2.4 million; partially offset by proceeds of $2.3 million from the sale of a discontinued operation.

Financing Activities. Net cash provided by financing activities was approximately $658.0 million for the three months ended March 31, 2014, which was primarily comprised proceeds from debt issuance of $689.6 million, partially offset by repayment of long-term debt of $5.2 million, debt issuance costs of $14.0 million, share repurchases of $6.9 million and net settlement from stock-based compensation related transactions of $5.6 million. Net cash used in financing activities was $79.6 million for the three months ended March 31, 2013, which was primarily comprised of repayment of long-term debt of $4.4 million and share repurchases of $75.7 million, partially offset by net proceeds from stock-based compensation related transactions of $0.5 million.

Financing and Financing Capacity

At March 31, 2014, we had total debt outstanding of $1,524.5 million, compared to $839.9 million at December 31, 2013. Our significant debt instruments and borrowing capacity are described below.

Senior Notes

On May 20, 2011, we issued $400.0 million aggregate principal amount of 7.25% senior notes due June 1, 2021 (the "Notes"). The Notes are guaranteed on a senior unsecured basis by each of the Company's existing and future direct and indirect subsidiaries that guarantee the Company's Credit Agreement (as defined below). Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2011.

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

The indenture governing the Notes contains restrictive covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from restricted subsidiaries, create liens on certain properties and assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates and designate the Company's subsidiaries as unrestricted subsidiaries. At March 31, 2014, we were in compliance with the covenants under the indenture governing the Notes.

If we have a significant increase in our outstanding debt or if our earnings before interest, taxes, depreciation and amortization ("EBITDA") decreases significantly, we may be unable to incur additional amounts of indebtedness, and the holders of the Notes may be unwilling to permit us to amend the restrictive covenants to provide additional flexibility. In addition, the indenture contains a financial covenant for the incurrence of additional indebtedness that requires that the interest coverage ratio be at least 2:00 to 1:00 on a pro forma basis after giving effect to any new indebtedness. There are carve-outs that permit us to incur certain indebtedness notwithstanding satisfaction of this ratio, but they are limited. Based on our EBITDA and interest charges as of March 31, 2014, we would be able to incur additional indebtedness without breaching the limitation on indebtedness covenant contained in the indenture.

Credit Agreement

On March 25, 2014, we entered into a senior secured credit facility (the "Credit Agreement") with Bank of America, N.A. as administrative agent and other financial institutions, which replaced our previous senior secured credit facility that was entered into on May 23, 2011 (the “Terminated Credit Agreement”). The Credit Agreement provides for a $850.0 million five-year term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility"). The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $500.0 million in the aggregate.

The obligations under the Credit Agreement are senior secured obligations of the Company and the guarantors. The loans under the Credit Agreement bear interest at LIBOR plus a spread ranging from 1.25% to 2.50%. The Credit Agreement also requires the Company to pay a commitment fee for the unused portion of the Revolving Facility, which will be a minimum of 0.30% and a maximum of 0.50%, depending on the Company's leverage ratio.

The Credit Agreement provides that loans under the Term Facility shall be repaid in equal quarterly installments, commencing on June 30, 2014 and continuing on each three-month anniversary thereafter until and including March 31, 2016 in an amount equal to $10.6 million on each repayment date from June 30, 2014 through March 31, 2016, $21.3 million on each repayment date from June 30, 2016 through March 31, 2017 and $31.9 million on each repayment date from June 30, 2017 through December 31, 2018. The remaining outstanding balance of loans under the Term Facility will be due on March 25, 2019.

The Credit Agreement contains customary financial maintenance covenants, including a (i) maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 4.25 to 1.00 (stepping down to 4.00 to 1.00 starting in the second quarter of 2014, with a further step down to 3.50 to 1.00 starting in the second quarter of 2015); and (ii) a minimum interest coverage ratio of at least 3.00 to 1.00.

The Credit Agreement also contains restrictive covenants that limit, among other things, the ability of the Company and its subsidiaries, to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from subsidiaries, enter into sale-leaseback transactions, amend the terms of certain other indebtedness, create liens on certain assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates.

At March 31, 2014, we had additional borrowing capacity under the Revolving Facility of $335.0 million, and were in compliance with the financial and restrictive covenants of the Credit Agreement. However, if we have a significant increase in our outstanding debt or if our EBITDA decreases significantly, we may be unable to incur additional indebtedness, and the lenders under the Credit Agreement may be unwilling to permit us to amend the financial or restrictive covenants described above to provide additional flexibility.

Debt Issuance Costs

In connection with entering into the Credit Agreement, we incurred approximately $14.0 million of debt issuance costs of which $0.3 million was recorded as interest expense in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2014. We capitalized the remaining $13.7 million of debt issuance cost, within other assets in the accompanying condensed consolidated balance sheet, and will amortize these costs over the term of the Credit Agreement. As of March 31, 2014, we had unamortized costs of $5.4 million related to previously recorded debt issuance costs, which will amortize over the term of the Credit Agreement. In connection with entering into the Credit Agreement, during the three months ended March 31, 2014, we wrote-off $0.6 million of unamortized debt issuance costs.

Interest Rate Swaps

In March 2014, the amortizing interest rate swap transactions ("Swaps") previously entered in June 2011 were terminated with a realized loss of $4.1 million for the three months ended March 31, 2014 upon full repayment of the underlying debt associated with the Terminated Credit Agreement.

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

We strive to pursue a balanced approach to capital allocation and will consider the repurchase of common shares, the retirement of outstanding debt, and reinvestment in our businesses, including acquisitions, on an opportunistic basis.

In February 2014, we announced our plan to repurchase at least 3.0 million shares of our common stock during 2014 under an existing Board of Directors authorization. During the three months ending March 31, 2014, we repurchased approximately 0.2 million shares of our common stock for $6.9 million including commission costs.

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

Critical Accounting Policies and Estimates

For additional information with respect to the Company's critical accounting policies which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as amended. Management believes that at March 31, 2014, there had been no material changes to this information.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our primary exposure to market risk relates to interest-rate risk associated with certain financial instruments. Although we monitor our risk associated with fluctuations in interest rates, we do not currently use derivative financial instruments on any material scale to hedge these risks. Until March 2014, we had an outstanding interest rate swap that we entered into in June 2011, which partially converted the interest rate exposure of our floating rate debt from variable to fixed rate. In connection with our full repayment of the underlying debt associated with the Terminated Credit Facility in March 2014, our interest rate swap agreement terminated.

As of March 31, 2014, we had approximately $1.5 billion in long-term debt outstanding, of which approximately $1.1 billion was variable-interest-rate debt. A hypothetical 1% increase or decrease in interest rates could result in an approximately $2.7 million change to interest expense on a quarterly basis.

We are also subject to equity price risk related to our equity securities portfolio. At March 31, 2014, we had equity securities with a cost and fair value of $22.3 million.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item  1.  Legal Proceedings.

For a description of our legal proceedings, see Note 12 – Litigation and Regulatory Contingencies of our condensed consolidated financial statements, which is incorporated by reference in response to this item.

Item  1A.  Risk Factors.

A restated description of the risk factors associated with our business is set forth below. This description supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as amended. The risks discussed below are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

In addition, our businesses are subject to an increasing degree of compliance oversight by regulators and by our customers. Specifically, the Consumer Financial Protection Bureau ("CFPB") has authority to write rules affecting the business of credit reporting agencies and also to supervise, conduct examinations of, and enforce compliance as to federal consumer financial protection laws and regulations with respect to certain “non-depository covered persons” determined by the CFPB to be “larger participants” that offer consumer financial products and services. Two of our credit businesses - CoreLogic Credco and Teletrack - are subject to the CFPB non-bank supervision program. The CFPB and the prudential financial institution regulators such as the Office of the Comptroller of the Currency ("OCC") also have the authority to examine us in our role as a service provider to large financial institutions, although it is yet unclear how broadly they will apply this authority going forward. In addition, several of our largest bank customers are subject to consent orders with the OCC and/or are parties to the National Mortgage Settlement, both of which require them to exercise greater oversight and perform more rigorous audits of their key vendors such as us.

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

System interruptions may impair the delivery of our products and services, resulting in a loss of customers and a corresponding loss in revenue. In August 2012, as part of our TTI, we entered into an agreement to outsource our technology infrastructure management services, including the hosting of our data centers, to Dell Marketing, L.P. ("Dell"). Although we expect the TTI will ultimately provide new functionality, increased performance and a reduction in application management and development costs, the project is complex and longer-term in nature and we cannot be sure that we will be successful in achieving our technology and cost-savings objectives on the timeframe we set forth, or at all. In addition, we depend heavily upon the computer systems and our existing technology infrastructure located in our data centers, which we expect will be moved under the Dell arrangement to Dell's data center(s) progressively over the next couple of years. Certain systems interruptions or events beyond our control could interrupt or terminate the delivery of our products and services to our customers. These interruptions also may interfere with our suppliers' ability to provide necessary data to us and our employees' ability to attend to work and perform their responsibilities. Any of these possible outcomes could result in a loss of customers or a loss in revenue, which could have an adverse effect on our business or operations.

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

We are party to several joint ventures (“National Joint Ventures”) that provide products used in connection with loan originations, including title insurance, appraisal services and other settlement services. In our National Joint Ventures with some of our largest customers, we share control of the management of the operations of the joint venture with the other partner. As a result, we cannot solely dictate the ventures' business strategy, operations or dividend policies without the cooperation of the respective partners. Our National Joint Ventures are impacted by many of the same regulatory and economic factors that affect our business. A decrease in earnings and dividends derived from these joint ventures could have a negative impact on our earnings and cash flow. In addition, our joint venture partners could decide to exit the joint venture or otherwise terminate the operations at their discretion, which could have a material adverse effect on our business and results of operations.

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

Our ten largest customers generated 28.3% of our operating revenues for the three months ended March 31, 2014. These customers face continued pressure in the current economic and regulatory climate. Many of our relationships with these customers are long-standing and are important to our future operating results, but there is no guarantee that we will be able to retain or renew existing agreements or maintain our relationships on acceptable terms or at all. Deterioration in or termination of any of these relationships, including through mergers or consolidations among our customers, could significantly reduce our revenue and could adversely affect our business, financial condition and results of operations. In addition, certain of our businesses, including our AMPS business segment, have higher customer concentration than our company as a whole. As a result, these businesses may be disproportionately affected by declining revenue from, or loss of, a significant customer.

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

We have acquired and expect to continue to acquire, on an opportunistic basis, companies, businesses, products and services. These activities may increase our expenses, and the expected benefits, synergies and growth from these initiatives may not materialize as planned. In addition, we may have difficulty integrating our completed or any future acquisitions into our operations, including implementing at the acquired companies controls, procedures and policies in line with our controls, procedures or policies. If we fail to properly integrate acquired businesses, products, technologies and personnel, it could impair relationships with employees, customers and strategic partners, distract management attention from our core businesses, result in control failures and otherwise disrupt our ongoing business and harm our results of operations. We also may not be able to retain key management and other critical employees after an acquisition. In addition, although part of our business strategy may include growth through strategic acquisitions, we may not be able to identify suitable acquisition candidates, obtain the capital necessary to pursue acquisitions or complete acquisitions on satisfactory terms.

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

Over the last few years, we have outsourced various business process and information technology services to third parties, including the outsourcing arrangements we entered into with a subsidiary of Cognizant Technology Solutions and the technology infrastructure management services agreement we entered into with Dell. Although we have service-level arrangements with our providers, we do not ultimately control their performance, which may make our operations vulnerable to their performance failures. In addition, the failure to adequately monitor and regulate the performance of our third-party vendors could subject us to additional risk. Reliance on third parties also makes us vulnerable to changes in the vendors' business, financial condition and other matters outside of our control, including their violations of laws or regulations which could increase our exposure to liability or otherwise increase the costs associated with the operation of our business. The failure of our outsourcing partners to perform as expected or as contractually required could result in significant disruptions and costs to our operations and to the services we provide to our customers, which could materially and adversely affect our business, customer relationships, financial condition, operating results and cash flow.

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

As of March 31, 2014, our total debt was approximately $1.5 billion, and we have unused commitments of approximately $335.0 million under our credit facilities.

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

Our growth strategies, including revenue growth and margin expansion, depend in part on maintaining our competitive advantage with current solutions in new and existing markets, as well as our ability to develop new technologies and solutions to serve such markets. There can be no assurance that we will be able to compete successfully in new markets or continue to compete effectively in our existing markets. If we fail to introduce new technologies or solutions effectively or on a timely basis, or if we are not successful in introducing or obtaining regulatory or market acceptance for new solutions, we may lose market share and our results of operations or cash flows could be adversely affected.

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

21.
If certain transactions, including internal transactions, undertaken in anticipation of the Separation are determined to be taxable for U.S. federal income tax purposes, we, our stockholders that are subject to U.S. federal income tax and FAFC will incur significant U.S. federal income tax liabilities.

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

Moreover, the Tax Sharing Agreement generally provides that each party thereto is responsible for any taxes imposed on the other party as a result of the failure of the distribution to qualify as a tax-free transaction under the Code if such failure is attributable to post-Separation actions taken by or in respect of the responsible party or its stockholders, regardless of when the actions occur after the Separation, and the other party consents to such actions or such party obtains a favorable letter ruling or opinion of tax counsel as described above.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2014, we did not issue any unregistered common shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table describes purchases by us of shares of our common stock which settled during each period set forth in the table below. Prices in column (a) include commissions. Purchases described in column (b) were made pursuant to our stock repurchase plan. In December 2013, the Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $350.0 million. As of March 31, 2014, we had $299.9 million value of shares that may yet be purchased under the plans or programs. The stock repurchase plan has no expiration date.

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

Issuer Purchases of Equity Securities

		(a)	(b)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 to January 31, 2014	—		—	$306,779,126
February 1 to February 28, 2014	—		—	$306,779,126
March 1 to March 31, 2014	216,224	$31.68	216,224	$299,929,150
Total	216,224	$31.68	216,224

Item 3.  Defaults upon Senior Securities. None.

Item 4.  Mine Safety Disclosures. Not applicable.

Item  5.  Other Information. None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Anand Nallathambi
Anand Nallathambi
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Frank D. Martell
Frank D. Martell
Chief Financial Officer
(Principal Financial Officer)
Date:	April 29, 2014

EXHIBIT INDEX

Exhibit Number	Description
2.1
Purchase and Sale Agreement by and among CoreLogic Acquisition Co. I, LLC, CoreLogic Acquisition Co. II, LLC, CoreLogic Acquisition Co. III, LLC, Property Data Holdings, Ltd., DataQuick Lending Solutions, Inc., Decision Insight Information Group S.à r.l., and solely with respect to, and as specified in, Sections 2.5, 2.7, 2.10(f), 5.7, 5.18, 5.21, 8.2(b), 8.7(b), and 9.15 of the Purchase and Sale Agreement, CoreLogic Solutions, LLC, and solely with respect to, and as specified in, Sections 5.4 and 5.7 of the Purchase and Sale Agreement, Property Data Holdings, L.P. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K as filed with the SEC on July 5, 2013)*+

3.1
Amended and Restated Certificate of Incorporation of CoreLogic, Inc., dated May 28, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 1, 2010).

3.2	Amended and Restated Bylaws of CoreLogic, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 5, 2014).

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 ✓

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 ✓

101	Extensible Business Reporting Language (XBRL)✓

✓	Included in this filing
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