Form 10-Q
period 2014-06-30
CORELOGIC, INC.
filed 2014-07-25
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

On July 21, 2014 there were 91,138,779 shares of common stock outstanding.

CoreLogic, Inc.
INFORMATION INCLUDED IN REPORT

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.
CoreLogic, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par value)	June 30,	December 31,
Assets	2014	2013
Current assets:
Cash and cash equivalents	$140,909	$134,741
Marketable securities	22,299	22,220
Accounts receivable (less allowance for doubtful accounts of $11,912 and $12,930 as of June 30, 2014 and December 31, 2013, respectively)	197,662	196,282
Prepaid expenses and other current assets	50,861	50,674
Income tax receivable	—	13,516
Deferred income tax assets, current	88,995	86,158
Assets of discontinued operations	132,246	138,023
Total current assets	632,972	641,614
Property and equipment, net	372,846	195,645
Goodwill, net	1,774,013	1,390,674
Other intangible assets, net	297,039	175,808
Capitalized data and database costs, net	341,563	330,188
Investment in affiliates, net	103,346	95,343
Restricted cash	12,544	12,050
Other assets	164,445	162,033
Total assets	$3,698,768	$3,003,355
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$160,652	$154,526
Accrued salaries and benefits	74,184	101,715
Income taxes payable	35,000	—
Deferred revenue, current	252,093	223,323
Current portion of long-term debt	33,339	28,154
Liabilities of discontinued operations	42,358	30,309
Total current liabilities	597,626	538,027
Long-term debt, net of current	1,440,262	811,776
Deferred revenue, net of current	362,444	377,086
Deferred income tax liabilities, long term	103,184	74,308
Other liabilities	134,481	147,583
Total liabilities	2,637,997	1,948,780

Redeemable noncontrolling interests	10,669	10,202

Equity:
CoreLogic stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 91,133 and 91,254 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	645,338	672,165
Retained earnings	439,020	425,796
Accumulated other comprehensive loss	(34,257)	(53,589)
Total equity	1,050,102	1,044,373
Total liabilities and equity	$3,698,768	$3,003,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Operating revenues	$349,421	$348,201	$659,838	$679,501
Cost of services (excluding depreciation and amortization shown below)	182,222	168,060	359,603	335,689
Selling, general and administrative expenses	89,763	98,476	179,709	180,667
Depreciation and amortization	35,333	34,154	64,772	68,295
Total operating expenses	307,318	300,690	604,084	584,651
Operating income	42,103	47,511	55,754	94,850
Interest expense:
Interest income	1,041	685	2,213	1,409
Interest expense	17,321	12,438	34,149	24,814
Total interest expense, net	(16,280)	(11,753)	(31,936)	(23,405)
Gain on investments and other, net	6,992	393	2,642	1,734
Income from continuing operations before equity in earnings of affiliates and income taxes	32,815	36,151	26,460	73,179
Provision for income taxes	11,305	13,529	10,942	27,751
Income from continuing operations before equity in earnings of affiliates	21,510	22,622	15,518	45,428
Equity in earnings of affiliates, net of tax	3,874	9,347	6,257	18,132
Net income from continuing operations	25,384	31,969	21,775	63,560
(Loss)/income from discontinued operations, net of tax	(9,165)	11,581	(8,082)	15,277
Loss from sale of discontinued operations, net of tax	—	—	—	(1,744)
Net income	16,219	43,550	13,693	77,093
Less: Net income/(loss) attributable to noncontrolling interests	230	—	495	(26)
Net income attributable to CoreLogic	$15,989	$43,550	$13,198	$77,119
Amounts attributable to CoreLogic stockholders:
Net income from continuing operations	$25,154	$31,969	$21,280	$63,586
(Loss)/income from discontinued operations, net of tax	(9,165)	11,581	(8,082)	15,277
Loss from sale of discontinued operations, net of tax	—	—	—	(1,744)
Net income attributable to CoreLogic	$15,989	$43,550	$13,198	$77,119
Basic income/(loss) per share:
Net income from continuing operations	$0.27	$0.33	$0.23	$0.66
(Loss)/income from discontinued operations, net of tax	(0.10)	0.12	(0.09)	0.16
Loss from sale of discontinued operations, net of tax	—	—	—	(0.02)
Net income attributable to CoreLogic	$0.17	$0.45	$0.14	$0.80
Diluted income/(loss) per share:
Net income from continuing operations	$0.27	$0.33	$0.23	$0.65
(Loss)/income from discontinued operations, net of tax	(0.10)	0.12	(0.09)	0.16
Loss from sale of discontinued operations, net of tax	—	—	—	(0.02)
Net income attributable to CoreLogic	$0.17	$0.45	$0.14	$0.79
Weighted-average common shares outstanding:
Basic	91,750	95,516	91,591	96,315
Diluted	93,062	97,180	93,235	98,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Net income	$16,219	$43,550	$13,693	$77,093
Other comprehensive income:
Market value adjustments to marketable securities, net of tax	(22)	345	49	162
Market value adjustments on interest rate swap, net of tax	(612)	694	(684)	1,248
Reclassification adjustment for loss on terminated interest rate swap included in net income	—	—	2,555	—
Foreign currency translation adjustments	7,041	(39,000)	17,541	(39,934)
Supplemental benefit plans adjustments, net of tax	(65)	28	(129)	52
Total other comprehensive income/(loss)	6,342	(37,933)	19,332	(38,472)
Comprehensive income	22,561	5,617	33,025	38,621
Less: Comprehensive income/(loss) attributable to the noncontrolling interests	230	—	495	(26)
Comprehensive income attributable to CoreLogic	$22,331	$5,617	$32,530	$38,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$13,693	$77,093
Less: (Loss)/income from discontinued operations, net of tax	(8,082)	15,277
Less: Loss from sale of discontinued operations, net of tax	—	(1,744)
Net income from continuing operations	21,775	63,560
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	64,772	68,295
Provision for bad debt and claim losses	6,958	8,469
Share-based compensation	15,504	16,711
Excess tax benefit related to stock options	(6,275)	(2,652)
Equity in earnings of affiliates, net of taxes	(6,257)	(18,132)
Gain on sale of property and equipment	(24)	—
Loss on early extinguishment of debt	763	—
Deferred income tax	3,603	3,737
Gain on investments and other, net	(2,642)	(1,734)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,681	(11,324)
Prepaid expenses and other current assets	1,916	(1,463)
Accounts payable and accrued expenses	(27,884)	(32,863)
Deferred revenue	(12,956)	26,014
Income taxes	44,723	11,878
Dividends received from investments in affiliates	26,052	23,868
Other assets and other liabilities	(14,235)	(19,624)
Net cash provided by operating activities - continuing operations	125,474	134,740
Net cash provided by operating activities - discontinued operations	10,059	30,458
Total cash provided by operating activities	$135,533	$165,198
Cash flows from investing activities:
Purchases of capitalized data and other intangible assets	$(16,533)	$(18,928)
Purchases of property and equipment	(26,296)	(34,410)
Cash paid for acquisitions, net of cash acquired	(670,036)	(6,852)
Purchases of investments	—	(2,351)
Cash received from sale of discontinued operations	—	2,263
Proceeds from sale of property and equipment	36	—
Change in restricted cash	(494)	2,093
Net cash used in investing activities - continuing operations	(713,323)	(58,185)
Net cash used in investing activities - discontinued operations	—	(253)
Total cash used in investing activities	$(713,323)	$(58,438)
Cash flows from financing activities:
Proceeds from long-term debt	$690,017	$551
Debt issuance costs	(14,042)	—
Repayment of long-term debt	(56,550)	(4,423)
Proceeds from issuance of stock related to stock options and employee benefit plans	4,440	7,119
Minimum tax withholding paid on behalf of employees for restricted stock units	(15,034)	(6,680)
Shares repurchased and retired	(32,041)	(75,676)
Excess tax benefit related to stock options	6,275	2,652
Net cash provided by/(used in) financing activities - continuing operations	583,065	(76,457)
Net cash provided by financing activities - discontinued operations	—	—
Total cash provided by/(used in) financing activities	$583,065	$(76,457)
Effect of exchange rate on cash	903	(2,574)
Net increase in cash and cash equivalents	6,178	27,729
Cash and cash equivalents at beginning of period	134,741	151,986
Less: Change in cash and cash equivalents - discontinued operations	10,059	30,205
Plus: Cash swept from discontinued operations	10,049	28,471
Cash and cash equivalents at end of period	$140,909	$177,981

Supplemental disclosures of cash flow information:
Cash paid for interest	$29,398	$23,326
Cash paid for income taxes	$3,067	$37,935
Cash refunds from income taxes	$27,110	$13,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Equity
(unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2013	91,254	$1	$672,165	$425,796	$(53,589)	$1,044,373
Net income	—	—	—	13,198	—	13,198
Shares issued in connection with share-based compensation	944	—	4,440	—	—	4,440
Tax withholdings related to net share settlements of restricted stock units	—	—	(15,034)	—	—	(15,034)
Share-based compensation	—	—	15,808	—	—	15,808
Shares repurchased and retired	(1,065)	—	(32,041)	—	—	(32,041)
Adjustment to redeemable noncontrolling interest to redemption value	—	—	—	26	—	26
Other comprehensive loss	—	—	—	—	19,332	19,332
Balance as of June 30, 2014	91,133	$1	$645,338	$439,020	$(34,257)	$1,050,102

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

Out-of-Period Adjustment

During the second quarter of 2014, we identified an error which understated the year-end 2013 Asset Management and Processing Solutions ("AMPS") goodwill impairment charge by $3.3 million, net of tax, reflected within discontinued operations. We recorded an out-of-period adjustment to correct the error during the three months ended June 30, 2014, and reduced basic and diluted net income per share by $0.04 for both the three and six months ended June 30, 2014. This adjustment had no impact on net income and net income per share from continuing operations. We assessed the materiality of this error in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108, and concluded the error was not material to the results of operations or financial condition for the prior annual or interim periods and the correction is not expected to be material to the full year results for fiscal year 2014.

Comprehensive Income

Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners. Specifically, foreign currency translation adjustments, amounts related to supplemental benefit plans, unrealized gains and losses on interest rate swap transactions and unrealized gains and losses on investment are recorded in other comprehensive income.

The following table shows the components of accumulated other comprehensive loss, net of taxes as of June 30, 2014 and December 31, 2013:

	2014	2013
Cumulative foreign currency translation	$(33,244)	$(50,787)
Cumulative supplemental benefit plans	(697)	(568)
Net unrecognized losses on interest rate swap	(612)	(2,482)
Net unrealized gains on marketable securities	296	248
Accumulated other comprehensive loss	$(34,257)	$(53,589)

Escrow Administration Arrangements

We administer escrow deposits as a service to our customers in connection with our tax services business. These deposits are maintained in segregated accounts for the benefit of our customers. Escrow deposits totaled $1.0 billion as of June 30, 2014 and $317.2 million as of December 31, 2013. Because these deposits are held on behalf of our customers, they are not our funds and, therefore, are not included in the accompanying consolidated balance sheets.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance related to stock compensation. The amendment requires that a performance target that affects vesting and that could be achieved after the requisite period, be treated as a performance condition. The updated guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued updated guidance on revenue recognition in order to 1) remove inconsistencies in revenue requirements, 2) provide a better framework for addressing revenue issues, 3) improve comparability across entities, industries, etc., 4) provide more useful information through improved disclosures, and 5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. Under the amendment, an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting treatment for the incremental costs of obtaining a contract, which would not have been incurred had the contract not been obtained. Further, an entity is required to disclose sufficient information to enable the user of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows from contracts with customers. The updated guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In April 2014, the FASB issued updated guidance on reporting discontinued operations and disclosures of disposals of components of an entity. Under the amendment only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. Additionally, the elimination of the component's operations, cash flows and significant continuing involvement conditions have been removed. Further, an equity method investment could be reported as discontinued operations. The updated guidance is effective prospectively for all disposals or classifications as held for sale that occur within annual periods beginning after December 15, 2014. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Note 2 – Investment in Affiliates, net

Investments in affiliates are accounted for under the equity method of accounting as we are deemed to have significant influence over the affiliate but do not control or have a majority voting interest in the affiliate. Investments are carried at the cost of acquisition, including subsequent capital contributions and loans from us, plus our equity in undistributed earnings or losses since inception of the investment. We recorded equity in earnings of affiliates, net of tax of $3.9 million and $9.3 million for the three months ended June 30, 2014 and 2013, respectively, and $6.3 million and $18.1 million for the six months ended June 30, 2014 and 2013, respectively. We recorded income tax expense on these earnings of $2.4 million and $5.8 million for the three months ended June 30, 2014 and 2013, respectively, and $3.9 million and $11.2 million for the six months ended June 30, 2014 and 2013, respectively.

One of our subsidiaries owns a 50.1% interest in RELS LLC ("RELS"), a provider of appraisals and appraisal management services used in connection with mortgage loan originations. This investment in affiliate contributed 83.8% and 74.2% of our total equity in earnings of affiliates, net of tax, for the three months ended June 30, 2014 and 2013, respectively, and 84.9% and 74.2% for the six months ended June 30, 2014 and 2013.

The following summarized financial information for this investment (assuming 100% ownership interest), has been revised to correct an error in the financial statements prepared by RELS related to the presentation of expenses and other from a net basis to a gross basis for certain costs. The effect of the change is an increase to previously reported revenue and an increase to previously reported expenses and other of $1.8 million for the six months ended June 30, 2013. There is no net income impact and therefore no impact on the total equity in earnings of affiliates recorded by the Company for this investment.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Statements of income
Total revenues	$60,978	$117,273	$108,501	$210,456
Expenses and other	50,526	94,205	91,334	166,976
Net income attributable to RELS LLC	$10,452	$23,068	$17,167	$43,480
CoreLogic equity in earnings of affiliate, pre-tax	$5,236	$11,557	$8,601	$21,783

In March 2014, we acquired certain equity interests, assets and intellectual property; which we collectively refer to as "MSB/DataQuick." See Note 13 - Acquisitions for additional information. The acquisition included a 29.4% interest in Symbility Solutions Inc. ("Symbility"). In connection with the purchase price allocation, we preliminarily recorded $18.3 million to reflect our basis in Symbility. The purchase allocation included $11.3 million of basis difference between the purchase price and our interest in the net assets of Symbility, which is comprised of an indefinite-lived component of $2.0 million and a finite-lived component of $9.4 million with an estimated weighted-average life of 15 years.

See Note 10 - Fair Value of Financial Instruments for further discussion on investment in affiliates, net, measured at fair value on a nonrecurring basis.

Note 3 – Marketable Securities

Our marketable securities consist primarily of investments in preferred stock of $22.3 million and $22.2 million as of June 30, 2014 and December 31, 2013, respectively. We classify our marketable securities as available-for-sale and carry them at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive income. There were no gains or losses recognized on sales of marketable securities for the three and six months ended June 30, 2014 and 2013.

Note 4 - Property and Equipment, Net

Property and equipment, net as of June 30, 2014 and December 31, 2013 consists of the following:

(in thousands)	2014	2013
Land	$4,000	$4,000
Buildings	11,010	10,780
Furniture and equipment	100,707	88,794
Capitalized software	668,737	481,662
Leasehold improvements	51,079	50,001
	835,533	635,237
Less accumulated depreciation	(462,687)	(439,592)
Property and equipment, net	$372,846	$195,645

Depreciation expense for property and equipment was approximately $17.1 million and $18.0 million for the three months ended June 30, 2014 and 2013, respectively, and $30.9 million and $36.3 million for the six months ended June 30, 2014 and 2013. See Note 10 - Fair Value of Financial Instruments for further discussion on property and equipment, net measured at fair value on a nonrecurring basis.

Note 5 – Goodwill, net

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by reporting unit, for the six months ended June 30, 2014, is as follows:

(in thousands)	D&A	TPS	Consolidated
Balance as of January 1, 2014
Goodwill	$689,442	$708,757	$1,398,199
Accumulated impairment losses	(600)	(6,925)	(7,525)
Goodwill, net	688,842	701,832	1,390,674
Acquisitions	340,294	30,092	370,386
Translation adjustments	10,237	—	10,237
Other	2,716	—	2,716
Balance as of June 30, 2014
Goodwill, net	$1,042,089	$731,924	$1,774,013

In connection with our acquisition of MSB/DataQuick, we preliminarily recorded $333.9 million of goodwill within our Data & Analytics ("D&A") reporting unit and $30.1 million of goodwill within our Technology and Processing Solutions ("TPS") reporting unit for the six months ended June 30, 2014. Further, for the six months ended June 30, 2014, we recorded $2.3 million of goodwill in connection with our acquisition of Terralink International Limited ("Terralink") and preliminarily recorded $4.1 million of goodwill in connection with acquisitions that were not significant, all of which were within our D&A reporting unit. See Note 13 - Acquisitions for additional information.

Note 6 – Other Intangible Assets, net

Other intangible assets consist of the following:

	June 30, 2014			December 31, 2013
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$391,728	$(177,287)	$214,441	$315,639	$(162,278)	$153,361
Non-compete agreements	9,349	(7,031)	2,318	9,150	(6,659)	2,491
Trade names and licenses	94,826	(14,546)	80,280	31,108	(11,152)	19,956
	$495,903	$(198,864)	$297,039	$355,897	$(180,089)	$175,808

Amortization expense for other intangible assets was $10.0 million and $8.7 million for the three months ended June 30, 2014 and 2013, respectively, and $17.6 million and $17.0 million for the six months ended June 30, 2014 and 2013, respectively.

Estimated amortization expense for other intangible assets anticipated for the next five years is as follows:

(in thousands)
Remainder of 2014	$21,120
2015	40,554
2016	34,479
2017	32,557
2018	31,453
Thereafter	136,876
$297,039

Note 7 – Long-Term Debt

Our long-term debt consists of the following:

	June 30,	December 31,
(in thousands)	2014	2013
Acquisition-related note:
Non-interest bearing acquisition note, $5.0 million installment due March 2016	$4,480	$9,276
Notes:
7.25% senior notes due June 2021	393,000	393,000
5.7% senior debentures due August 2014	825	825
7.55% senior debentures due April 2028	59,645	59,645
Bank debt:
Revolving line of credit borrowings due March 2019, weighted-average interest rate of 2.73% at June 30, 2014	185,000	—
Term loan facility borrowings due March 2019, weighted-average interest rate of 2.07% at June 30, 2014	828,750	—
Revolving line of credit borrowings due May 2016, weighted-average interest rate of 1.9% at December 31, 2013, extinguished in March 2014	—	100,000
Term loan facility borrowings through May 2016, weighted-average interest rate of 2.9% at December 31, 2013, extinguished in March 2014	—	275,625
Other debt:
Various interest rates with maturities through 2017	1,901	1,559
Total long-term debt	1,473,601	839,930
Less current portion of long-term debt	33,339	28,154
Long-term debt, net of current portion	$1,440,262	$811,776

Senior Notes

On May 20, 2011, we issued $400.0 million aggregate principal amount of 7.25% senior notes due 2021 (the "Notes"). The Notes are guaranteed on a senior unsecured basis by each of our existing and future direct and indirect subsidiaries that guarantee our Credit Agreement (defined below). Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is 100% owned and the guarantees of the Notes are joint and several and full and unconditional. The combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the combined consolidating adjustments and eliminations and the consolidated accounts for CoreLogic, Inc. (the "Parent") for the dates and periods indicated are included in Note 17 - Guarantor Subsidiaries. The guarantees are subject to release under certain customary circumstances. The indenture governing the Notes provides that the guarantees may be automatically and unconditionally released only upon the following circumstances: 1) the guarantor is sold or sells all of its assets in compliance with the terms of the indenture; 2) the guarantor is released from its guarantee obligations under the credit agreement; 3) the guarantor is properly designated as an “unrestricted subsidiary;” or 4) the requirements for legal or covenant defeasance or satisfaction and discharge have been satisfied. The maximum potential amounts that could be required to be paid under the guarantees are essentially equal to the outstanding principal and interest under the Notes. There are no significant restrictions on the ability of the Parent or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan. The Notes bear interest at 7.25% per annum and mature on June 1, 2021. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2011. As of June 30, 2014, we were in compliance with all of our covenants under the indenture.

Credit Agreement

On March 25, 2014, we entered into a senior secured credit facility (the "Credit Agreement") with Bank of America, N.A. as administrative agent and other financial institutions, which replaced our previous senior secured credit facility that was entered into on May 23, 2011 (the "Terminated Credit Agreement"). The Credit Agreement provides for an $850.0 million five-year term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility"). The

Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $500.0 million in the aggregate. For the six months ended June 30, 2014, we prepaid $10.6 million of outstanding indebtedness under the Term Facility. This prepayment was applied to the most current portion of the term loan amortization schedule. As of June 30, 2014, we were in compliance with all of our covenants under the Credit Agreement.

As of June 30, 2014 and December 31, 2013, we have recorded $5.2 million and $4.6 million, respectively, of accrued interest expense.

Debt Issuance Costs

In connection with entering into the Credit Agreement, we incurred approximately $14.0 million of debt issuance costs of which $0.5 million was recorded as interest expense in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2014. We capitalized the remaining $13.5 million of debt issuance costs, within other assets in the accompanying condensed consolidated balance sheet, as of June 30, 2014 and will amortize these costs over the term of the Credit Agreement. When we entered into the Credit Agreement, we had unamortized costs of $5.4 million related to previously recorded debt issuance costs, which we will amortize over the term of the Credit Agreement. In connection with entering into the Credit Agreement, during the six months ended June 30, 2014, we wrote-off $0.8 million of unamortized debt issuance costs.

Acquisition-Related Notes

In March 2011, we entered into a settlement services joint venture with Speedy Title & Appraisal Review Services LLC ("STARS"). Our initial investment in STARS was $20.0 million and we also issued a note payable for an additional $15.0 million of consideration, which is non-interest bearing and due in three equal installments. As of June 30, 2014, the discounted balance outstanding under the note was $4.5 million.

Interest Rate Swaps

In May 2014, we entered into an amortizing interest rate swap transactions ("Swaps"). The Swaps become effective on December 31, 2014 and terminate on March 2019. The Swaps are for an initial notional balance of $500.0 million, with a fixed interest rate of 1.57%, and amortize quarterly by $12.5 million through December 31, 2017 and $25.0 million through December 31, 2018, with a notional amount of $250.0 million. Previous Swaps entered in June 2011 were terminated with a realized loss of $4.1 million for the six months ended June 30, 2014 upon full repayment of the underlying debt associated with the Terminated Credit Agreement.

We entered into the Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges resulted in a liability of $1.0 million and $4.0 million at June 30, 2014 and December 31, 2013, respectively, which is included in the accompanying consolidated balance sheets as a component of other liabilities.

Unrealized losses of $0.6 million (net of less than $0.4 million in deferred taxes) and unrealized gains of $0.7 million (net of $0.4 million in deferred taxes) were recognized in other comprehensive income related to the Swaps for the three months ended June 30, 2014 and 2013, respectively. In addition, unrealized losses of $0.7 million (net of less than $0.4 million in deferred taxes) and unrealized gains of $1.2 million (net of $0.8 million in deferred taxes) were recognized in other comprehensive income related to the Swaps for the six months ended June 30, 2014 and 2013, respectively.

Note 8 – Income Taxes

The effective income tax rate, provision or benefit, for income taxes as a percentage of income from continuing operations before equity in earnings of affiliates and income taxes was 34.5% and 37.4% for the three months ended June 30, 2014 and 2013, respectively, and 41.4% and 37.9% for the six months ended June 30, 2014 and 2013, respectively. The change in the effective income tax rates was primarily attributable to foreign rate differentials in jurisdictions with tax rates lower than the U.S. as well as a valuation allowance recorded against certain foreign losses.

Income taxes included in equity in earnings of affiliates were $2.4 million and $5.8 million for the three months ended June 30, 2014 and 2013, respectively, and $3.9 million and $11.2 million for the six months ended June 30, 2014 and 2013, respectively. For the purpose of segment reporting, these amounts are not reflected at the segment level but are recorded within corporate.

For the three and six months ended June 30, 2014, the Company effectively settled its 2007-2010 CoreLogic US, Inc. and Subsidiaries Internal Revenue Service ("IRS") exam, which resulted in a reversal of approximately $0.2 million and $0.5 million, respectively, of unrecognized tax benefits. It is reasonably possible that the amount of the unrecognized benefit with respect to certain unrecognized tax positions could significantly increase or decrease within the next 12 months. These changes may be the result of items such as ongoing audits, competent authority proceedings related to transfer pricing or the expiration of federal and state statutes of limitation for the assessment of taxes. The Company is currently under examination for tax years 2006 through 2011 by the U.S. and various state taxing authorities. The decrease in the Company’s reserves for uncertain tax positions during the current period relates primarily to the settlement of the Company's claim, on behalf of FAFC, for an uncertain tax position on a prior year tax return. The claim is for FAFC losses reported and is subject to indemnification from FAFC under the Tax Sharing Agreement. As of June 30, 2014, the liability was reduced by approximately $29.6 million of which the impact to net income was zero.

Note 9 – Earnings Per Share

The following is a reconciliation of net income per share, using the treasury-stock method:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
(in thousands, except per share amounts)
Numerator for basic and diluted net income/(loss) per share:
Net income from continuing operations	$25,154	$31,969	$21,280	$63,586
(Loss)/income from discontinued operations, net of tax	(9,165)	11,581	(8,082)	15,277
Loss from sale of discontinued operations, net of tax	—	—	—	(1,744)
Net income attributable to CoreLogic	$15,989	$43,550	$13,198	$77,119
Denominator:
Weighted-average shares for basic income per share	91,750	95,516	91,591	96,315
Dilutive effect of stock options and restricted stock units	1,312	1,664	1,644	1,805
Weighted-average shares for diluted income per share	93,062	97,180	93,235	98,120
Income/(loss) per share
Basic:
Net income from continuing operations	$0.27	$0.33	$0.23	$0.66
(Loss)/income from discontinued operations, net of tax	(0.10)	0.12	(0.09)	0.16
Loss from sale of discontinued operations, net of tax	—	—	—	(0.02)
Net income attributable to CoreLogic	$0.17	$0.45	$0.14	$0.80
Diluted:
Net income from continuing operations	$0.27	$0.33	$0.23	$0.65
(Loss)/income from discontinued operations, net of tax	(0.10)	0.12	(0.09)	0.16
Loss from sale of discontinued operations, net of tax	—	—	—	(0.02)
Net income attributable to CoreLogic	$0.17	$0.45	$0.14	$0.79

For the three months ended June 30, 2014 and 2013, 0.7 million and 1.1 million stock options and restricted stock units ("RSUs"), respectively, were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect. For the six months ended June 30, 2014 and 2013, 0.2 million stock options and 1.0 million stock options and RSUs, respectively, were excluded from the weighted average diluted common shares outstanding due to their antidilutive effect.

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

Interest rate swap agreements

The fair value of the interest rate swap agreements were estimated based on market value quotes received from the counter parties to the agreements.

The fair values of our financial instruments as of June 30, 2014 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Fair Value
Financial Assets:
Cash and cash equivalents	$140,909	$—	$140,909
Restricted cash	—	12,544	12,544
Equity securities	22,299	—	22,299
Total Financial Assets	$163,208	$12,544	$175,752

Financial Liabilities:
Total debt	$—	$1,501,733	$1,501,733

Derivatives:
Liability for interest rate swap agreements	$—	$991	$991

The fair values of our financial instruments as of December 31, 2013 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Fair Value
Financial Assets:
Cash and cash equivalents	$134,741	$—	$134,741
Restricted cash	—	12,050	12,050
Equity securities	22,220	—	22,220
Total Financial Assets	$156,961	$12,050	$169,011

Financial Liabilities:
Total debt	$—	$869,232	$869,232

Derivatives:
Liability for interest rate swap agreements	$—	$4,020	$4,020

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of June 30, 2014 and impairment losses for the three and six months ended June 30, 2014:

	As of June 30, 2014
	Fair Value Measurements Using			Impairment Losses
	Level 1	Level 2	Level 3	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Assets of discontinued operations	$—	$—	$93,677	$3,900	$3,900
Property and equipment, net	—	—	—	174	322
Investment in affiliates, net	—	—	—	360	360
	$—	$—	$93,677	$4,434	$4,582

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of June 30, 2013 and impairment losses for the three and six months ended June 30, 2013:

	As of June 30, 2013
	Fair Value Measurements Using			Impairment Losses
	Level 1	Level 2	Level 3	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Assets of discontinued operations	$—	$—	$—	$200	$200
Property and equipment, net	—	—	—	677	1,521
Investment in affiliates, net	—	—	—	1,246	1,246
	$—	$—	$—	$2,123	$2,967

We recorded pre-tax non-cash impairment charges of $3.9 million and $0.2 million for the three and six months ended June 30, 2014 and 2013, respectively, in our assets of discontinued operations. In addition, we recorded non-cash impairment charges of $0.2 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively, and $0.3 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively, in our property and equipment, net primarily related to internally developed software. Finally, we recorded non-cash impairment charges of $0.4 million and $1.2 million for the three and six months ended June 30, 2014 and 2013, respectively, in our investment in affiliates, net due to other than temporary loss in value from the absence of an ability to recover the carrying amount of the investment.

Note 11 – Stock-Based Compensation

We currently issue equity awards under the CoreLogic, Inc. 2011 Performance Incentive Plan (the “Plan”) which was approved by our stockholders at our Annual Meeting held on May 19, 2011. The Plan permits the grant of RSUs, performance-based restricted stock units ("PBRSUs"), stock options, stock appreciation rights, stock bonuses and other forms of awards granted or denominated in our common stock, as well as cash bonus awards. The Plan was adopted, in part, to make an additional 18,000,000 shares of the Company's common stock available for award grants, so we have sufficient authority and flexibility to adequately provide for future incentives. Prior to the approval of the Plan, we issued share-based awards under the CoreLogic, Inc. 2006 Incentive Plan (the “2006 Plan”).

We primarily utilize RSUs, PBRSUs and stock options as our share-based compensation instruments for employees and directors. The fair value of any share-based compensation instrument grant is based on the market value of our shares on the date of grant and is recognized as compensation expense over its vesting period.

Restricted Stock Units

For the six months ended June 30, 2014 and 2013, we awarded 772,238 and 664,116 RSUs, respectively, with an estimated grant date fair value of $23.6 million and $17.2 million, respectively. The RSU awards will vest ratably over three years.

RSU activity for the six months ended June 30, 2014 is as follows:

	Number of	Weighted-Average Grant-Date
(in thousands, except weighted-average fair value prices)	Shares	Fair Value
Unvested RSUs outstanding at December 31, 2013	1,466	$22.13
RSUs granted	772	$30.57
RSUs vested	(592)	$20.47
RSUs forfeited	(64)	$25.11
Unvested RSUs outstanding at June 30, 2014	1,582	$26.75

As of June 30, 2014, there was $30.8 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.2 years. The fair value of RSUs is based on the market value of the Company’s common stock on the date of grant.

Performance-Based Restricted Stock Units

For the six months ended June 30, 2014 and 2013, we awarded 367,558 and 397,443 PBRSUs, respectively, with an estimated grant date fair value of $11.6 million and $10.3 million, respectively. These awards are subject to service-based, performance-based and market-based vesting. The performance period for the majority of PBRSUs awarded during the six months ended June 30, 2014 is from January 1, 2014 to December 31, 2016 and the performance metric is adjusted earnings per share and market-based conditions. Subject to satisfaction of the performance criteria, the 2014 awards will vest on December 31, 2016.

The performance period for the PBRSUs awarded during the six months ended June 30, 2013 is from January 1, 2013 to December 31, 2015 and the performance metric is adjusted earnings per share and market-based conditions. Subject to satisfaction of the performance criteria, the 2013 awards will vest on December 31, 2015. The fair values of the 2014 and 2013 awards were estimated using Monte-Carlo simulation with the following weighted-average assumptions:

	For the Six Months Ended June 30,
	2014	2013

Expected dividend yield	—%	—%
Risk-free interest rate (1)	0.74%	0.39%
Expected volatility (2)	27.88%	29.97%
Average total shareholder return (2)	(0.90)%	13.01%

(1)	The risk-free interest rate for the periods within the contractual term of the PBRSUs is based on the U.S. Treasury yield curve in effect at the time of the grant.

(2)
The expected volatility and average total shareholder return is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

PBRSU activity for the six months ended June 30, 2014, is as follows:

	Number of	Weighted-Average Grant-Date
(in thousands, except weighted-average fair value prices)	Shares	Fair Value
Unvested PBRSUs outstanding at December 31, 2013	1,247	$18.52
PBRSUs granted	368	$31.46
PBRSUs vested	(612)	$16.92
PBRSUs forfeited	(38)	$26.87
Unvested PBRSUs outstanding at June 30, 2014	965	$22.14

As of June 30, 2014, there was $13.0 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 2.2 years. The fair value of PBRSUs is based on the market value of the Company's common stock on the date of grant.

Stock Options

In 2014 and 2013, we issued stock options as incentive compensation for certain key employees. The exercise price of each stock option is the closing market price of our common stock on the date of grant. The majority of the options will vest in three equal annual installments on the first, second and third anniversaries of grant and expire ten years after the grant date. The fair values of these stock options were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

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

For the six months ended June 30, 2014 and 2013, we awarded 290,737 and 415,745 options, respectively, with an estimated fair value of $9.1 million and $10.8 million, respectively. Option activity for the six months ended June 30, 2014 is as follows:

(in thousands, except weighted-average price)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	2,663	$21.12
Options granted	291	$31.46
Options exercised	(118)	$17.88
Options canceled	(29)	$21.62
Options outstanding at June 30, 2014	2,807	$22.32	5.3	$22,930
Options vested and expected to vest at June 30, 2014	2,765	$22.23	5.2	$22,794
Options exercisable at June 30, 2014	2,076	$21.23	4.1	$18,947

As of June 30, 2014, there was $5.6 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 2.1 years.

The intrinsic value of options exercised was $1.5 million and $2.2 million for the six months ended June 30, 2014 and 2013, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

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

The following table sets forth the stock-based compensation expense recognized for the six months ended June 30, 2014 and 2013.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
RSUs	$5,010	$3,834	$10,429	$7,302
PBRSUs	1,503	3,400	2,746	7,188
Stock options	1,116	1,445	2,221	2,128
Employee stock purchase plan	148	112	412	315
	$7,777	$8,791	$15,808	$16,933

The above includes $0.6 million and $0.2 million of stock-based compensation expense within cost of services in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2014 and 2013, respectively, and $0.9 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively. It also includes $0.2 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively, of stock-based compensation expense reported within (loss)/income from discontinued operations in the accompanying condensed consolidated statements of operations.

Note 12 – Litigation and Regulatory Contingencies

We have been named in various lawsuits. Also, we may from time to time be subject to audit or investigation by governmental agencies. Currently, governmental agencies are auditing or investigating certain of our operations.

With respect to matters where we have determined that a loss is both probable and reasonably estimable, we have recorded a liability representing our best estimate of the financial exposure based on known facts. While the ultimate disposition of each such audit, investigation or lawsuit is not yet determinable, we do not believe that the ultimate resolution of these matters, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows. In addition, we do not believe there is a reasonable possibility that a material loss exceeding amounts already accrued may have been incurred. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. We record expenses for legal fees as incurred.

FDIC

On May 9, 2011, the Federal Deposit Insurance Corporation (the “FDIC”), as Receiver of Washington Mutual Bank (“WaMu”), filed a complaint in the United States District Court for the Central District of California (the “Court”) against CoreLogic Valuation Services, LLC (“CVS”), as successor to eAppraiseIT, LLC (“eAppraiseIT”) and several of its current and former affiliates.

The FDIC complaint alleged that eAppraiseIT was grossly negligent and breached its contract with WaMu in the provision of appraisal services in 2006 and 2007 relating to 194 residential mortgage loans. On November 14, 2011, the Court granted the defendants' motion to dismiss the FDIC's gross negligence, alter ego, single business enterprise and joint venture claims, and a portion of the breach of contract claim. On November 30, 2011, the FDIC filed its first amended complaint, alleging only breach of contract claims and naming only CVS and its parent CoreLogic Real Estate Solutions, LLC f/k/a First American Real Estate Solutions, LLC as defendants. The amended complaint sought to recover losses of at least $129.0 million that the FDIC alleges WaMu suffered on loans allegedly related to these appraisal services. On February 6, 2012, the Court granted the defendants' motion to dismiss the FDIC's $16.0 million breach of contract claim related to 26 appraisal services allegedly provided before the effective date of the WaMu - eAppraiseIT Agreement. On February 16, 2012, the FDIC filed a second amended complaint reasserting that claim. On April 25, 2012, the court granted the defendants' motion to dismiss that $16.0 million claim with prejudice. On December 4, 2012, the FDIC filed its third amended complaint further reducing the total number of transactions at issue to 160 and reducing the amount of its purported losses to at least $108.0 million. On June 20, 2013, the court dismissed 14 additional transactions with prejudice pursuant to a stipulation between the parties. As a result, the number of transactions at issue was reduced to 146 and the amount of the FDIC's purported losses was reduced to at least $98.9 million. On May 28, 2014 the parties settled the case with the defendants agreeing to pay a total of $12.0 million; which was recorded within loss from discontinued operations, net of tax for the three months ended June 30, 2014. Following payment of the settlement amount on July 2, 2014, the case was dismissed with prejudice on July 7, 2014.

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

On July 2, 2010, the court denied plaintiff's first motion for class certification. On November 19, 2010, the plaintiffs filed a renewed motion for class certification. On April 25, 2012, the court granted plaintiffs' renewed motion and certified a nationwide class of all persons who, on or after June 1, 2006, received home loans from WaMu in connection with appraisals that were obtained through eAppraiseIT. On July 12, 2012, the Ninth Circuit Court of Appeals declined to review the class certification order. Following discovery, on July 1, 2014 the defendant filed motions for summary judgment and to decertify the class.

CVS, as the successor to eAppraiseIT, is defending against this claim vigorously; however, predicting the outcome of litigation is inherently difficult. While at this time we cannot predict the ultimate outcome of this claim, nor estimate the range of reasonably possible loss were liability to be established, we do not believe that a material adverse outcome is likely.

Separation

Following the spin-off of our financial services businesses into a new, publicly-traded, New York Stock Exchange-listed company called First American Financial Corporation (“FAFC”) in June 2010 (the “Separation”), we are responsible for a portion of FAFC's contingent and other corporate liabilities. In the Separation and Distribution Agreement we entered into in connection with the Separation, we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary. At June 30, 2014, no reserves were considered necessary.

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

Note 13 – Acquisitions

In March 2014, we completed the acquisition of Marshall & Swift/Boeckh ("MSB") and DataQuick Information Systems ("DataQuick"). In addition, we acquired the assets of the credit, flood services and automated valuation model operations of DataQuick Lending Solutions and certain intellectual property assets of Decision Insight Information Group S.à r.l. The total consideration paid in connection with the MSB/DataQuick acquisition was approximately $650.1 million in cash, which was funded through borrowings. The acquisition of MSB/DataQuick significantly expands our footprint in property and casualty insurance and adds scale to our existing property data and analytics business, which is a contributing factor to the recording of goodwill. The operations of MSB's and DataQuick's data licensing and analytics units are reported within our D&A segment and DataQuick's flood zone determination and credit servicing operations are reported within our TPS segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. Any excess of the purchase price over the fair value of identified assets acquired and liabilities assumed is recognized as goodwill. The purchase price allocation is subject to change based on our final determination of fair value. The purchase price allocation is preliminary subject to the finalization of certain tax and working capital matters. The preliminary allocation of the purchase price is as follows:

(in thousands)
Cash and cash equivalents	$36
Accounts receivable	9,227
Prepaid expenses and other current assets	2,047
Deferred income tax assets, current	1,848
Property and equipment	177,311
Goodwill (1)	364,000
Other intangible assets	129,400
Investment in affiliates	18,300
Total assets acquired	$702,169
Accounts payable and accrued expenses	4,151
Income taxes payable	31
Deferred revenue, current	22,403
Deferred revenue, net of current	1,663
Deferred income tax liabilities, long term	23,821
Net assets acquired	$650,100

(1)	Goodwill of $364.0 million includes $133.6 million of deductible basis for tax purposes.

We reported revenues totaling approximately $23.6 million from the MSB/DataQuick acquisition from the acquisition date of March 25, 2014 through June 30, 2014. The financial information in the table below summarizes the combined results of operations of MSB/DataQuick and us on a pro forma basis as though the companies had been combined as of January 1, 2013. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes elimination of intercompany revenue, the impact of fair value adjustments to deferred revenue, amortization expense from acquired intangible assets, adjustments to interest expense and related tax effects.

The pro forma financial information for the three and six months ended June 30, 2014 and 2013 combines our results of operations for the periods presented.

	Pro Forma
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Net revenues	$367,151	$374,417	$699,952	$731,341
Net income	$13,626	$42,577	$22,147	$66,393

In January 2014, we completed our acquisition of Terralink for NZD$14.5 million, or $11.9 million, which is included as a component of our D&A reporting segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservables. We recorded property and equipment of $2.1 million with an estimated average life of 5 years, customer lists of $1.4 million with an estimated average life of 15 years, trade names of $0.2 million with an estimated average life of 12 years, capitalized data and database costs of $6.0 million with an estimated average life of 15 years and goodwill of $2.3 million, which is fully deductible for tax purposes. The business combination did not have a material impact on our consolidated financial statements.

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

For the three and six months ended June 30, 2014, we incurred $1.1 million and $9.7 million, respectively, of acquisition-related costs within selling, general and administrative expenses on our condensed consolidated statements of operations.

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

In September 2013, we acquired an additional 10% interest in Property IQ Ltd. ("PIQ") for NZD$3.3 million, or $2.6 million, resulting in a 60.0% controlling interest. In connection with the acquisition, the seller has the right to sell their remaining noncontrolling shares in PIQ to us (the "put") and we have the right to purchase the remaining noncontrolling interest in PIQ at fair value (the "call"). As the call and put do not represent separate assets or liabilities and the exercise of the put is outside of our control, the noncontrolling interest of NZD$13.2 million, or $10.2 million, was recorded on the date of acquisition as redeemable noncontrolling interest in the accompanying condensed consolidated balance sheet. For the three and six months ended June 30, 2014, we recognized $0.2 million and $0.5 million, respectively, of net income in connection with the redeemable noncontrolling interest.

Note 15 – Discontinued Operations

For the six months ended June 30, 2013, we recorded a $1.7 million loss from the sale of discontinued operations, net, which was primarily related to the sale and exit of a product line within the Asset Management and Processing Solutions ("AMPS") businesses in the prior year.

In December 2013, we concluded the businesses comprising the AMPS segment were not core to our long term strategy and thus we would actively pursue the sale of the AMPS reporting segment. As part of the process of marketing the sale of these businesses, we developed our long-term projections and obtained indicative fair market values from potential participants. The level of indicative values was below the net book value of the businesses being marketed; therefore, we recorded a pre-tax non-cash impairment charge related to goodwill of $51.8 million for the year ended December 31, 2013. During the six months ended June 30, 2014, we identified an error which understated the 2013 goodwill impairment charge by $3.9 million (or $3.3 million, net of tax) reflected within discontinued operations. We recorded the impairment charge in the three months ended June 30, 2014. See Note 1 - Basis of Condensed Consolidated Financial Statements for further discussion. Due to changes in our marketing strategy, we updated our long-term projections and assessed whether events or circumstances occurred that potentially indicate that the carrying amounts of these assets may not be recoverable. The marketing process for AMPS is on-going and there were no indicators of additional impairment as of June 30, 2014. In the future, there could be triggering events that could require future fair value assessments and could lead to additional impairments.

Summarized below are certain assets and liabilities classified as discontinued operations as of June 30, 2014 and December 31, 2013:

(in thousands)	D&A		TPS
As of June 30, 2014	Marketing	Consumer	Appraisal	AMPS	Total
Accounts receivable	$—	$—	$—	$31,704	$31,704
Other current assets	177	149	200	3,121	3,647
Property and equipment, net	—	—	—	2,724	2,724
Goodwill and other identifiable intangible assets, net	—	—	—	93,677	93,677
Other assets	—	—	—	494	494
Total assets	$177	$149	$200	$131,720	$132,246

Accounts payable and accrued expenses	$937	$—	$19,866	$7,643	$28,446
Other liabilities	195	88	558	13,071	13,912
Total liabilities	$1,132	$88	$20,424	$20,714	$42,358

As of December 31, 2013
Accounts receivable	$—	$—	$—	$32,811	$32,811
Other current assets	177	149	200	3,052	3,578
Property and equipment, net	—	—	—	3,594	3,594
Goodwill and other identifiable intangible assets, net	—	—	—	97,577	97,577
Other assets	—	—	—	463	463
Total assets	$177	$149	$200	$137,497	$138,023

Accounts payable and accrued expenses	$676	$—	$3,127	$9,693	$13,496
Other liabilities	259	88	568	15,898	16,813
Total liabilities	$935	$88	$3,695	$25,591	$30,309

Summarized below are the components of our income/(loss) from discontinued operations for three and six months ended June 30, 2014 and 2013:

(in thousands)	D&A		TPS
For the Three Months Ended June 30, 2014	Marketing	Consumer	Appraisal	AMPS	Total
Operating revenue	$—	$—	$—	$48,841	$48,841
(Loss)/income from discontinued operations before income taxes	(640)	—	(17,341)	1,802	(16,179)
Income tax benefit	(245)	—	(6,632)	(137)	(7,014)
(Loss)/income from discontinued operations, net of tax	$(395)	$—	$(10,709)	$1,939	$(9,165)

For the Three Months Ended June 30, 2013
Operating revenue	$—	$—	$—	$78,771	$78,771
(Loss)/income from discontinued operations before income taxes	(507)	—	(1,614)	20,878	18,757
Income tax (benefit)/expense	(194)	—	(617)	7,987	7,176
(Loss)/income from discontinued operations, net of tax	$(313)	$—	$(997)	$12,891	$11,581

	D&A		TPS
For the Six Months Ended June 30, 2014	Marketing	Consumer	Appraisal	AMPS	Total
Operating revenue	$—	$—	$—	$91,633	$91,633
(Loss)/income from discontinued operations before income taxes	(890)	—	(17,941)	4,418	(14,413)
Income tax (benefit)/expense	(340)	—	(6,861)	870	(6,331)
(Loss)/income from discontinued operations, net of tax	$(550)	$—	$(11,080)	$3,548	$(8,082)

For the Six Months Ended June 30, 2013
Operating revenue	$—	$—	$—	$144,639	$144,639
(Loss)/income from discontinued operations before income taxes	(617)	196	(2,762)	28,859	25,676
Income tax (benefit)/expense	(236)	75	(1,058)	11,618	10,399
(Loss)/income from discontinued operations, net of tax	$(381)	$121	$(1,704)	$17,241	$15,277

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

Our D&A segment includes intercompany revenues of $1.1 million and $2.6 million for the three months ended June 30, 2014 and 2013, respectively, and $1.9 million and $6.0 million for the six months ended June 30, 2014 and 2013, respectively. The segment also includes intercompany expenses of $1.6 million and $1.0 million for the three months ended June 30, 2014 and 2013, respectively, and $1.4 million and $2.5 million for the six months ended June 30, 2014 and 2013, respectively.

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

Our TPS segment includes intercompany revenues of $0.8 million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively, and $1.4 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively. The segment also includes intercompany expenses of $1.2 million and $2.3 million for the three months ended June 30, 2014 and 2013, respectively, and $1.9 million and $5.7 million for the six months ended June 30, 2014 and 2013, respectively.

Corporate consists primarily of investment gains and losses, corporate personnel and other expenses associated with our corporate functions and facilities, equity in earnings of affiliates, net of tax, and interest expense.

It is impracticable to disclose revenues from external customers for each product and service offered.

Selected financial information by reportable segment is as follows:

(in thousands)
For the Three Months Ended June 30, 2014	Operating Revenues	Depreciation and Amortization	Operating Income/(Loss)	Equity in (Loss)/Earnings of Affiliates, Net of Tax	Net Income/(Loss) From Continuing Operations	Capital Expenditures
D&A	$174,066	$26,329	$28,849	$(202)	$28,668	$15,427
TPS	177,263	6,065	33,632	6,409	45,980	1,776
Corporate	(61)	2,939	(20,378)	(2,333)	(49,264)	5,014
Eliminations	(1,847)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$349,421	$35,333	$42,103	$3,874	$25,384	$22,217

For the Three Months Ended June 30, 2013
D&A	$153,045	$19,141	$29,880	$546	$30,559	$13,799
TPS	198,509	7,280	50,610	14,415	64,889	3,570
Corporate	179	7,733	(32,979)	(5,614)	(63,479)	8,430
Eliminations	(3,532)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$348,201	$34,154	$47,511	$9,347	$31,969	$25,799

For the Six Months Ended June 30, 2014
Data and analytics	$316,599	$46,866	$45,521	$(215)	$45,305	$28,049
TPS	346,569	12,033	57,359	10,387	73,551	4,430
Corporate	—	5,873	(47,126)	(3,915)	(97,081)	10,350
Eliminations	(3,330)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$659,838	$64,772	$55,754	$6,257	$21,775	$42,829

For the Six Months Ended June 30, 2013
Data and analytics	$298,560	$38,659	$55,135	$1,183	$56,608	$26,959
TPS	388,409	13,983	100,466	27,862	128,061	7,818
Corporate	346	15,653	(60,751)	(10,913)	(121,109)	18,561
Eliminations	(7,814)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$679,501	$68,295	$94,850	$18,132	$63,560	$53,338

(in thousands)	As of	As of
Assets	June 30, 2014	December 31, 2013
D&A	$2,010,314	$1,325,253
TPS	1,156,582	1,139,420
Corporate	5,149,308	4,498,940
Eliminations	(4,749,682)	(4,098,281)
Consolidated (excluding discontinued operations)	$3,566,522	$2,865,332

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

	Condensed Balance Sheet
	As of June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Cash and cash equivalents	$105,726	$5,330	$29,853	$—	$140,909
Accounts receivable	—	169,715	27,947	—	197,662
Other current assets	45,029	245,449	3,923	—	294,401
Property and equipment, net	18,877	323,132	30,837	—	372,846
Goodwill, net	—	1,582,525	191,488	—	1,774,013
Other identifiable intangible assets, net	319	252,395	44,325	—	297,039
Capitalized data and database cost, net	—	251,346	90,217	—	341,563
Investments in affiliates, net	—	103,346	—	—	103,346
Deferred income tax assets, long-term	59,000	—	—	(59,000)	—
Restricted cash	11,034	—	1,510	—	12,544
Investment in subsidiaries	2,275,629	—	—	(2,275,629)	—
Intercompany receivable	87,878	—	—	(87,878)	—
Other assets	128,706	33,049	2,690	—	164,445
Total assets	$2,732,198	$2,966,287	$422,790	$(2,422,507)	$3,698,768

Liabilities and equity:
Current liabilities	$147,944	$400,028	$49,654	$—	$597,626
Long-term debt, net of current	1,434,520	5,742	—	—	1,440,262
Deferred revenue, net of current	—	362,435	9	—	362,444
Deferred income taxes, long term	—	136,723	25,461	(59,000)	103,184
Intercompany payable	—	22,325	65,553	(87,878)	—
Other liabilities	99,632	31,371	3,478	—	134,481
Redeemable noncontrolling interest	—	—	10,669	—	10,669
Total CoreLogic stockholders' equity	1,050,102	2,007,663	267,966	(2,275,629)	1,050,102
Total liabilities and equity	$2,732,198	$2,966,287	$422,790	$(2,422,507)	$3,698,768

	Condensed Balance Sheet
	December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Cash and cash equivalents	$104,632	$—	$30,109	$—	$134,741
Accounts receivable	—	174,518	21,764	—	196,282
Other current assets	57,368	249,680	3,543	—	310,591
Property and equipment, net	20,076	147,951	27,618	—	195,645
Goodwill, net	—	1,228,855	161,819	—	1,390,674
Other identifiable intangible assets, net	348	135,326	40,134	—	175,808
Capitalized data and database cost, net	—	249,472	80,716	—	330,188
Investments in affiliates, net	—	95,343	—	—	95,343
Deferred income tax assets, long-term	58,998	—	—	(58,998)	—
Restricted cash	10,335	306	1,409	—	12,050
Investment in subsidiaries	2,209,926	—	—	(2,209,926)	—
Intercompany receivable	63,647	555,216	9,170	(628,033)	—
Other assets	118,708	41,221	2,104	—	162,033
Total assets	$2,644,038	$2,877,888	$378,386	$(2,896,957)	$3,003,355

Liabilities and equity:
Current liabilities	$107,340	$397,481	$33,206	$—	$538,027
Long-term debt, net of current	806,395	5,381	—	—	811,776
Deferred revenue, net of current	—	377,077	9	—	377,086
Deferred income taxes, long term	—	109,003	24,303	(58,998)	74,308
Intercompany payable	564,386	—	63,647	(628,033)	—
Other liabilities	121,544	22,768	3,271	—	147,583
Redeemable noncontrolling interest	—	—	10,202	—	10,202
Total CoreLogic stockholders' equity	1,044,373	1,966,178	243,748	(2,209,926)	1,044,373
Total liabilities and equity	$2,644,038	$2,877,888	$378,386	$(2,896,957)	$3,003,355

	Condensed Statement of Operations
	For the Three Months Ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$313,713	$35,708	$—	$349,421
Intercompany revenues	—	—	90	(90)	—
Cost of services (exclusive of depreciation and amortization below)	—	167,778	14,383	61	182,222
Selling, general and administrative expenses	13,094	66,718	10,102	(151)	89,763
Depreciation and amortization	1,245	27,393	6,695	—	35,333
Operating (loss)/income	(14,339)	51,824	4,618	—	42,103
Total interest expense, net	(15,724)	(19)	(537)	—	(16,280)
Gain on investments and other, net	976	6,016	—	—	6,992
Provision/(benefit) for income taxes	1,789	18,667	(9,151)	—	11,305
Equity in earnings of affiliates, net of tax	—	3,874	—	—	3,874
Equity in earnings of subsidiary, net of tax	46,865	—	—	(46,865)	—
Net income from continuing operations, net of tax	15,989	43,028	13,232	(46,865)	25,384
Loss from discontinued operations, net of tax	—	(9,165)	—	—	(9,165)
Net income	15,989	33,863	13,232	(46,865)	16,219
Less: Net income attributable to noncontrolling interest	—	—	230	—	230
Net income attributable to CoreLogic	$15,989	$33,863	$13,002	$(46,865)	$15,989

Net income	$15,989	$33,863	$13,232	$(46,865)	$16,219
Total other comprehensive income	6,342	—	7,041	(7,041)	6,342
Less: Comprehensive income attributable to noncontrolling interests	—	—	230	—	230
Comprehensive income attributable to CoreLogic	$22,331	$33,863	$20,043	$(53,906)	$22,331

	Condensed Statement of Operations
	For the Three Months Ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$324,261	$23,940	$—	$348,201
Intercompany revenues	—	—	179	(179)	—
Cost of services (exclusive of depreciation and amortization below)	—	159,348	8,891	(179)	168,060
Selling, general and administrative expenses	20,920	69,081	8,475	—	98,476
Depreciation and amortization	844	27,339	5,971	—	34,154
Operating (loss)/income	(21,764)	68,493	782	—	47,511
Total interest (expense)/income, net	(11,750)	(143)	140	—	(11,753)
Gain on investment and other, net	393	—	—	—	393
(Benefit)/provision for income taxes	(11,942)	25,701	(230)	—	13,529
Equity in earnings of affiliates, net of tax	—	9,123	224	—	9,347
Equity in earnings of subsidiary, net of tax	64,729	—	—	(64,729)	—
Net income/(loss) from continuing operations, net of tax	43,550	51,772	1,376	(64,729)	31,969
Income from discontinued operations, net of tax	—	11,581	—	—	11,581
Net income/(loss) attributable to CoreLogic	$43,550	$63,353	$1,376	$(64,729)	$43,550

Net income/(loss)	$43,550	$63,353	$1,376	$(64,729)	$43,550
Total other comprehensive loss	(37,933)	—	(39,000)	39,000	(37,933)
Comprehensive income/(loss) attributable to CoreLogic	$5,617	$63,353	$(37,624)	$(25,729)	$5,617

	Condensed Statement of Operations
	For the Six Months Ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$592,931	$66,907	$—	$659,838
Intercompany revenues	—	—	293	(293)	—
Cost of services (exclusive of depreciation and amortization below)	—	331,889	27,711	3	359,603
Selling, general and administrative expenses	31,685	129,488	18,832	(296)	179,709
Depreciation and amortization	2,394	49,327	13,051	—	64,772
Operating (loss)/income	(34,079)	82,227	7,606	—	55,754
Total interest expense, net	(30,710)	(112)	(1,114)	—	(31,936)
(Loss)/gain on investments and other, net	(3,014)	5,656	—	—	2,642
(Benefit)/provision for income taxes	(22,891)	28,926	4,907	—	10,942
Equity in earnings of affiliates, net of tax	—	6,257	—	—	6,257
Equity in earnings of subsidiary, net of tax	58,110	—	—	(58,110)	—
Net income from continuing operations, net of tax	13,198	65,102	1,585	(58,110)	21,775
Loss from discontinued operations, net of tax	—	(8,082)	—	—	(8,082)
Net income	13,198	57,020	1,585	(58,110)	13,693
Less: Net income attributable to noncontrolling interest	—	—	495	—	495
Net income attributable to CoreLogic	$13,198	$57,020	$1,090	$(58,110)	$13,198

Net income	$13,198	$57,020	$1,585	$(58,110)	$13,693
Total other comprehensive income	19,332	—	17,541	(17,541)	19,332
Less: Comprehensive income attributable to noncontrolling interests	—	—	495	—	495
Comprehensive income attributable to CoreLogic	$32,530	$57,020	$18,631	$(75,651)	$32,530

	Condensed Statement of Operations
	For the Six Months Ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$632,596	$46,905	$—	$679,501
Intercompany revenues	—	—	346	(346)	—
Cost of services (exclusive of depreciation and amortization below)	—	317,554	18,481	(346)	335,689
Selling, general and administrative expenses	37,452	126,643	16,572	—	180,667
Depreciation and amortization	1,694	54,860	11,741	—	68,295
Operating (loss)/income	(39,146)	133,539	457	—	94,850
Total interest (expense)/income, net	(23,448)	(264)	307	—	(23,405)
Gain on investments and other, net	1,734	—	—	—	1,734
(Benefit)/provision for income taxes	(22,979)	50,428	302	—	27,751
Equity in earnings of affiliates, net of tax	—	17,574	558	—	18,132
Equity in earnings of subsidiary, net of tax	115,000	—	—	(115,000)	—
Net income from continuing operations, net of tax	77,119	100,421	1,020	(115,000)	63,560
Gain/(loss) from discontinued operations, net of tax	—	15,449	(172)	—	15,277
Loss on sale of discontinued operations, net of tax	—	(1,744)	—	—	(1,744)
Net income	77,119	114,126	848	(115,000)	77,093
Less: Net loss attributable to noncontrolling interest	—	—	(26)	—	(26)
Net income attributable to CoreLogic	$77,119	$114,126	$874	$(115,000)	$77,119

Net income	$77,119	$114,126	$848	$(115,000)	$77,093
Total other comprehensive loss	(38,472)	—	(39,934)	39,934	(38,472)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(26)	—	(26)
Comprehensive income/(loss) attributable to CoreLogic	$38,647	$114,126	$(39,060)	$(75,066)	$38,647

	Condensed Statement of Cash Flows
	For the Six Months Ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	$(6,398)	$113,674	$18,198	$—	$125,474
Net cash provided by operating activities - discontinued operations	—	10,059	—	—	10,059
Total cash (used in)/provided by operating activities	$(6,398)	$123,733	$18,198	$—	$135,533
Cash flow from investing activities:
Purchases of property and equipment	$(1,166)	$(19,415)	$(5,715)	$—	$(26,296)
Purchases of capitalized data and other intangible assets	—	(14,327)	(2,206)	—	(16,533)
Cash paid for acquisitions, net of cash acquired	—	(640,918)	(29,118)	—	(670,036)
Proceeds from sale of property and equipment	—	36	—	—	36
Change in restricted cash	(700)	307	(101)	—	(494)
Net cash used in investing activities - continuing operations	(1,866)	(674,317)	(37,140)	—	(713,323)
Net cash used in investing activities - discontinued operations	—	—	—	—	—
Total cash used in investing activities	$(1,866)	$(674,317)	$(37,140)	$—	$(713,323)
Cash flow from financing activities:
Proceeds from long-term debt	$690,017	$—	$—	$—	$690,017
Debt issuance costs	(14,042)	—	—	—	(14,042)
Repayments of long-term debt	(51,892)	(4,658)	—	—	(56,550)
Shares repurchased and retired	(32,041)	—	—	—	(32,041)
Proceeds from issuance of stock related to stock options and employee benefit plans	4,440	—	—	—	4,440
Minimum tax withholding paid on behalf of employees for restricted stock units	(15,034)	—	—	—	(15,034)
Excess tax benefit related to stock options	6,275	—	—	—	6,275
Intercompany payments	(665,031)	(76,617)	—	588,414	(153,234)
Intercompany proceeds	76,617	647,248	17,783	(588,414)	153,234
Net cash (used in)/provided by financing activities - continuing operations	(691)	565,973	17,783	—	583,065
Net cash provided by financing activities - discontinued operations	—	—	—	—	—
Total cash (used in)/provided by financing activities	$(691)	$565,973	$17,783	$—	$583,065
Effect of exchange rate on cash	—	—	903	—	903
Net (decrease)/increase in cash and cash equivalents	(8,955)	15,389	(256)	—	6,178
Cash and cash equivalents at beginning of period	104,632	—	30,109	—	134,741

Less: Change in cash and cash equivalents - discontinued operations	—	10,059	—	—	10,059
Plus: Cash swept to discontinued operations	10,049	—	—	—	10,049
Cash and cash equivalents at end of period	$105,726	$5,330	$29,853	$—	$140,909

	Condensed Statement of Cash Flows
	For the Six Months Ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	$(5,144)	$134,531	$5,353	$—	$134,740
Net cash provided by operating activities - discontinued operations	—	30,458	—	—	30,458
Total cash (used in)/provided by operating activities	$(5,144)	$164,989	$5,353	$—	$165,198
Cash flow from investing activities:
Purchases of property and equipment	$(2,698)	$(27,737)	$(3,975)	$—	$(34,410)
Purchases of capitalized data and other intangible assets	(376)	(16,432)	(2,120)	—	(18,928)
Cash paid for acquisitions, net of cash acquired	—	(6,852)	—	—	(6,852)
Cash received from sale of discontinued operations	—	2,263	—	—	2,263
Purchases of investments	—	(2,351)	—	—	(2,351)
Change in restricted cash	(4)	—	2,097	—	2,093
Net cash used in investing activities - continuing operations	(3,078)	(51,109)	(3,998)	—	(58,185)
Net cash used in by investing activities - discontinued operations	—	(253)	—	—	(253)
Total cash used in investing activities	$(3,078)	$(51,362)	$(3,998)	$—	$(58,438)
Cash flow from financing activities:
Proceeds from long-term debt	—	551	—	—	551
Repayments of long-term debt	$(4,375)	$(48)	$—	$—	$(4,423)
Shares repurchased and retired	(75,676)	—	—	—	(75,676)
Proceeds from issuance of stock related to stock options and employee benefit plans	7,119	—	—	—	7,119
Minimum tax withholding paid on behalf of employees for restricted stock units	(6,680)	—	—	—	(6,680)
Excess tax benefit related to stock options	2,326	326	—	—	2,652
Intercompany payments	—	(90,140)	(6,368)	96,508	—
Intercompany proceeds	96,508	—	—	(96,508)	—
Net cash provided by/(used in) financing activities - continuing operations	19,222	(89,311)	(6,368)	—	(76,457)
Net cash provided by financing activities - discontinued operations	—	—	—	—	—
Total cash provided by/(used in) financing activities	$19,222	$(89,311)	$(6,368)	$—	$(76,457)
Effect of exchange rate on cash	—		(2,574)		(2,574)
Net increase/(decrease) in cash and cash equivalents	11,000	24,316	(7,587)	—	27,729
Cash and cash equivalents at beginning of period	111,305	5,889	34,792	—	151,986

Less: Change in cash and cash equivalents - discontinued operations	—	30,205	—	—	30,205
Plus: Cash swept to discontinued operations	28,471	—	—	—	28,471
Cash and cash equivalents at end of period	$150,776	$—	$27,205	$—	$177,981

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

Business Overview

We are a leading global property information, analytics and data-enabled services provider operating in North America, Western Europe and Asia Pacific. The markets we serve include real estate and mortgage finance, insurance, capital markets and the public sector. We deliver value to clients through unique data, analytics, workflow technology, advisory and managed services. Clients rely on us to help identify and manage growth opportunities, improve performance and mitigate risk.

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

Data & Analytics

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

Approximately 27.5% and 27.8% of our operating revenues for the three and six months ended June 30, 2014, respectively, were generated from our ten largest customers. We believe mortgage originations, expressed in dollars, decreased approximately 50.0% in the second quarter of 2014 relative to the same period of 2013. During the first half of 2013, the level of mortgage originations, particularly refinancing transactions, was relatively high due to historically low long-term interest rates, the accommodative policy stance of the Federal Reserve, and the presence of federal government programs targeting mortgage loan refinancing and modification activity. However, based on increases in interest rates which began in the middle of 2013, the level of refinancing transactions continued to decline sharply in the first half of 2014 relative to levels in the first half of 2013.

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

Consolidated Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Operating Revenues

Our consolidated operating revenues were $349.4 million for the three months ended June 30, 2014, an increase of $1.2 million, or 0.4%, when compared to 2013, and consisted of the following:

(in thousands, except percentages)	2014	2013	$ Change	% Change
D&A	$174,066	$153,045	$21,021	13.7%
TPS	177,263	198,509	(21,246)	(10.7)%
Corporate and eliminations	(1,908)	(3,353)	1,445	(43.1)%
Operating revenues	$349,421	$348,201	$1,220	0.4%

Our D&A segment revenues increased by $21.0 million, or 13.7%, when compared to 2013. Acquisition activity accounted for $32.3 million of the increase in 2014. Excluding acquisition activity, the decrease of $11.3 million was primarily the result of lower mortgage origination volumes which lowered property information and analytics revenues by $8.2 million. In addition, revenues were impacted by unfavorable foreign currency exchange fluctuations of $1.9 million and lower market volumes which reduced multifamily and specialty credit revenues by $1.5 million. These decreases were partially offset by higher insurance and spatial solutions revenues of $0.3 million.

Our TPS revenues decreased by $21.2 million, or 10.7%, when compared to 2013. Acquisition activity contributed $6.5 million of additional revenues in 2014. Excluding acquisition activity, the decrease of $27.7 million was primarily due to declines in mortgage loan origination volumes, which decreased our origination and underwriting services revenues by $14.4 million, our technology and outsourcing services revenues by $8.8 million and our payment processing revenues by $4.5 million.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services

Our consolidated cost of services was $182.2 million for the three months ended June 30, 2014, an increase of $14.2 million, or 8.4%, when compared to 2013. Acquisition activity accounted for $23.6 million of the increase in 2014. Excluding acquisition activity, the decrease of $9.4 million was primarily due to lower mortgage loan origination volumes, which decreased cost of services by approximately $18.0 million; partially offset by unfavorable product mix of $8.6 million.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $89.8 million for the three months ended June 30, 2014, a decrease of $8.7 million, or 8.8%, when compared to 2013. Acquisition activity accounted for $12.6 million of these expenses in 2014. Excluding acquisition activity, the decrease of $21.3 million was primarily due to our ongoing cost efficiency programs, which lowered salaries and benefits by $15.7 million, professional fees by $6.2 million, facility and lease equipment costs by $3.1 million and lower other expense of $0.8 million, partially offset by lower capitalized costs of $4.5 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $35.3 million for the three months ended June 30, 2014, an increase of $1.2 million, or 3.5%, when compared to 2013. Acquisition activity contributed $7.4 million of expenses in 2014. Excluding acquisition activity, the decrease of $6.2 million was primarily due to the write-off of non-performing assets in the prior year.

Operating Income

Our consolidated operating income was $42.1 million for the three months ended June 30, 2014, a decrease of $5.4 million, or 11.4%, when compared to 2013, and consisted of the following:

(in thousands, except percentages)	2014	2013	$ Change	% Change
D&A	$28,849	$29,880	$(1,031)	(3.5)%
TPS	33,632	50,610	(16,978)	(33.5)%
Corporate and eliminations	(20,378)	(32,979)	12,601	(38.2)%
Operating income	$42,103	$47,511	$(5,408)	(11.4)%

Our D&A segment operating income decreased by $1.0 million, or 3.5%, when compared to 2013. Acquisition activity contributed $1.0 million of higher losses in 2014 due to higher depreciation and amortization expense and higher integration costs of $2.0 million. Excluding acquisition activity, operating margins decreased 158 basis points due primarily to lower revenues and unfavorable product mix.

Our TPS operating income decreased by $17.0 million, or 33.5%, when compared to 2013. Acquisition activity contributed $3.8 million of higher losses in 2014 primarily due to higher integration costs of $3.6 million. Excluding acquisition activity, operating income decreased $13.2 million and operating margins decreased 377 basis points primarily due to the decline in mortgage loan origination volumes.

Corporate and eliminations operating loss decreased $12.6 million, or 38.2%, due to our on-going cost efficiency programs.

Total Interest Expense, net

Our consolidated total interest expense, net was $16.3 million for the three months ended June 30, 2014, an increase of $4.5 million, or 38.5%, when compared to 2013. The increase was due to higher average outstanding debt balances as a result of new debt borrowings.

Gain on Investments and Other, Net

Our consolidated gain on investments and other income, net was $7.0 million for the three months ended June 30, 2014, an increase of $6.6 million when compared to 2013. The variance was primarily due to a $6.0 million distribution from a previously impaired investment in affiliate and higher realized gains on investments of $0.6 million.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations before equity in earnings of affiliates and income taxes was $11.3 million and $13.5 million for the three months ended June 30, 2014 and 2013, respectively. The effective tax rate was 34.5% and 37.4% for the three months ended June 30, 2014 and 2013, respectively. The change in the income tax was primarily attributable to foreign rate differentials in jurisdictions with tax rates lower than the US as well as valuation allowance recorded against certain foreign losses.

During the three months ended June 30, 2014, the Company effectively settled its 2007-2010 CoreLogic US, Inc. and Subsidiaries Internal Revenue Service ("IRS") exam and its 2006-2007 exam with the California Franchise Tax Board, which resulted in a reversal of approximately $0.2 million of unrecognized tax benefits.

Equity in Earnings of Affiliates, Net of Tax

Our consolidated equity in earnings of affiliates, net of tax, was $3.9 million for the three months ended June 30, 2014, a decrease of $5.5 million, or 58.6%, when compared to 2013. We have equity interests in various affiliates which provide settlement services in connection with residential mortgage loans. The decrease in equity in earnings was primarily due to declining mortgage loan origination volumes.

Loss from Discontinued Operations, Net of Tax

Our consolidated loss from discontinued operations, net of tax was $9.2 million for the three months ended June 30, 2014, an unfavorable variance of $20.7 million when compared to 2013. The variance is primarily due to a legal settlement in the current quarter for $12.0 million, a $3.3 million impairment charge, net of tax, as well as declining default market volumes which impacted revenues and net income associated with our Asset Management Processing Solutions ("AMPS") businesses.

Net Income Attributable to Noncontrolling Interests

Our consolidated net income attributable to noncontrolling interests was $0.2 million for the three months ended June 30, 2014, an increase of $0.2 million, when compared to 2013. The variance was primarily due to the step-up acquisition of a previously held noncontrolling interest in the third quarter of 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Operating Revenues

Our consolidated operating revenues were $659.8 million for the six months ended June 30, 2014, a decrease of $19.7 million, or 2.9%, when compared to 2013, and consisted of the following:

(in thousands, except percentages)	2014	2013	$ Change	% Change
D&A	$316,599	$298,560	$18,039	6.0%
TPS	346,569	388,409	(41,840)	(10.8)%
Corporate and eliminations	(3,330)	(7,468)	4,138	(55.4)%
Operating revenues	$659,838	$679,501	$(19,663)	(2.9)%

Our D&A segment revenues increased by $18.0 million, or 6.0%, when compared to 2013. Acquisition activity accounted for $44.6 million of the increase in 2014. Excluding acquisition activity, the decrease of $26.6 million was primarily due to lower property information and analytics revenues of $19.5 million due to lower mortgage volumes which decreased custom fulfillment orders, the impact of unfavorable foreign currency exchange fluctuations of $5.0 million and lower market volumes which reduced multifamily and specialty services revenues by $4.1 million. This was partially offset by higher insurance and spatial solutions revenues of $2.0 million.

Our TPS revenues decreased by $41.8 million, or 10.8%, when compared to 2013. Acquisition activity contributed $17.3 million of additional revenues in 2014. Excluding acquisition activity, the decrease of $59.1 million was primarily due to declines in mortgage loan origination volumes, which decreased our origination and underwriting services revenues by $33.2 million, our technology and outsourcing services revenues by $15.9 million and our payment processing revenues by $10.0 million.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services

Our consolidated cost of services was $359.6 million for the six months ended June 30, 2014, an increase of $23.9 million, or 7.1%, when compared to 2013. Acquisition activity accounted for $41.2 million of the increase in 2014. Excluding acquisition activity, the decrease of $17.3 million was primarily due to lower mortgage loan origination volumes, which decreased cost of services by approximately $40.6 million, partially offset by unfavorable product mix of $23.3 million.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $179.7 million for the six months ended June 30, 2014, a decrease of $1.0 million, or 0.5%, when compared to 2013. Acquisition activity contributed $20.4 million of expenses in 2014. Excluding acquisition activity, the decrease of $21.4 million was primarily due to our ongoing cost efficiency programs, which lowered salaries and benefits by $23.1 million and facility and lease equipment costs by $6.3 million and other expense by $2.3 million partially offset by higher external services costs of $10.3 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $64.8 million for the six months ended June 30, 2014, a decrease of $3.5 million, or 5.2%, when compared to 2013. Acquisition activity contributed $10.0 million of expenses in 2014. Excluding acquisition activity, the decrease of $13.5 million was primarily due to the write-off of non-performing assets in the prior year.

Operating Income

Our consolidated operating income was $55.8 million for the six months ended June 30, 2014, a decrease of $39.1 million, or 41.2%, when compared to 2013, and consisted of the following:

(in thousands, except percentages)	2014	2013	$ Change	% Change
D&A	$45,521	$55,135	$(9,614)	(17.4)%
TPS	57,359	100,466	(43,107)	(42.9)%
Corporate and eliminations	(47,126)	(60,751)	13,625	(22.4)%
Operating income	$55,754	$94,850	$(39,096)	(41.2)%

Our D&A segment operating income decreased by $9.6 million, or 17.4%, when compared to 2013. Acquisition activity contributed $2.3 million of higher losses in 2014 due to higher depreciation and amortization expense and higher integration costs of $2.0 million. Excluding acquisition activity, operating income decreased $7.3 million and operating margins decreased 87 basis points due primarily to lower revenues, unfavorable product mix and higher professional fees of $3.6 million due to a favorable prior year legal settlement.

Our TPS operating income decreased by $43.1 million, or 42.9%, when compared to 2013. Acquisition activity contributed $7.3 million of higher losses in 2014 due to higher integration costs of $8.0 million. Excluding acquisition activity, operating income decreased $35.8 million and operating margins decreased 645 basis points primarily due to the decline in origination volumes.

Corporate and eliminations operating loss decreased $13.6 million, or 22.4%, due to our on-going cost efficiency programs, partially offset by higher acquisition related costs of $5.4 million.

Total Interest Expense, net

Our consolidated total interest expense, net was $31.9 million for the six months ended June 30, 2014, an increase of $8.5 million, or 36.4%, when compared to 2013. The increase was due to higher average outstanding debt balances as a result of new debt borrowings and higher fees of $1.0 million, related to the borrowings, expensed during the six months ended June 30, 2014.

Gain on Investments and Other, Net

Our consolidated gain on investments and other, net was $2.6 million for the six months ended June 30, 2014, an increase of $0.9 million when compared to 2013. The variance was primarily due to a $6.0 million distribution from a previously impaired investment in affiliate, partially offset by a $4.1 million loss from the termination of our interest rate swap agreement in connection with the refinancing of our outstanding debt, a $0.3 million write-off of an investment in affiliate and lower realized gains on investments of $0.7 million.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations before equity in earnings of affiliates and income taxes was $10.9 million and $27.8 million for the six months ended June 30, 2014 and 2013, respectively. The effective tax rate was 41.4% and 37.9% for the six months ended June 30, 2014 and 2013, respectively. The change in the income tax was primarily attributable to foreign rate differentials in jurisdictions with tax rates lower than the U.S. as well as valuation allowance recorded against certain foreign losses.

During the six months ended June 30, 2014, the Company effectively settled its 2007-2010 CoreLogic US, Inc. and Subsidiaries Internal Revenue Service ("IRS") exam and its 2006-2007 exam with the California Franchise Tax Board, which resulted in a reversal of approximately $0.5 million of unrecognized tax benefits.

Equity in Earnings of Affiliates, Net of Tax

Our consolidated equity in earnings of affiliates, net of tax, was $6.3 million for the six months ended June 30, 2014, a decrease of $11.9 million, or 65.5%, when compared to 2013. We have equity interests in various affiliates which provide settlement services in connection with residential mortgage loans. The decrease in equity in earnings was primarily due to declining mortgage loan origination volumes.

Income from Discontinued Operations, Net of Tax

Our consolidated loss from discontinued operations, net of tax was $8.1 million for the six months ended June 30, 2014, an unfavorable variance of $23.4 million when compared to 2013. The variance is primarily due to a legal settlement in the current year for $12.0 million, a $3.3 million impairment charge, net of tax, as well as declining default market volumes which impacted revenues and net income associated with our AMPS businesses.

Loss from Sale of Discontinued Operations, Net of Tax

Our consolidated loss from sale of discontinued operations, net of tax decreased $1.7 million when compared to 2013. The variance was primarily related to the sale and exit of a product line within the AMPS businesses in the prior year.

Net Income Attributable to Noncontrolling Interests

Our consolidated net income attributable to noncontrolling interests was $0.5 million for the six months ended June 30, 2014, an increase of $0.5 million, when compared to 2013. The variance was primarily due to the step-up acquisition of a previously held noncontrolling interests in the third quarter of 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 2014 totaled $140.9 million, a decrease of $6.2 million from December 31, 2013. We hold our cash balances inside and outside of the U.S. Our cash balances held outside of the U.S. are primarily related to our international operations and at June 30, 2014 totaled $29.8 million. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We plan to maintain significant cash balances outside the U.S. for the foreseeable future.

Restricted cash of $12.5 million at June 30, 2014 and $12.1 million at December 31, 2013 represents cash pledged for various letters of credit secured by the Company.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $135.5 million and $165.2 million during the six months ended June 30, 2014 and 2013, respectively. The decrease in cash provided by operating activities was primarily due to lower cash provided by operating activities from our discontinued operations of $20.4 million primarily due to declining default market volumes. Further, lower cash provided by operating activities from our continuing operations of $9.3 million was due to lower profitability from continuing operations of $41.8 million attributable to lower mortgage origination volumes, higher transition and acquisition-related costs. Cash provided by operating activities from our continuing operations were also impacted by unfavorable changes to certain working capital items of $9.6 million and higher interest-related payments of $6.1 million; partially offset by lower income taxes of $48.2 million.

Investing Activities. Cash used in investing activities was approximately $713.3 million and $58.4 million during the six months ended June 30, 2014 and 2013, respectively. This increase in investing activities is primarily due to cash paid for acquisitions including the acquisition of MSB/DQ for $650.1 million in March 2014, Terralink for $11.9 million in January 2014 and other acquisitions for $7.5 million, net of cash acquired, that were not significant. Further, for the six months ended June 30, 2014, we had investments in property and equipment and capitalized data of $26.3 million and $16.5 million, respectively. Cash used in investing activities for the six months ended June 30, 2013 was primarily due to acquisition activity of $6.9 million, investments in property and equipment and capitalized data of $34.4 million and $18.9 million, respectively, and purchase of investments of $2.4 million; partially offset by proceeds of $2.3 million from the sale of a discontinued operation and change in restricted cash of $2.1 million.

Financing Activities. Net cash provided by financing activities was approximately $583.1 million for the six months ended June 30, 2014, which was primarily comprised of proceeds from debt issuance of $690.0 million, partially offset by repayment of long-term debt of $56.6 million, debt issuance costs of $14.0 million, share repurchases of $32.0 million and net settlement from stock-based compensation related transactions of $4.3 million. Net cash used in financing activities was $76.5 million for the six months ended June 30, 2013, which was primarily comprised of repayment of long-term debt of $4.4 million and share repurchases of $75.7 million, partially offset by net proceeds from stock-based compensation-related transactions of $3.1 million and proceeds from debt issuance of $0.6 million.

Financing and Financing Capacity

At June 30, 2014, we had total debt outstanding of $1.5 billion, compared to $839.9 million at December 31, 2013. Our significant debt instruments and borrowing capacity are described below.

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

The Notes are redeemable by the Company, in whole or in part, on or after June 1, 2016 at a price up to 103.63% of the aggregate principal amount of the Notes, plus accrued and unpaid interest, if any, to the applicable redemption date, subject to other limitations. The Company had the option to redeem up to 35.0% of the original aggregate principal amount of the Notes at any time prior to June 1, 2014 with the proceeds from certain equity offerings at a price equal to 107.25% of the aggregate principal amount of the Notes, together with accrued and unpaid interest, if any, to the applicable redemption date, subject to certain other limitations. The Company did not issue any additional equity by June 1, 2014. The Company may also redeem some or all of the Notes before June 1, 2016 at a redemption price equal to 100.0% of the aggregate principal amount of the Notes, plus a "make-whole premium," plus accrued and unpaid interest, if any, to the date of purchase.

Upon the occurrence of specific kinds of change of control events, holders of the Notes have the right to cause us to purchase some or all of the Notes at 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

The indenture governing the Notes contains restrictive covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from restricted subsidiaries, create liens on certain properties and assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates and designate the Company's subsidiaries as unrestricted subsidiaries. At June 30, 2014, we were in compliance with the covenants under the indenture governing the Notes.

If we have a significant increase in our outstanding debt or if our earnings before interest, taxes, depreciation and amortization ("EBITDA") decreases significantly, we may be unable to incur additional amounts of indebtedness, and the holders of the Notes may be unwilling to permit us to amend the restrictive covenants to provide additional flexibility. In addition, the indenture contains a financial covenant for the incurrence of additional indebtedness that requires that the interest coverage ratio be at least 2:00 to 1:00 on a pro forma basis after giving effect to any new indebtedness. There are carve-outs that permit us to incur certain indebtedness notwithstanding satisfaction of this ratio, but they are limited. Based on our EBITDA and interest charges as of June 30, 2014, we would be able to incur additional indebtedness without breaching the limitation on indebtedness covenant contained in the indenture.

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

The Credit Agreement also contains restrictive covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from subsidiaries, enter into sale-leaseback transactions, amend the terms of certain other indebtedness, create liens on certain assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates.

At June 30, 2014, we had additional borrowing capacity under the Revolving Facility of $365.0 million, and were in compliance with the financial and restrictive covenants of the Credit Agreement. However, if we have a significant increase in our outstanding debt or if our EBITDA decreases significantly, we may be unable to incur additional indebtedness, and the lenders under the Credit Agreement may be unwilling to permit us to amend the financial or restrictive covenants described above to provide additional flexibility.

Debt Issuance Costs

In connection with entering into the Credit Agreement, we incurred approximately $14.0 million of debt issuance costs of which $0.5 million was recorded as interest expense in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2014. We capitalized the remaining $13.5 million of debt issuance cost, within other assets in the accompanying condensed consolidated balance sheet, and will amortize these costs over the term of the Credit Agreement. When we entered into the Credit Agreement, we had unamortized costs of $5.4 million related to previously recorded debt issuance costs, which will amortize over the term of the Credit Agreement. In connection with entering into the Credit Agreement, during the six months ended June 30, 2014, we wrote-off $0.8 million of unamortized debt issuance costs.

Interest Rate Swaps

In May 2014, we entered into an amortizing interest rate swap transactions ("Swaps"). The Swaps become effective on December 31, 2014 and terminate on March 2019. The Swaps are for an initial notional balance of $500.0 million, with a fixed interest rate of 1.57% and amortize quarterly by $12.5 million through December 31, 2017 and $25.0 million through December 31, 2018, with a notional amount of $250.0 million. Previous Swaps entered in June 2011 were terminated with a realized loss of $4.1 million for the six months ended June 30, 2014 upon full repayment of the underlying debt associated with the Terminated Credit Agreement.

Unrealized losses of $0.6 million (net of less than $0.4 million in deferred taxes) and unrealized gains of $0.7 million (net of $0.4 million in deferred taxes) were recognized in other comprehensive income related to the Swaps for the three months ended June 30, 2014 and 2013, respectively. In addition, unrealized losses of $0.7 million (net of less than $0.4 million in deferred taxes) and unrealized gains of $1.2 million (net of $0.8 million in deferred taxes) were recognized in other comprehensive income related to the Swaps for the six months ended June 30, 2014 and 2013, respectively.

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

In February 2014, we announced our plan to repurchase at least 3.0 million shares of our common stock during 2014 under an existing Board of Directors authorization. During the six months ended June 30, 2014, we repurchased approximately 1.1 million shares of our common stock for $32.0 million including commission costs.

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

Critical Accounting Policies and Estimates

For additional information with respect to the Company's critical accounting policies which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as amended. Management believes that at June 30, 2014, there had been no material changes to this information.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our primary exposure to market risk relates to interest-rate risk associated with certain financial instruments. We monitor our risk associated with fluctuations in interest rates and currently use derivative financial instruments to hedge some of these risks. Until March 2014, we had an outstanding interest rate swap that we entered into in June 2011, which partially converted the interest rate exposure of our floating rate debt from variable to fixed rate. In connection with our full repayment of the underlying debt associated with the Terminated Credit Facility in March 2014, that interest rate swap agreement terminated.

In May 2014, we entered into the Swaps, which become effective on December 2014 and terminate on March 2019. The Swaps are for an initial balance of $500.0 million, with a fixed interest rate of 1.57% and amortize quarterly by $12.5 million through December 31, 2017 and $25.0 million through December 31, 2018, with a notional amount of $250.0 million. We entered into the Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. We have designated the Swaps as cash flow hedges.

As of June 30, 2014, we had approximately $1.5 billion in long-term debt outstanding, of which approximately $1.0 billion was variable-interest-rate debt. A hypothetical 1% increase or decrease in interest rates could result in an approximately $2.5 million change to interest expense on a quarterly basis.

We are also subject to equity price risk related to our equity securities portfolio. At June 30, 2014, we had equity securities with a cost and fair value of $22.3 million.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item  1.  Legal Proceedings.

For a description of our legal proceedings, see Note 12 – Litigation and Regulatory Contingencies of our condensed consolidated financial statements, which is incorporated by reference in response to this item.

Item  1A.  Risk Factors.

A restated description of the risk factors associated with our business is set forth below. This description supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. The risks discussed below are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our ten largest customers generated 27.5% of our operating revenues for the three months ended June 30, 2014. These customers face continued pressure in the current economic and regulatory climate. Many of our relationships with these customers are long-standing and are important to our future operating results, but there is no guarantee that we will be able to retain or renew existing agreements or maintain our relationships on acceptable terms or at all. Deterioration in or termination of any of these relationships, including through mergers or consolidations among our customers, could significantly reduce our revenue and could adversely affect our business, financial condition and results of operations. In addition, certain of our businesses, including our AMPS business segment, have higher customer concentration than our company as a whole. As a result, these businesses may be disproportionately affected by declining revenue from, or loss of, a significant customer.

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

We have acquired and expect to continue to acquire, on an opportunistic basis, companies, businesses, products and services. These activities may increase our expenses, and the expected benefits, synergies and growth from these initiatives may not materialize as planned. In addition, we may have difficulty integrating our completed or any future acquisitions into our operations, including implementing at the acquired companies controls, procedures and policies in line with our controls, procedures and policies. If we fail to properly integrate acquired businesses, products, technologies and personnel, it could impair relationships with employees, customers and strategic partners, distract management attention from our core businesses, result in control failures and otherwise disrupt our ongoing business and harm our results of operations. We also may not be able to retain key management and other critical employees after an acquisition. In addition, although part of our business strategy may include growth through strategic acquisitions, we may not be able to identify suitable acquisition candidates, obtain the capital necessary to pursue acquisitions or complete acquisitions on satisfactory terms.

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

Furthermore, some of our outsourced services are being performed offshore, which could expose us to risks inherent in conducting business outside of the United States. Our customers may object to the outsourcing and/or offshoring of services we provide for them, which may require us to perform such services directly and/or onshore at a higher cost or our customers may cease doing business with us.

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

As of June 30, 2014, our total debt was approximately $1.5 billion, and we have unused commitments of approximately $365.0 million under our credit facilities.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2014, we did not issue any unregistered common shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table describes purchases by us of shares of our common stock which settled during each period set forth in the table below. Prices in column (a) include commissions. Purchases described in column (b) were made pursuant to our stock repurchase plan. In December 2013, the Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $350.0 million. As of June 30, 2014, we had $274.7 million in value of shares that may yet be purchased under the plans or programs. The stock repurchase plan has no expiration date. Repurchases under our stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

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

Issuer Purchases of Equity Securities

		(a)	(b)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 to April 30, 2014	—		—	$299,929,150
May 1 to May 31, 2014	29,393	$28.51	29,393	$299,091,156
June 1 to June 30, 2014	819,386	$29.72	819,386	$274,739,004
Total	848,779	$29.68	848,779

Item 3.  Defaults upon Senior Securities. None.

Item 4.  Mine Safety Disclosures. Not applicable.

Item  5.  Other Information. None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Anand Nallathambi
Anand Nallathambi
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Frank D. Martell
Frank D. Martell
Chief Operating and Financial Officer
(Principal Financial Officer)
Date:	July 25, 2014

EXHIBIT INDEX

Exhibit Number	Description
2.1
Purchase and Sale Agreement by and among CoreLogic Acquisition Co. I, LLC, CoreLogic Acquisition Co. II, LLC, CoreLogic Acquisition Co. III, LLC, Property Data Holdings, Ltd., DataQuick Lending Solutions, Inc., Decision Insight Information Group S.à r.l., and solely with respect to, and as specified in, Sections 2.5, 2.7, 2.10(f), 5.7, 5.18, 5.21, 8.2(b), 8.7(b), and 9.15 of the Purchase and Sale Agreement, CoreLogic Solutions, LLC, and solely with respect to, and as specified in, Sections 5.4 and 5.7 of the Purchase and Sale Agreement, Property Data Holdings, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 5, 2013)^+

3.1
Amended and Restated Certificate of Incorporation of CoreLogic, Inc., dated May 28, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 1, 2010).

3.2	Amended and Restated Bylaws of CoreLogic, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 5, 2014).

10.1	Amendment to Employment Agreement between the Company and Frank D. Martell effective as of June 16, 2014✓*

10.2	Amendment to Employment Agreement between the Company and Barry Sando effective as of June 16, 2014✓*

10.3
Amendment No. 3 to Supplement A, effective as of September 1, 2013, by and between CoreLogic Solutions, LLC and Cognizant Technology Solutions U.S. Corporation, to the Master Professional Services Agreement between CoreLogic Real Estate Solutions, LLC and Cognizant Technology Solutions U.S. Corporation ✓±

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 ✓

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 ✓

101	Extensible Business Reporting Language (XBRL)✓

✓	Included in this filing.
*	Indicates a management contract or compensatory plan or arrangement in which any director or named executive officer participates.
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

±
Confidential treatment has been requested with respect to portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and these confidential portions have been redacted from this exhibit. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission