Form 10-Q
period 2014-09-30
CORELOGIC, INC.
filed 2014-10-24
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

On October 20, 2014 there were 89,739,536 shares of common stock outstanding.

CoreLogic, Inc.
INFORMATION INCLUDED IN REPORT

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.
CoreLogic, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par value)	September 30,	December 31,
Assets	2014	2013
Current assets:
Cash and cash equivalents	$127,618	$134,419
Marketable securities	21,828	22,220
Accounts receivable (less allowance for doubtful accounts of $11,459 and $13,045 as of September 30, 2014 and December 31, 2013, respectively)	223,697	215,020
Prepaid expenses and other current assets	51,976	50,829
Income tax receivable	—	13,516
Deferred income tax assets, current	100,688	86,487
Assets of discontinued operations	5,167	38,926
Total current assets	530,974	561,417
Property and equipment, net	365,750	197,542
Goodwill, net	1,779,391	1,468,290
Other intangible assets, net	283,643	175,808
Capitalized data and database costs, net	336,666	330,188
Investment in affiliates, net	103,432	95,343
Restricted cash	13,493	12,050
Other assets	161,565	162,493
Total assets	$3,574,914	$3,003,131
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$148,215	$156,937
Accrued salaries and benefits	75,004	104,781
Income taxes payable	44,313	—
Deferred revenue, current	245,520	223,603
Current portion of long-term debt	21,927	28,154
Liabilities of discontinued operations	23,480	20,616
Total current liabilities	558,459	534,091
Long-term debt, net of current	1,389,807	811,776
Deferred revenue, net of current	379,390	377,855
Deferred income tax liabilities, long term	68,538	76,969
Other liabilities	131,025	147,865
Total liabilities	2,527,219	1,948,556

Redeemable noncontrolling interests	11,075	10,202

Equity:
CoreLogic stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 89,732 and 91,254 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	612,154	672,165
Retained earnings	484,359	425,796
Accumulated other comprehensive loss	(59,894)	(53,589)
Total equity	1,036,620	1,044,373
Total liabilities and equity	$3,574,914	$3,003,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Operating revenues	$367,454	$356,581	$1,059,528	$1,075,879
Cost of services (excluding depreciation and amortization shown below)	185,168	177,898	564,916	539,796
Selling, general and administrative expenses	68,099	87,886	255,488	276,257
Depreciation and amortization	35,765	29,436	100,636	96,697
Impairment loss	667	—	4,888	1,721
Total operating expenses	289,699	295,220	925,928	914,471
Operating income	77,755	61,361	133,600	161,408
Interest expense:
Interest income	870	1,040	3,083	2,495
Interest expense	18,398	12,552	52,547	37,365
Total interest expense, net	(17,528)	(11,512)	(49,464)	(34,870)
Gain on investments and other, net	183	7,627	2,825	9,362
Income from continuing operations before equity in earnings of affiliates and income taxes	60,410	57,476	86,961	135,900
Provision for income taxes	14,319	19,765	23,070	50,087
Income from continuing operations before equity in earnings of affiliates	46,091	37,711	63,891	85,813
Equity in earnings of affiliates, net of tax	4,032	5,716	10,289	23,848
Net income from continuing operations	50,123	43,427	74,180	109,661
(Loss)/income from discontinued operations, net of tax	(4,856)	5,332	(15,219)	17,935
Gain/(loss) from sale of discontinued operations, net of tax	476	(5,052)	476	(6,796)
Net income	45,743	43,707	59,437	120,800
Less: Net income attributable to noncontrolling interests	404	45	899	19
Net income attributable to CoreLogic	$45,339	$43,662	$58,538	$120,781
Amounts attributable to CoreLogic stockholders:
Net income from continuing operations	$49,719	$43,382	$73,281	$109,642
(Loss)/income from discontinued operations, net of tax	(4,856)	5,332	(15,219)	17,935
Gain/(loss) from sale of discontinued operations, net of tax	476	(5,052)	476	(6,796)
Net income attributable to CoreLogic	$45,339	$43,662	$58,538	$120,781
Basic income per share:
Net income from continuing operations	$0.55	$0.46	$0.80	$1.14
(Loss)/income from discontinued operations, net of tax	(0.05)	0.06	(0.17)	0.19
Gain/(loss) from sale of discontinued operations, net of tax	0.01	(0.05)	0.01	(0.07)
Net income attributable to CoreLogic	$0.51	$0.47	$0.64	$1.26
Diluted income per share:
Net income from continuing operations	$0.54	$0.45	$0.79	$1.12
(Loss)/income from discontinued operations, net of tax	(0.05)	0.06	(0.16)	0.18
Gain/(loss) from sale of discontinued operations, net of tax	0.01	(0.05)	0.01	(0.07)
Net income attributable to CoreLogic	$0.50	$0.46	$0.64	$1.23
Weighted-average common shares outstanding:
Basic	90,518	94,773	91,234	95,802
Diluted	91,987	96,793	92,833	97,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Net income	$45,743	$43,707	$59,437	$120,800
Other comprehensive income:
Market value adjustments to marketable securities, net of tax	(291)	(336)	(243)	(175)
Market value adjustments on interest rate swap, net of tax	970	9	285	1,257
Reclassification adjustment for loss on terminated interest rate swap included in net income	—	—	2,555	—
Foreign currency translation adjustments	(26,251)	7,644	(8,709)	(32,289)
Supplemental benefit plans adjustments, net of tax	(65)	28	(193)	80
Total other comprehensive (loss)/income	(25,637)	7,345	(6,305)	(31,127)
Comprehensive income	20,106	51,052	53,132	89,673
Less: Comprehensive income attributable to the noncontrolling interests	404	45	899	19
Comprehensive income attributable to CoreLogic	$19,702	$51,007	$52,233	$89,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$59,437	$120,800
Less: (Loss)/income from discontinued operations, net of tax	(15,219)	17,935
Less: Gain/(loss) from sale of discontinued operations, net of tax	476	(6,796)
Net income from continuing operations	74,180	109,661
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	100,636	96,697
Impairment loss	4,888	1,721
Provision for bad debt and claim losses	10,254	10,058
Share-based compensation	22,077	20,688
Excess tax benefit related to stock options	(6,352)	(2,895)
Equity in earnings of affiliates, net of taxes	(10,289)	(23,848)
Gain on sale of property and equipment	(13,858)	—
Loss on early extinguishment of debt	763	—
Deferred income tax	11,172	3,875
Gain on investments and other, net	(2,825)	(9,362)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,515	(18,818)
Prepaid expenses and other current assets	1,099	(2,696)
Accounts payable and accrued expenses	(50,357)	(15,186)
Deferred revenue	(3,590)	43,616
Income taxes	48,854	10,644
Dividends received from investments in affiliates	32,496	30,062
Other assets and other liabilities	(14,920)	(16,696)
Net cash provided by operating activities - continuing operations	210,743	237,521
Net cash (used in)/provided by operating activities - discontinued operations	(2,104)	23,569
Total cash provided by operating activities	$208,639	$261,090
Cash flows from investing activities:
Purchases of capitalized data and other intangible assets	$(25,207)	$(28,795)
Purchases of property and equipment	(37,122)	(51,667)
Cash paid for acquisitions, net of cash acquired	(672,336)	(70,904)
Purchases of investments	—	(2,351)
Cash received from sale of discontinued operations	25,525	2,263
Proceeds from sale of property and equipment	13,937	—
Change in restricted cash	(1,443)	5,728
Net cash used in investing activities - continuing operations	(696,646)	(145,726)
Net cash provided by investing activities - discontinued operations	1,536	1,863
Total cash used in investing activities	$(695,110)	$(143,863)
Cash flows from financing activities:
Proceeds from long-term debt	$690,017	$1,075
Debt issuance costs	(14,042)	—
Repayment of long-term debt	(118,836)	(4,516)
Proceeds from issuance of stock related to stock options and employee benefit plans	5,736	11,662
Minimum tax withholding paid on behalf of employees for restricted stock units	(15,247)	(6,893)
Shares repurchased and retired	(72,781)	(133,565)
Excess tax benefit related to stock options	6,352	2,895
Net cash provided by/(used in) financing activities - continuing operations	481,199	(129,342)
Net cash provided by financing activities - discontinued operations	—	—
Total cash provided by/(used in) financing activities	$481,199	$(129,342)
Effect of exchange rate on cash	(144)	(1,341)
Net decrease in cash and cash equivalents	(5,416)	(13,456)
Cash and cash equivalents at beginning of period	134,419	149,567
Less: Change in cash and cash equivalents - discontinued operations	(568)	25,432
Plus: Cash swept (to)/from discontinued operations	(1,953)	25,788
Cash and cash equivalents at end of period	$127,618	$136,467

Supplemental disclosures of cash flow information:
Cash paid for interest	$36,077	$26,557
Cash paid for income taxes	$4,488	$62,188
Cash refunds from income taxes	$27,153	$13,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Equity
(unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2013	91,254	$1	$672,165	$425,796	$(53,589)	$1,044,373
Net income	—	—	—	58,538	—	58,538
Shares issued in connection with share-based compensation	1,020	—	5,736	—	—	5,736
Tax withholdings related to net share settlements of restricted stock units	—	—	(15,247)	—	—	(15,247)
Share-based compensation	—	—	22,281	—	—	22,281
Shares repurchased and retired	(2,542)	—	(72,781)	—	—	(72,781)
Adjustment to redeemable noncontrolling interest to redemption value	—	—	—	25	—	25
Other comprehensive loss	—	—	—	—	(6,305)	(6,305)
Balance as of September 30, 2014	89,732	$1	$612,154	$484,359	$(59,894)	$1,036,620

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

Divestiture of Non-Core Businesses

As of December 31, 2013, we concluded we would actively pursue the sale of our Asset Management and Processing Solutions ("AMPS") reporting segment, which was comprised of collateral solutions, field services, technology solutions, solutions express and outsourcing services. As a result, these businesses were previously reflected in our consolidated financial statement as discontinued operations.

On September 30, 2014, we completed the sale of our collateral solutions and field services businesses for consideration of $29.1 million, subject to working capital adjustments, as well as contingent earn-outs of up to $20.0 million, which will be recognized when realized. Additionally, we concluded that we would cease pursuing the sale of the remaining AMPS-related businesses. Consequently, our technology solutions, solutions express and outsourcing services are now reflected as part of continuing operations and held and used in our consolidated financial statements. Due to the nature of the remaining product lines, they are now being managed by and have been included within our Technology Processing Solutions ("TPS") operating segment for all periods presented. The impact of the reclassification to our condensed consolidated statements of operations is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating revenues	$16,326	$17,380	$50,179	$57,176
Net income from continuing operations	$2,453	$3,035	$2,510	$6,287
Basic income per share from continuing operations	$0.03	$0.03	$0.03	$0.07
Diluted income per share from continuing operations	$0.03	$0.03	$0.03	$0.06

Segment Reporting

In September 2014, we transferred our under-banked credit services business from our Data & Analytics ("D&A") segment to our TPS segment to combine this operation within our credit and income verification services and leverage the core business capabilities of the TPS segment. All segment reporting disclosures presented herein reflect this transfer.

Out-of-Period Adjustment

During the second quarter of 2014, we identified an error which understated the year-end 2013 AMPS goodwill impairment charge by $3.9 million. The impairment related to our technology solutions, solutions express and outsourcing services and is now reflected within continuing operations. We recorded an out-of-period adjustment to correct the error during the three months ended June 30, 2014, and reduced basic and diluted net income per share by $0.04 for the nine months ended September 30, 2014. We assessed the materiality of this error in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108, and concluded the error was not material to the results of operations or financial condition for the prior annual or interim periods and the correction is not expected to be material to the full year results for fiscal year 2014.

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

The following table shows the components of accumulated other comprehensive loss, net of taxes as of September 30, 2014 and December 31, 2013:

	2014	2013
Cumulative foreign currency translation	$(59,495)	$(50,787)
Cumulative supplemental benefit plans	(762)	(568)
Net unrecognized losses on interest rate swap	358	(2,482)
Net unrealized gains on marketable securities	5	248
Accumulated other comprehensive loss	$(59,894)	$(53,589)

Escrow Administration Arrangements

We administer escrow deposits as a service to our customers in connection with our tax services business. These deposits are maintained in segregated accounts for the benefit of our customers. Escrow deposits totaled $1.3 billion as of September 30, 2014 and $317.2 million as of December 31, 2013. Because these deposits are held on behalf of our customers, they are not our funds and, therefore, are not included in the accompanying condensed consolidated balance sheets.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance related to determining whether substantial doubt exists about an entity's ability to continue as a going concern. The amendment provides guidance for determining whether conditions or events give rise to substantial doubt that an entity has the ability to continue as a going concern within one year following issuance of the financial statements, and requires specific disclosures regarding the conditions or events leading to substantial doubt. The updated guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued updated guidance related to stock compensation. The amendment requires that a performance target that affects vesting and that could be achieved after the requisite period, be treated as a performance condition. The updated guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In March 2013, the FASB issued updated guidance related to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. This update clarifies that the release of cumulative translation adjustments into net income is required for both an entity ceasing to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity and when there is a loss of a controlling financial interest in a foreign entity or a step acquisition involving an equity method investment that is a foreign entity. The updated guidance is effective for annual and interim periods beginning after December 15, 2013. Adoption of this guidance did not have a material impact on our consolidated financial statements.

Note 2 – Investment in Affiliates, net

Investments in affiliates are accounted for under the equity method of accounting as we are deemed to have significant influence over the affiliate but do not control or have a majority voting interest in the affiliate. Investments are carried at the cost of acquisition, including subsequent capital contributions and loans from us, plus our equity in undistributed earnings or losses since inception of the investment. We recorded equity in earnings of affiliates, net of tax of $4.0 million and $5.7 million for the three months ended September 30, 2014 and 2013, respectively, and $10.3 million and $23.8 million for the nine months ended September 30, 2014 and 2013, respectively. We recorded income tax expense on these earnings of $2.5 million and $3.5 million for the three months ended September 30, 2014 and 2013, respectively, and $6.4 million and $14.8 million for the nine months ended September 30, 2014 and 2013, respectively.

One of our subsidiaries owns a 50.1% interest in RELS LLC ("RELS"), a provider of appraisals and appraisal management services used in connection with mortgage loan originations. This investment in affiliate contributed 76.5% and 75.8% of our total equity in earnings of affiliates, net of tax, for the three months ended September 30, 2014 and 2013, respectively, and 81.6% and 73.0% for the nine months ended September 30, 2014 and 2013, respectively.

The following summarized financial information for this investment (assuming 100% ownership interest), has been revised to correct an error in the financial statements prepared by RELS related to the presentation of expenses and other from a net basis to a gross basis for certain costs. The effect of the change was an increase to previously reported revenue and an increase to previously reported expenses and other of $1.8 million for the nine months ended September 30, 2013. There is no net income impact and therefore no impact on the total equity in earnings of affiliates recorded by the Company for this investment.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Statements of income
Total revenues	$57,777	$79,373	$166,278	$289,830
Expenses and other	47,800	64,951	139,134	231,929
Net income attributable to RELS LLC	$9,977	$14,422	$27,144	$57,901
CoreLogic equity in earnings of affiliate, pre-tax	$4,998	$7,225	$13,599	$29,008

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

Note 3 – Marketable Securities

Our marketable securities consist primarily of investments in preferred stock of $21.8 million and $22.2 million as of September 30, 2014 and December 31, 2013, respectively. We classify our marketable securities as available-for-sale and carry them at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive income. There were no gains or losses recognized on sales of marketable securities for the three and nine months ended September 30, 2014 and 2013.

Note 4 - Property and Equipment, Net

Property and equipment, net as of September 30, 2014 and December 31, 2013 consists of the following:

(in thousands)	2014	2013
Land	$4,000	$4,000
Buildings	230	10,780
Furniture and equipment	99,734	90,420
Capitalized software	687,815	498,522
Leasehold improvements	50,853	50,369
	842,632	654,091
Less accumulated depreciation	(476,882)	(456,549)
Property and equipment, net	$365,750	$197,542

For the three and nine months ended September 30, 2014, we recorded a gain of $13.8 million from the sale of real estate related assets. Depreciation expense for property and equipment was approximately $17.5 million and $12.8 million for the three months ended September 30, 2014 and 2013, respectively, and $48.5 million and $47.9 million for the nine months ended September 30, 2014 and 2013, respectively. See Note 10 - Fair Value of Financial Instruments for further discussion on property and equipment, net measured at fair value on a nonrecurring basis.

Note 5 – Goodwill, net

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by reporting unit, for the nine months ended September 30, 2014, is as follows:

(in thousands)	D&A	TPS	Consolidated
Balance as of January 1, 2014
Goodwill	$689,442	$708,757	$1,398,199
Accumulated impairment losses	(600)	(6,925)	(7,525)
Goodwill, net	688,842	701,832	1,390,674
Acquisitions	285,745	29,940	315,685
Transfer from assets of discontinued operations	—	77,616	77,616
Impairment loss on transferred assets of discontinued operations	—	(3,900)	(3,900)
Translation adjustments	(3,291)	(107)	(3,398)
Under-banked credit services reclassification	(9,044)	9,044	—
Other	2,714	—	2,714
Balance as of September 30, 2014
Goodwill, net	$964,966	$814,425	$1,779,391

In connection with our acquisition of MSB/DataQuick, we preliminarily recorded $279.5 million of goodwill within our D&A reporting unit and $29.9 million of goodwill within our TPS reporting unit for the nine months ended September 30, 2014. Further, for the nine months ended September 30, 2014, we recorded $2.3 million of goodwill in connection with our acquisition of Terralink International Limited ("Terralink") and preliminarily recorded $3.9 million of goodwill in connection with acquisitions that were not significant, all of which were within our D&A reporting unit. See Note 13 - Acquisitions for additional information.

In December 2013, we concluded the businesses comprising the AMPS segment were not core to our long term strategy and we would actively pursue the sale of the AMPS reporting segment. As part of the process of marketing the sale of these businesses, we developed long-term projections and obtained indicative fair market values from potential participants. The level of indicative values was below the net book value of the businesses being marketed; therefore, we recorded a pre-tax non-cash impairment charge related to the previously reported AMPS discontinued operation's goodwill of $51.8 million in the fourth quarter of 2013, of which $42.2 million related to the businesses previously held as discontinued operations that have now been presented in continuing operations as noted below. During the second quarter of 2014, we identified an error which understated the 2013 goodwill impairment charge by $3.9 million previously recorded within discontinued operations and transferred to continuing operations in the third quarter of 2014 as noted below. See Note 1 - Basis of Condensed Consolidated Financial Statements for further discussion.

On September 30, 2014, we concluded to cease pursuing the sale of our technology solutions, solutions express and outsourcing services product lines. These product lines were formerly part of our AMPS segment, previously reflected as discontinued operations, and are now reflected as part of continuing operations within our TPS segment. At September 30, 2014, we allocated the former AMPS reporting unit goodwill between the businesses sold and the retained product lines based on their relative fair value and also evaluated the retained goodwill of $73.7 million at the TPS reporting unit level noting no additional impairment indicators. See Note 1 - Basis of Condensed Consolidated Financial Statements for further discussion.

In September 2014, we transferred our under-banked credit services from our D&A segment to our TPS segment, see Note 1 - Basis of Condensed Consolidated Financial Statements. As a result, we revised our reporting for segment disclosure purposes, see Note 16 - Segment Financial Information, and reassessed our reporting units for purposes of evaluating the carrying value of our goodwill. This assessment required us to perform a third quarter reassignment of our goodwill to each reporting unit impacted using the relative fair value approach based on the fair value of the reporting unit as of August 31, 2014. As of September 30, 2014 and December 31, 2013, the assessment resulted in $8.9 million and $9.0 million, respectively, of goodwill allocated to our TPS reporting unit from D&A.

Note 6 – Other Intangible Assets, net

Other intangible assets consist of the following:

	September 30, 2014			December 31, 2013
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$390,897	$(186,666)	$204,231	$318,939	$(165,578)	$153,361
Non-compete agreements	9,339	(7,191)	2,148	9,150	(6,659)	2,491
Trade names and licenses	93,783	(16,519)	77,264	31,108	(11,152)	19,956
	$494,019	$(210,376)	$283,643	$359,197	$(183,389)	$175,808

Amortization expense for other intangible assets was $10.2 million and $9.1 million for the three months ended September 30, 2014 and 2013, respectively, and $27.8 million and $26.3 million for the nine months ended September 30, 2014 and 2013, respectively.

Estimated amortization expense for other intangible assets for the next five years is as follows:

(in thousands)
Remainder of 2014	$10,153
2015	39,661
2016	33,585
2017	31,667
2018	30,825
Thereafter	137,752
$283,643

Note 7 – Long-Term Debt

Our long-term debt consists of the following:

	September 30,	December 31,
(in thousands)	2014	2013
Acquisition-related note:
Non-interest bearing acquisition note, $5.0 million installment due March 2016	$4,552	$9,276
Notes:
7.25% senior notes due June 2021	393,000	393,000
5.7% senior debentures due August 2014	—	825
7.55% senior debentures due April 2028	59,645	59,645
Bank debt:
Revolving line of credit borrowings due March 2019, weighted-average interest rate of 3.27% at September 30, 2014	145,000	—
Term loan facility borrowings due March 2019, weighted-average interest rate of 2.32% at September 30, 2014	807,500	—
Revolving line of credit borrowings due May 2016, weighted-average interest rate of 1.9% at December 31, 2013, extinguished in March 2014	—	100,000
Term loan facility borrowings due May 2016, weighted-average interest rate of 2.9% at December 31, 2013, extinguished in March 2014	—	275,625
Other debt:
Various interest rates with maturities through 2018	2,037	1,559
Total long-term debt	1,411,734	839,930
Less current portion of long-term debt	21,927	28,154
Long-term debt, net of current portion	$1,389,807	$811,776

Senior Notes

On May 20, 2011, we issued $400.0 million aggregate principal amount of 7.25% senior notes due 2021 (the "Notes"). The Notes are guaranteed on a senior unsecured basis by each of our existing and future direct and indirect subsidiaries that guarantee our Credit Agreement (defined below). Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is 100% owned and the guarantees of the Notes are joint and several and full and unconditional. The combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the combined consolidating adjustments and eliminations and the consolidated accounts for CoreLogic, Inc. (the "Parent") for the dates and periods indicated are included in Note 17 - Guarantor Subsidiaries. The guarantees are subject to release under certain customary circumstances. The indenture governing the Notes provides that the guarantees may be automatically and unconditionally released only upon the following circumstances: 1) the guarantor is sold or sells all of its assets in compliance with the terms of the indenture; 2) the guarantor is released from its guarantee obligations under the Credit Agreement; 3) the guarantor is properly designated as an “unrestricted subsidiary;” or 4) the requirements for legal or covenant defeasance or satisfaction and discharge have been satisfied. The maximum potential amounts that could be required to be paid under the guarantees are essentially equal to the outstanding principal and interest under the Notes. There are no significant restrictions on the ability of the Parent or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan. The Notes bear interest at 7.25% per annum and mature on June 1, 2021. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2011. As of September 30, 2014, we were in compliance with all of our covenants under the indenture.

Credit Agreement

On March 25, 2014, we entered into a senior secured credit facility (the "Credit Agreement") with Bank of America, N.A. as administrative agent and other financial institutions, which replaced our previous senior secured credit facility that was entered into on May 23, 2011 (the "Terminated Credit Agreement"). The Credit Agreement provides for an $850.0 million five-year term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility"). The

Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $500.0 million in the aggregate. For the nine months ended September 30, 2014, we prepaid $21.3 million of outstanding indebtedness under the Term Facility. This prepayment was applied to the most current portion of the term loan amortization schedule. As of September 30, 2014, we were in compliance with all of our covenants under the Credit Agreement.

As of September 30, 2014 and December 31, 2013, we have recorded $15.5 million and $4.6 million, respectively, of accrued interest expense.

Debt Issuance Costs

In connection with entering into the Credit Agreement, we incurred approximately $14.0 million of debt issuance costs of which $0.5 million was recorded as interest expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2014. We capitalized the remaining $13.5 million of debt issuance costs, within other assets in the accompanying condensed consolidated balance sheet as of September 30, 2014, and will amortize these costs over the term of the Credit Agreement. When we entered into the Credit Agreement, we had unamortized costs of $5.4 million related to previously recorded debt issuance costs, which we will amortize over the term of the Credit Agreement. In connection with entering into the Credit Agreement, during the nine months ended September 30, 2014, we wrote-off $0.8 million of unamortized debt issuance costs.

Acquisition-Related Notes

In March 2011, we entered into a settlement services joint venture with Speedy Title & Appraisal Review Services LLC ("STARS"). Our initial investment in STARS was $20.0 million and we also issued a note payable for an additional $15.0 million of consideration, which is non-interest bearing and due in three equal installments. As of September 30, 2014, the discounted balance outstanding under the note was $4.6 million.

Interest Rate Swaps

In May 2014, we entered into amortizing interest rate swap transactions ("Swaps"). The Swaps become effective on December 31, 2014 and terminate in March 2019. The Swaps are for an initial notional balance of $500.0 million, with a fixed interest rate of 1.57%, and amortize quarterly by $12.5 million through December 31, 2017 and $25.0 million through December 31, 2018, with a remaining notional amount of $250.0 million. Previous amortizing interest rate swap transactions entered into in June 2011 were terminated with a realized loss of $4.1 million for the nine months ended September 30, 2014 upon full repayment of the underlying debt associated with the Terminated Credit Agreement.

We entered into the Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges resulted in an asset of $0.6 million and a liability of $4.0 million at September 30, 2014 and December 31, 2013, respectively, which is included in the accompanying consolidated balance sheets as a component of other liabilities.

Unrealized gains of $1.0 million (net of $0.6 million in deferred taxes) and less than $0.1 million were recognized in other comprehensive income related to the Swaps for the three months ended September 30, 2014 and 2013, respectively. In addition, unrealized gains of $0.3 million (net of less than $0.2 million in deferred taxes) and $1.3 million (net of $0.8 million in deferred taxes) were recognized in other comprehensive income related to the Swaps for the nine months ended September 30, 2014 and 2013, respectively.

Note 8 – Income Taxes

The effective income tax rate, provision or benefit, for income taxes as a percentage of income from continuing operations before equity in earnings of affiliates and income taxes was 23.7% and 34.4% for the three months ended September 30, 2014 and 2013, respectively, and 26.5% and 36.9% for the nine months ended September 30, 2014 and 2013, respectively. The change in the effective income tax rates was primarily attributable to research credits, goodwill and foreign rate differentials in jurisdictions with tax rates lower than the U.S. as well as a valuation allowance recorded against certain foreign losses.

Income taxes included in equity in earnings of affiliates were $2.5 million and $3.5 million for the three months ended September 30, 2014 and 2013, respectively, and $6.4 million and $14.8 million for the nine months ended September 30, 2014 and 2013, respectively. For the purpose of segment reporting, these amounts are not reflected at the segment level but are recorded within corporate.

The decrease in the Company’s reserves for uncertain tax positions during the period ended September 30, 2014, relates primarily to the settlement of the Company’s claim, on behalf of First American Financial Corporation (“FAFC”), for an uncertain tax position on a prior year return. The claim is for FAFC losses reported and is subject to indemnification by FAFC under the Tax Sharing Agreement. As of September 30, 2014, the liability was reduced by approximately $29.6 million of which the impact to net income was zero.

The Company’s material jurisdiction is the United States. With a few minor exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations by tax authorities for years prior to December 31, 2006. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions could significantly increase or decrease with the next 12 months. These changes may be the result of items such as ongoing audits, competent authority proceedings related to transfer pricing or the expiration of federal and statutes of limitation for the assessment of taxes.

Note 9 – Earnings Per Share

The following is a reconciliation of net income per share, using the treasury-stock method:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
(in thousands, except per share amounts)
Numerator for basic and diluted net income/(loss) per share:
Net income from continuing operations	$49,719	$43,382	$73,281	$109,642
(Loss)/income from discontinued operations, net of tax	(4,856)	5,332	(15,219)	17,935
Gain/(loss) from sale of discontinued operations, net of tax	476	(5,052)	476	(6,796)
Net income attributable to CoreLogic	$45,339	$43,662	$58,538	$120,781
Denominator:
Weighted-average shares for basic income per share	90,518	94,773	91,234	95,802
Dilutive effect of stock options and restricted stock units	1,469	2,020	1,599	1,870
Weighted-average shares for diluted income per share	91,987	96,793	92,833	97,672
Income per share
Basic:
Net income from continuing operations	$0.55	$0.46	$0.80	$1.14
(Loss)/income from discontinued operations, net of tax	(0.05)	0.06	(0.17)	0.19
Gain/(loss) from sale of discontinued operations, net of tax	0.01	(0.05)	0.01	(0.07)
Net income attributable to CoreLogic	$0.51	$0.47	$0.64	$1.26
Diluted:
Net income from continuing operations	$0.54	$0.45	$0.79	$1.12
(Loss)/income from discontinued operations, net of tax	(0.05)	0.06	(0.16)	0.18
Gain/(loss) from sale of discontinued operations, net of tax	0.01	(0.05)	0.01	(0.07)
Net income attributable to CoreLogic	$0.50	$0.46	$0.64	$1.23

For the three months ended September 30, 2014 and 2013, 0.4 million stock options and 0.6 million stock options and restricted stock units ("RSUs"), respectively, were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect. For the nine months ended September 30, 2014 and 2013, 0.3 million stock options and 0.8 million stock options, RSUs and performance-based restricted stock units ("PBRSUs"), respectively, were excluded from the weighted average diluted common shares outstanding due to their antidilutive effect.

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

Interest rate swap agreements

The fair value of the interest rate swap agreements were estimated based on market value quotes received from the counter parties to the agreements.

The fair values of our financial instruments as of September 30, 2014 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Fair Value
Financial Assets:
Cash and cash equivalents	$127,618	$—	$127,618
Restricted cash	—	13,493	13,493
Equity securities	21,828	—	21,828
Total Financial Assets	$149,446	$13,493	$162,939

Financial Liabilities:
Total debt	$—	$1,416,631	$1,416,631

Derivatives:
Asset for interest rate swap agreements	$—	$579	$579

The fair values of our financial instruments as of December 31, 2013 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Fair Value
Financial Assets:
Cash and cash equivalents	$134,419	$—	$134,419
Restricted cash	—	12,050	12,050
Equity securities	22,220	—	22,220
Total Financial Assets	$156,639	$12,050	$168,689

Financial Liabilities:
Total debt	$—	$869,232	$869,232

Derivatives:
Liability for interest rate swap agreements	$—	$4,020	$4,020

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of September 30, 2014 and impairment losses for the three and nine months ended September 30, 2014:

	As of September 30, 2014
	Fair Value Measurements Using			Impairment Losses
	Level 1	Level 2	Level 3	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Property and equipment, net	$—	$—	$—	$666	$988
Goodwill, net	—	—	—	—	3,900
Investment in affiliates, net	—	—	—	—	360
	$—	$—	$—	$666	$5,248

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of September 30, 2013 and impairment losses for the three and nine months ended September 30, 2013:

	As of September 30, 2013
	Fair Value Measurements Using			Impairment Losses
	Level 1	Level 2	Level 3	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Property and equipment, net	$—	$—	$—	$—	$1,721
	$—	$—	$—	$—	$1,721

We recorded non-cash impairment charges of $0.7 million for the three months ended September 30, 2014, and $1.0 million and $1.7 million for the nine months ended September 30, 2014 and 2013, respectively, in our property and equipment, net primarily related to internally developed software. In addition, we recorded non-cash impairment charges of $3.9 million for the nine months ended September 30, 2014 in our goodwill, net related to our technology solutions, solutions express and outsourcing services. See Note 5 - Goodwill, net for further discussion. Finally, we recorded non-cash impairment charges of $0.4 million for the nine months ended September 30, 2014 in our investment in affiliates, net due to other than temporary loss in value from the absence of an ability to recover the carrying amount of the investment.

Note 11 – Stock-Based Compensation

We currently issue equity awards under the CoreLogic, Inc. 2011 Performance Incentive Plan (the “Plan”) which was approved by our stockholders at our Annual Meeting held on May 19, 2011 and amended on July 29, 2014. The amended Plan permits the grant of RSUs, PBRSUs, stock options, stock appreciation rights, stock bonuses and other forms of awards granted or denominated in our common stock, as well as cash bonus awards. The amended Plan was adopted, in part, to make 20,500,000 shares of the Company's common stock available for award grants, so we have sufficient authority and flexibility to adequately provide for future incentives. Prior to the approval of the Plan, we issued share-based awards under the CoreLogic, Inc. 2006 Incentive Plan (the “2006 Plan”).

We primarily utilize RSUs, PBRSUs and stock options as our share-based compensation instruments for employees and directors. The fair value of any share-based compensation instrument grant is based on the market value of our shares on the date of grant and is recognized as compensation expense over its vesting period.

Restricted Stock Units

For the nine months ended September 30, 2014 and 2013, we awarded 774,414 and 703,828 RSUs, respectively, with an estimated grant date fair value of $23.7 million and $18.3 million, respectively. The RSU awards will vest ratably over three years.

RSU activity for the nine months ended September 30, 2014 is as follows:

	Number of	Weighted-Average Grant-Date
(in thousands, except weighted-average fair value prices)	Shares	Fair Value
Unvested RSUs outstanding at December 31, 2013	1,466	$22.13
RSUs granted	774	$30.56
RSUs vested	(615)	$20.49
RSUs forfeited	(141)	$26.03
Unvested RSUs outstanding at September 30, 2014	1,484	$26.84

As of September 30, 2014, there was $24.5 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.1 years. The fair value of RSUs is based on the market value of the Company’s common stock on the date of grant.

Performance-Based Restricted Stock Units

For the nine months ended September 30, 2014 and 2013, we awarded 367,558 and 408,344 PBRSUs, respectively, with an estimated grant date fair value of $11.6 million and $10.6 million, respectively. These awards are subject to service-based, performance-based and market-based vesting. The performance period for the majority of PBRSUs awarded during the nine months ended September 30, 2014 is from January 1, 2014 to December 31, 2016 and the performance metric is adjusted earnings per share and market-based conditions. Subject to satisfaction of the performance criteria, the 2014 awards will vest on December 31, 2016.

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

	For the Nine Months Ended September 30,
	2014	2013

Expected dividend yield	—%	—%
Risk-free interest rate (1)	0.74%	0.41%
Expected volatility (2)	27.88%	29.87%
Average total shareholder return (2)	(0.90)%	17.87%

(1)	The risk-free interest rate for the periods within the contractual term of the PBRSUs is based on the U.S. Treasury yield curve in effect at the time of the grant.

(2)
The expected volatility and average total shareholder return is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

PBRSU activity for the nine months ended September 30, 2014, is as follows:

	Number of	Weighted-Average Grant-Date
(in thousands, except weighted-average fair value prices)	Shares	Fair Value
Unvested PBRSUs outstanding at December 31, 2013	1,247	$18.52
PBRSUs granted	368	$31.46
PBRSUs vested	(612)	$16.92
PBRSUs forfeited	(70)	$23.21
Unvested PBRSUs outstanding at September 30, 2014	933	$22.26

As of September 30, 2014, there was $9.6 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 2.0 years. The fair value of PBRSUs is based on the market value of the Company's common stock on the date of grant.

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

For the nine months ended September 30, 2014 and 2013, we awarded 290,737 and 435,367 options, respectively, with an estimated fair value of $9.1 million and $11.3 million, respectively. Option activity for the nine months ended September 30, 2014 is as follows:

(in thousands, except weighted-average price)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	2,663	$21.12
Options granted	291	$31.46
Options exercised	(140)	$18.14
Options canceled	(63)	$24.25
Options outstanding at September 30, 2014	2,751	$22.29	4.9	$14,436
Options vested and expected to vest at September 30, 2014	2,718	$22.22	4.9	$14,390
Options exercisable at September 30, 2014	2,099	$21.09	3.8	$12,592

As of September 30, 2014, there was $4.5 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 1.9 years.

The intrinsic value of options exercised was $1.7 million and $3.2 million for the nine months ended September 30, 2014 and 2013, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

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

The following table sets forth the stock-based compensation expense recognized for the nine months ended September 30, 2014 and 2013.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
RSUs	$4,316	$2,606	$14,746	$9,908
PBRSUs	1,227	280	3,973	7,468
Stock options	778	857	2,999	2,985
Employee stock purchase plan	151	134	563	449
	$6,472	$3,877	$22,281	$20,810

The above includes $0.4 million and $0.3 million of stock-based compensation expense within cost of services in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2014 and 2013, respectively, and $1.4 million and $0.7 million for the nine months ended September 30, 2014 and 2013, respectively. It also includes $0.1 million and less than $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2014 and 2013, respectively, of stock-based compensation expense reported within (loss)/income from discontinued operations in the accompanying condensed consolidated statements of operations.

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

On July 2, 2010, the court denied plaintiff's first motion for class certification. On November 19, 2010, the plaintiffs filed a renewed motion for class certification. On April 25, 2012, the court granted plaintiffs' renewed motion and certified a nationwide class of all persons who, on or after June 1, 2006, received home loans from WaMu in connection with appraisals that were obtained through eAppraiseIT. On July 12, 2012, the Ninth Circuit Court of Appeals declined to review the class certification order. Following discovery, on July 1, 2014 the defendant filed motions for summary judgment and to decertify the class. On September 16, 2014 the trial court granted summary judgment against one named plaintiff but denied it as to the other, denied the motion to decertify the class, and bifurcated trial into two phases with the first phase to begin November 24, 2014. The parties thereafter conducted a court-ordered mediation and subsequently reached agreement in principle to settle the case for a total of $9.9 million inclusive of attorney fees, subject to court approval. This amount has been reserved and recorded within loss from discontinued operations, net of tax for the three months ended September 30, 2014.

Separation

Following the spin-off of our financial services businesses into a new, publicly-traded, New York Stock Exchange-listed company called FAFC in June 2010 (the “Separation”), we are responsible for a portion of FAFC's contingent and other corporate liabilities. In the Separation and Distribution Agreement we entered into in connection with the Separation, we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary. At September 30, 2014, no reserves were considered necessary.

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

Note 13 – Acquisitions

In March 2014, we completed the acquisition of Marshall & Swift/Boeckh ("MSB") and DataQuick Information Systems ("DataQuick"). In addition, we acquired the assets of the credit, flood services and automated valuation model operations of DataQuick Lending Solutions and certain intellectual property assets of Decision Insight Information Group S.à r.l. The total consideration paid in connection with the MSB/DataQuick acquisition was approximately $652.5 million in cash, which was funded through borrowings. The acquisition of MSB/DataQuick significantly expands our footprint in property and casualty insurance and adds scale to our existing property data and analytics business, which is a contributing factor to the recording of goodwill. The operations of MSB's and DataQuick's data licensing and analytics units are reported within our D&A segment and DataQuick's flood zone determination and credit servicing operations are reported within our TPS segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. Any excess of the purchase price over the fair value of identified assets acquired and liabilities assumed is recognized as goodwill. The purchase price allocation is subject to change based on our final determination of fair value. The purchase price allocation is preliminary subject to the finalization of certain tax and working capital matters. The preliminary allocation of the purchase price is as follows:

(in thousands)
Cash and cash equivalents	$36
Accounts receivable	9,227
Prepaid expenses and other current assets	2,190
Deferred income tax assets, current	8,589
Property and equipment	177,311
Goodwill (1)	309,448
Other intangible assets	129,400
Deferred income tax, net of current	26,072
Investment in affiliates	18,300
Total assets acquired	$680,573
Accounts payable and accrued expenses	3,957
Deferred revenue, current	22,403
Deferred revenue, net of current	1,663
Net assets acquired	$652,519

(1)
Goodwill of $309.4 million includes $144.6 million of deductible basis for tax purposes. Goodwill was reduced by approximately $53.8 million from the initial amount recorded in the first quarter of 2014, as a result of a change in the purchase price allocation for certain working capital and tax adjustments.

We reported revenues of approximately $46.3 million from the MSB/DataQuick acquisition from the acquisition date of March 25, 2014 through September 30, 2014. The financial information in the table below summarizes the combined results of operations of MSB/DataQuick and us on a pro forma basis as though the companies had been combined as of January 1, 2013. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes elimination of intercompany revenue, the impact of fair value adjustments to deferred revenue, amortization expense from acquired intangible assets, adjustments to interest expense and related tax effects.

The pro forma financial information for the three and nine months ended September 30, 2014 and 2013 combines our results of operations for the periods presented.

	Pro Forma
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Net revenues	$385,764	$382,797	$1,123,908	$1,127,719
Net income	$44,314	$42,689	$63,652	$110,055

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

For the nine months ended September 30, 2014, we incurred $9.5 million of acquisition-related costs within selling, general and administrative expenses on our condensed consolidated statements of operations.

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

In September 2013, we acquired an additional 10% interest in Property IQ Ltd. ("PIQ") for NZD$3.3 million, or $2.6 million, resulting in a 60.0% controlling interest. In connection with the acquisition, the seller has the right to sell their remaining noncontrolling shares in PIQ to us (the "put") and we have the right to purchase the remaining noncontrolling interest in PIQ at fair value (the "call"). As the call and put do not represent separate assets or liabilities and the exercise of the put is outside of our control, the noncontrolling interest of NZD$13.2 million, or $10.2 million, was recorded on the date of acquisition as redeemable noncontrolling interest in the accompanying condensed consolidated balance sheet. We recognized $0.4 million and less than $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and $0.9 million and less than $0.1 million for the nine months ended September 30, 2014 and 2013, respectively, of net income in connection with the redeemable noncontrolling interest.

Note 15 – Discontinued Operations

In December 2013, we concluded the businesses comprising the AMPS segment were not core to our long term strategy and we would actively pursue the sale of the AMPS reporting segment. On September 30, 2014, we completed the sale of our collateral solutions and field services businesses for total consideration of $29.1 million, subject to working capital adjustments, as well as potential earn-outs of up to $20.0 million, which will be recognized when realized. These businesses were previously included in our AMPS reporting segment. Additionally, we concluded to cease pursuing the sale of the remaining AMPS related product lines. Consequently, as of September 30, 2014, our technology solutions, solutions express and outsourcing services are reflected as part of continuing operations and held and used in our consolidated financial statements and have been included within our TPS segment for all periods presented. See Note 1 - Basis of Condensed Consolidated Financial Statements for further discussion.

For the three and nine months ended September 30, 2014, we recorded a gain from sale of discontinued operations, net of $0.5 million primarily related to $1.5 million of earn-out payments, net of tax, from previously disposed discontinued operations, partially offset by an after-tax loss of $1.1 million related to the sale of our collateral solutions and field services businesses. For the three and nine months ended September 30, 2013, we recorded a loss from the sale of discontinued operations, net of $5.1 million and $6.8 million, respectively, primarily related to an estimated settlement of tax contingencies of $7.4 million, partially offset by $1.5 million of earn-out payments, net of tax, from previously disposed discontinued operations. For the nine months ended September 30, 2013, we also recorded an after-tax loss of $1.8 million from the sale of a product line within our AMPS segment.

Summarized below are certain assets and liabilities classified as discontinued operations as of September 30, 2014 and December 31, 2013:

(in thousands)	D&A		TPS
As of September 30, 2014	Marketing	Consumer	Appraisal	AMPS	Total
Deferred income tax assets, current	$—	$—	$—	$3,806	$3,806
Other current assets	177	149	200	835	1,361
Property and equipment, net	—	—	—	—	—
Goodwill and other identifiable intangible assets, net	—	—	—	—	—
Other assets	—	—	—	—	—
Total assets	$177	$149	$200	$4,641	$5,167

Accounts payable and accrued expenses	$572	$—	$14,502	$4,451	$19,525
Other liabilities	166	88	556	3,145	3,955
Total liabilities	$738	$88	$15,058	$7,596	$23,480

As of December 31, 2013
Accounts receivable	$—	$—	$—	$14,073	$14,073
Other current assets	177	149	200	2,668	3,194
Property and equipment, net	—	—	—	1,698	1,698
Goodwill and other identifiable intangible assets, net	—	—	—	19,961	19,961
Other assets	—	—	—	—	—
Total assets	$177	$149	$200	$38,400	$38,926

Accounts payable and accrued expenses	$676	$—	$3,127	$7,282	$11,085
Other liabilities	259	88	568	8,616	9,531
Total liabilities	$935	$88	$3,695	$15,898	$20,616

Summarized below are the components of our (loss)/income from discontinued operations for three and nine months ended September 30, 2014 and 2013:

(in thousands)	D&A		TPS
For the Three Months Ended September 30, 2014	Marketing	Consumer	Appraisal	AMPS	Total
Operating revenue	$—	$—	$—	$34,358	$34,358
(Loss)/income from discontinued operations before income taxes	(25)	—	(11,644)	3,864	(7,805)
Income tax (benefit)/provision	(10)	—	(681)	(2,258)	(2,949)
(Loss)/income from discontinued operations, net of tax	$(15)	$—	$(10,963)	$6,122	$(4,856)

For the Three Months Ended September 30, 2013
Operating revenue	$—	$—	$—	$48,961	$48,961
(Loss)/income from discontinued operations before income taxes	(812)	—	(1,195)	10,654	8,647
Income tax (benefit)/provision	(311)	—	(457)	4,083	3,315
(Loss)/income from discontinued operations, net of tax	$(501)	$—	$(738)	$6,571	$5,332

	D&A		TPS
For the Nine Months Ended September 30, 2014	Marketing	Consumer	Appraisal	AMPS	Total
Operating revenue	$—	$—	$—	$93,756	$93,756
(Loss)/income from discontinued operations before income taxes	(915)	—	(29,585)	8,192	(22,308)
Income tax (benefit)/provision	(350)	—	(7,544)	805	(7,089)
(Loss)/income from discontinued operations, net of tax	$(565)	$—	$(22,041)	$7,387	$(15,219)

For the Nine Months Ended September 30, 2013
Operating revenue	$—	$—	$—	$153,804	$153,804
(Loss)/income from discontinued operations before income taxes	(1,429)	196	(3,957)	34,269	29,079
Income tax (benefit)/provision	(547)	75	(1,514)	13,130	11,144
(Loss)/income from discontinued operations, net of tax	$(882)	$121	$(2,443)	$21,139	$17,935

Note 16 – Segment Information

We have organized our reportable segments into the following two segments: D&A and TPS. In September 2014, we concluded that we would cease pursuing the sale of the remaining AMPS related product lines. As a result, our technology solutions, solutions express and outsourcing services are now reported within our TPS segment. Also, in September, 2014, we transferred our under-banked credit services business from our D&A segment to our TPS segment. All segment reporting disclosures presented herein reflect these transfers. See Note 1 - Basis of Condensed Consolidated Financial Statements for further discussion.

Data & Analytics. Our D&A segment owns or licenses data assets including loan information, criminal and eviction records, employment verification, property sales and characteristic information, property risk and replacement cost, and information on mortgage-backed securities. We both license our data directly to our customers and provide our customers with analytical products and workflow solutions for risk management, multiple listing services, insurance underwriting, collateral assessment, loan quality reviews and fraud assessment. We are also a provider of geospatial proprietary software and databases combining geographic mapping and our data assets. Our primary customers are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, multiple listing service companies ("MLS") property and casualty insurance companies, title insurance companies and government agencies and sponsored enterprises.

Our D&A segment includes intercompany revenues of $1.1 million and $1.5 million for the three months ended September 30, 2014 and 2013, respectively, and $3.2 million and $7.4 million for the nine months ended September 30, 2014 and 2013, respectively. The segment also includes intercompany expenses of $1.4 million and $1.2 million for the three months ended September 30, 2014 and 2013, respectively, and $4.4 million and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively.

Technology and Processing Solutions. Our TPS segment provides property tax monitoring, flood zone certification and monitoring, credit services, mortgage loan administration and production services, lending solutions, mortgage-related business process outsourcing, technology solutions and compliance-related services. The segment’s primary customers are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, government agencies and casualty insurance companies.

Our TPS segment includes intercompany revenues of $1.3 million and $1.0 million for the three months ended September 30, 2014 and 2013, respectively, and $4.4 million and $2.6 million for the nine months ended September 30, 2014 and 2013, respectively. The segment also includes intercompany expenses of $1.1 million and $1.7 million for the three months ended September 30, 2014 and 2013, respectively, and $3.2 million and $7.4 million for the nine months ended September 30, 2014 and 2013, respectively.

Corporate consists primarily of investment gains and losses, corporate personnel and other expenses associated with our corporate functions and facilities, equity in earnings of affiliates, net of tax, and interest expense.

It is impracticable to disclose revenues from external customers for each product and service offered.

Selected financial information by reportable segment is as follows:

(in thousands)
For the Three Months Ended September 30, 2014	Operating Revenues	Depreciation and Amortization	Operating Income/(Loss)	Equity in Earnings/(Loss) of Affiliates, Net of Tax	Net Income/(Loss) From Continuing Operations	Capital Expenditures
D&A	$173,554	$26,250	$32,387	$230	$33,251	$14,367
TPS	196,282	6,571	44,608	6,312	50,846	1,855
Corporate	94	2,944	760	(2,510)	(33,974)	3,278
Eliminations	(2,476)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$367,454	$35,765	$77,755	$4,032	$50,123	$19,500

For the Three Months Ended September 30, 2013
D&A	$140,804	$18,659	$29,331	$456	$36,592	$13,996
TPS	218,170	7,985	49,411	8,786	59,311	6,076
Corporate	148	2,792	(17,381)	(3,526)	(52,476)	7,051
Eliminations	(2,541)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$356,581	$29,436	$61,361	$5,716	$43,427	$27,123

For the Nine Months Ended September 30, 2014
D&A	$483,182	$72,155	$76,343	$15	$76,990	$42,014
TPS	583,921	19,665	102,588	16,700	125,019	6,687
Corporate	20	8,816	(45,331)	(6,426)	(127,829)	13,628
Eliminations	(7,595)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$1,059,528	$100,636	$133,600	$10,289	$74,180	$62,329

For the Nine Months Ended September 30, 2013
D&A	$430,190	$55,137	$82,256	$1,639	$90,990	$40,348
TPS	655,565	23,115	154,795	36,648	192,337	14,502
Corporate	493	18,445	(75,643)	(14,439)	(173,666)	25,612
Eliminations	(10,369)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$1,075,879	$96,697	$161,408	$23,848	$109,661	$80,462

(in thousands)	As of	As of
Assets	September 30, 2014	December 31, 2013
D&A	$1,909,391	$1,306,023
TPS	1,271,995	1,257,195
Corporate	5,140,393	4,499,268
Eliminations	(4,752,032)	(4,098,281)
Consolidated (excluding assets of discontinued operations)	$3,569,747	$2,964,205

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

	Condensed Balance Sheet
	As of September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Cash and cash equivalents	$90,034	$7,067	$30,517	$—	$127,618
Accounts receivable	—	198,124	25,573	—	223,697
Other current assets	43,167	132,204	4,288	—	179,659
Property and equipment, net	17,943	319,563	28,244	—	365,750
Goodwill, net	—	1,601,528	177,863	—	1,779,391
Other identifiable intangible assets, net	305	244,112	39,226	—	283,643
Capitalized data and database cost, net	—	252,900	83,766	—	336,666
Investments in affiliates, net	—	103,432	—	—	103,432
Deferred income tax assets, long-term	58,998	—	—	(58,998)	—
Restricted cash	12,084	—	1,409	—	13,493
Investment in subsidiaries	2,316,915	—	—	(2,316,915)	—
Intercompany receivable	82,807	95,642	—	(178,449)	—
Other assets	125,934	33,092	2,539	—	161,565
Total assets	$2,748,187	$2,987,664	$393,425	$(2,554,362)	$3,574,914

Liabilities and equity:
Current liabilities	$135,305	$378,408	$44,746	$—	$558,459
Long-term debt, net of current	1,383,895	5,912	—	—	1,389,807
Deferred revenue, net of current	—	379,382	8	—	379,390
Deferred income taxes, long term	—	102,331	25,205	(58,998)	68,538
Intercompany payable	95,642	22,325	60,482	(178,449)	—
Other liabilities	96,725	31,520	2,780	—	131,025
Redeemable noncontrolling interest	—	—	11,075	—	11,075
Total CoreLogic stockholders' equity	1,036,620	2,067,786	249,129	(2,316,915)	1,036,620
Total liabilities and equity	$2,748,187	$2,987,664	$393,425	$(2,554,362)	$3,574,914

	Condensed Balance Sheet
	December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Cash and cash equivalents	$104,310	$—	$30,109	$—	$134,419
Accounts receivable	—	193,256	21,764	—	215,020
Other current assets	56,877	151,066	4,228	(193)	211,978
Property and equipment, net	20,076	149,848	27,618	—	197,542
Goodwill, net	—	1,306,471	161,819	—	1,468,290
Other identifiable intangible assets, net	348	135,326	40,134	—	175,808
Capitalized data and database cost, net	—	249,472	80,716	—	330,188
Investments in affiliates, net	—	95,343	—	—	95,343
Deferred income tax assets, long-term	58,998	—	—	(58,998)	—
Restricted cash	10,335	306	1,409	—	12,050
Investment in subsidiaries	2,210,416	—	—	(2,210,416)	—
Intercompany receivable	63,647	554,894	9,170	(627,711)	—
Other assets	118,708	41,681	2,104	—	162,493
Total assets	$2,643,715	$2,877,663	$379,071	$(2,897,318)	$3,003,131

Liabilities and equity:
Current liabilities	$107,340	$393,738	$33,206	$(193)	$534,091
Long-term debt, net of current	806,395	5,381	—	—	811,776
Deferred revenue, net of current	—	377,846	9	—	377,855
Deferred income taxes, long term	—	111,664	24,303	(58,998)	76,969
Intercompany payable	564,064	—	63,647	(627,711)	—
Other liabilities	121,544	23,050	3,271	—	147,865
Redeemable noncontrolling interest	—	—	10,202	—	10,202
Total CoreLogic stockholders' equity	1,044,373	1,965,983	244,433	(2,210,416)	1,044,373
Total liabilities and equity	$2,643,716	$2,877,662	$379,071	$(2,897,318)	$3,003,131

	Condensed Statement of Operations
	For the Three Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$329,057	$38,397	$—	$367,454
Intercompany revenues	—	—	182	(182)	—
Cost of services (exclusive of depreciation and amortization below)	—	171,419	13,768	(19)	185,168
Selling, general and administrative expenses	9,289	47,112	11,861	(163)	68,099
Depreciation and amortization	1,212	27,846	6,707	—	35,765
Impairment loss	—	667	—	—	667
Operating (loss)/income	(10,501)	82,013	6,243	—	77,755
Total interest expense, net	(17,321)	(80)	(127)	—	(17,528)
(Loss)/gain on investments and other, net	(398)	31	550	—	183
(Benefit)/provision for income taxes	(16,279)	30,786	(188)	—	14,319
Equity in earnings of affiliates, net of tax	—	4,032	—	—	4,032
Equity in earnings of subsidiary, net of tax	57,280	—	—	(57,280)	—
Net income from continuing operations, net of tax	45,339	55,210	6,854	(57,280)	50,123
Loss from discontinued operations, net of tax	—	(4,856)	—	—	(4,856)
(Loss)/gain from sale of discontinued operations, net of tax	—	(1,060)	1,536	—	476
Net income	45,339	49,294	8,390	(57,280)	45,743
Less: Net income attributable to noncontrolling interest	—	—	404	—	404
Net income attributable to CoreLogic	$45,339	$49,294	$7,986	$(57,280)	$45,339

Net income	$45,339	$49,294	$8,390	$(57,280)	$45,743
Total other comprehensive loss	(25,637)	—	(26,251)	26,251	(25,637)
Less: Comprehensive income attributable to noncontrolling interests	—	—	404	—	404
Comprehensive income/(loss) attributable to CoreLogic	$19,702	$49,294	$(18,265)	$(31,029)	$19,702

	Condensed Statement of Operations
	For the Three Months Ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$331,306	$25,275	$—	$356,581
Intercompany revenues	—	—	148	(148)	—
Cost of services (exclusive of depreciation and amortization below)	—	169,904	8,142	(148)	177,898
Selling, general and administrative expenses	11,997	66,533	9,356	—	87,886
Depreciation and amortization	962	22,752	5,722	—	29,436
Operating (loss)/income	(12,959)	72,117	2,203	—	61,361
Total interest (expense)/income, net	(11,547)	(126)	161	—	(11,512)
(Loss)/gain on investment and other, net	(260)	1,250	6,637	—	7,627
(Benefit)/provision for income taxes	(10,640)	26,994	3,411	—	19,765
Equity in earnings of affiliates, net of tax	—	5,479	237	—	5,716
Equity in earnings of subsidiary, net of tax	57,788	—	—	(57,788)	—
Net income from continuing operations, net of tax	43,662	51,726	5,827	(57,788)	43,427
Income from discontinued operations, net of tax	—	5,332	—	—	5,332
(Loss)/gain from sale of discontinued operations, net of tax	—	(6,558)	1,506	—	(5,052)
Net income	43,662	50,500	7,333	(57,788)	43,707
Less: Net income attributable to noncontrolling interest	—	—	45	—	45
Net income attributable to CoreLogic	$43,662	$50,500	$7,288	$(57,788)	$43,662

Net income	$43,662	$50,500	$7,333	$(57,788)	$43,707
Total other comprehensive loss	7,345	—	7,644	(7,644)	7,345
Less: Comprehensive income attributable to noncontrolling interests	—	—	45	—	45
Comprehensive income attributable to CoreLogic	$51,007	$50,500	$14,932	$(65,432)	$51,007

	Condensed Statement of Operations
	For the Nine Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$954,224	$105,304	$—	$1,059,528
Intercompany revenues	—	—	475	(475)	—
Cost of services (exclusive of depreciation and amortization below)	—	523,455	41,478	(17)	564,916
Selling, general and administrative expenses	40,975	184,277	30,694	(458)	255,488
Depreciation and amortization	3,606	77,271	19,759	—	100,636
Impairment loss	—	4,888	—	—	4,888
Operating (loss)/income	(44,581)	164,333	13,848	—	133,600
Total interest expense, net	(48,029)	(194)	(1,241)	—	(49,464)
(Loss)/gain on investments and other, net	(3,413)	5,688	550	—	2,825
(Benefit)/provision for income taxes	(41,306)	59,657	4,719	—	23,070
Equity in earnings of affiliates, net of tax	—	10,289	—	—	10,289
Equity in earnings of subsidiary, net of tax	113,255	—	—	(113,255)	—
Net income from continuing operations, net of tax	58,538	120,459	8,438	(113,255)	74,180
Loss from discontinued operations, net of tax	—	(15,219)	—	—	(15,219)
(Loss)/gain from sale of discontinued operations, net of tax	—	(1,060)	1,536	—	476
Net income	58,538	104,180	9,974	(113,255)	59,437
Less: Net income attributable to noncontrolling interest	—	—	899	—	899
Net income attributable to CoreLogic	$58,538	$104,180	$9,075	$(113,255)	$58,538

Net income	$58,538	$104,180	$9,974	$(113,255)	$59,437
Total other comprehensive loss	(6,305)	—	(8,709)	8,709	(6,305)
Less: Comprehensive income attributable to noncontrolling interests	—	—	899	—	899
Comprehensive income attributable to CoreLogic	$52,233	$104,180	$366	$(104,546)	$52,233

	Condensed Statement of Operations
	For the Nine Months Ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$1,003,699	$72,180	$—	$1,075,879
Intercompany revenues	—	—	493	(493)	—
Cost of services (exclusive of depreciation and amortization below)	—	513,666	26,623	(493)	539,796
Selling, general and administrative expenses	49,450	200,879	25,928	—	276,257
Depreciation and amortization	2,655	76,579	17,463	—	96,697
Impairment loss	—	1,721	—	—	1,721
Operating (loss)/income	(52,105)	210,854	2,659	—	161,408
Total interest (expense)/income, net	(34,993)	(345)	468	—	(34,870)
Gain on investments and other, net	1,474	1,251	6,637	—	9,362
(Benefit)/provision for income taxes	(33,583)	80,056	3,614	—	50,087
Equity in earnings of affiliates, net of tax	—	23,053	795	—	23,848
Equity in earnings of subsidiary, net of tax	172,822	—	—	(172,822)	—
Net income from continuing operations, net of tax	120,781	154,757	6,945	(172,822)	109,661
Income/(loss) from discontinued operations, net of tax	—	18,107	(172)	—	17,935
(Loss)/gain on sale of discontinued operations, net of tax	—	(8,302)	1,506	—	(6,796)
Net income	120,781	164,562	8,279	(172,822)	120,800
Less: Net income attributable to noncontrolling interest	—	—	19	—	19
Net income attributable to CoreLogic	$120,781	$164,562	$8,260	$(172,822)	$120,781

Net income	$120,781	$164,562	$8,279	$(172,822)	$120,800
Total other comprehensive loss	(31,127)	—	(32,289)	32,289	(31,127)
Less: Comprehensive income attributable to noncontrolling interests	—	—	19	—	19
Comprehensive income/(loss) attributable to CoreLogic	$89,654	$164,562	$(24,029)	$(140,533)	$89,654

	Condensed Statement of Cash Flows
	For the Nine Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	$(7,831)	$190,961	$27,613	$—	$210,743
Net cash used in by operating activities - discontinued operations	—	(2,104)	—	—	(2,104)
Total cash (used in)/provided by operating activities	$(7,831)	$188,857	$27,613	$—	$208,639
Cash flow from investing activities:
Purchases of property and equipment	$(1,430)	$(28,016)	$(7,676)	$—	$(37,122)
Purchases of capitalized data and other intangible assets	—	(22,258)	(2,949)	—	(25,207)
Cash paid for acquisitions, net of cash acquired	—	(643,218)	(29,118)	—	(672,336)
Proceeds from sale of discontinued operations	—	25,525	—	—	25,525
Proceeds from sale of property and equipment	—	13,937	—	—	13,937
Change in restricted cash	(1,750)	307	—	—	(1,443)
Net cash used in investing activities - continuing operations	(3,180)	(653,723)	(39,743)	—	(696,646)
Net cash provided by investing activities - discontinued operations	—	—	1,536	—	1,536
Total cash used in investing activities	$(3,180)	$(653,723)	$(38,207)	$—	$(695,110)
Cash flow from financing activities:
Proceeds from long-term debt	$690,017	$—	$—	$—	$690,017
Debt issuance costs	(14,042)	—	—	—	(14,042)
Repayments of long-term debt	(113,967)	(4,869)	—	—	(118,836)
Shares repurchased and retired	(72,781)	—	—	—	(72,781)
Proceeds from issuance of stock related to stock options and employee benefit plans	5,736	—	—	—	5,736
Minimum tax withholding paid on behalf of employees for restricted stock units	(15,247)	—	—	—	(15,247)
Excess tax benefit related to stock options	6,352	—	—	—	6,352
Intercompany payments	(665,031)	(179,187)	—	844,218	—
Intercompany proceeds	179,187	653,885	11,146	(844,218)	—
Net cash provided by financing activities - continuing operations	224	469,829	11,146	—	481,199
Net cash provided by financing activities - discontinued operations	—	—	—	—	—
Total cash provided by financing activities	$224	$469,829	$11,146	$—	$481,199
Effect of exchange rate on cash	—	—	(144)	—	(144)
Net (decrease)/increase in cash and cash equivalents	(10,787)	4,963	408	—	(5,416)

Cash and cash equivalents at beginning of period	104,310	—	30,109	—	134,419
Less: Change in cash and cash equivalents - discontinued operations	—	(2,104)	1,536	—	(568)
Plus: Cash swept (to)/ from discontinued operations	(3,489)	—	1,536	—	(1,953)
Cash and cash equivalents at end of period	$90,034	$7,067	$30,517	$—	$127,618

	Condensed Statement of Cash Flows
	For the Nine Months Ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash provided by operating activities - continuing operations	$3,304	$218,562	$15,655	$—	$237,521
Net cash provided by operating activities - discontinued operations	—	22,235	1,334	—	23,569
Total cash provided by operating activities	$3,304	$240,797	$16,989	$—	$261,090
Cash flow from investing activities:
Purchases of property and equipment	$(6,333)	$(39,614)	$(5,720)	$—	$(51,667)
Purchases of capitalized data and other intangible assets	(362)	(24,725)	(3,708)	—	(28,795)
Cash paid for acquisitions, net of cash acquired	—	(71,446)	542	—	(70,904)
Cash received from sale of discontinued operations	—	2,263	—	—	2,263
Purchases of investments	—	(2,351)	—	—	(2,351)
Change in restricted cash	3,678	—	2,050	—	5,728
Net cash used in investing activities - continuing operations	(3,017)	(135,873)	(6,836)	—	(145,726)
Net cash used provided by investing activities - discontinued operations	—	1,863	—	—	1,863
Total cash used in investing activities	$(3,017)	$(134,010)	$(6,836)	$—	$(143,863)
Cash flow from financing activities:
Proceeds from long-term debt	$—	$1,075	$—	$—	$1,075
Repayments of long-term debt	(4,375)	(141)	—	—	(4,516)
Shares repurchased and retired	(133,565)	—	—	—	(133,565)
Proceeds from issuance of stock related to stock options and employee benefit plans	11,662	—	—	—	11,662
Minimum tax withholding paid on behalf of employees for restricted stock units	(6,893)	—	—	—	(6,893)
Excess tax benefit related to stock options	2,895	—	—	—	2,895
Intercompany payments	—	(86,144)	(15,439)	101,583	—
Intercompany proceeds	101,583	—	—	(101,583)	—
Net cash used in financing activities - continuing operations	(28,693)	(85,210)	(15,439)	—	(129,342)
Net cash provided by financing activities - discontinued operations	—	—	—	—	—
Total cash used in financing activities	$(28,693)	$(85,210)	$(15,439)	$—	$(129,342)
Effect of exchange rate on cash	—	—	(1,341)	—	(1,341)
Net (decrease)/increase in cash and cash equivalents	(28,406)	21,577	(6,627)	—	(13,456)
Cash and cash equivalents at beginning of period	111,305	2,521	35,741	—	149,567

Less: Change in cash and cash equivalents - discontinued operations	—	24,098	1,334	—	25,432
Plus: Cash swept from/(to) discontinued operations	24,454	—	1,334	—	25,788
Cash and cash equivalents at end of period	$107,353	$—	$29,114	$—	$136,467

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

Data & Analytics

Our D&A segment owns or licenses data assets including loan information, criminal and eviction records, employment verification, property sales and characteristic information, property risk and replacement cost, and information on mortgage-backed securities. We both license our data directly to our customers and provide our customers with analytical products and workflow solutions for risk management, multiple listing services, insurance underwriting, collateral assessment, loan quality reviews and fraud assessment. We are also a provider of geospatial proprietary software and databases combining geographic mapping and our data assets. Our primary customers are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, multiple listing service companies ("MLS") property and casualty insurance companies, title insurance companies and government agencies and sponsored enterprises.

Technology and Processing Solutions

Our TPS segment provides property tax monitoring, flood zone certification and monitoring, credit services, mortgage loan administration and production services, lending solutions, mortgage-related business process outsourcing, technology solutions and compliance-related services. This segment's primary customers are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, government agencies and casualty insurance companies. In addition, we are party to several joint ventures that provide settlement services in connection with residential mortgage loans. See “Results of Operations-Recent Company Developments-Divestitures” for information regarding the addition of technology solutions, solutions express and outsourcing services to our TPS segment.

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

Approximately 29.0% and 28.8% of our operating revenues for the three and nine months ended September 30, 2014, respectively, were generated from our ten largest customers. We believe mortgage originations, expressed in dollars, decreased approximately 30.0% in the third quarter of 2014 relative to the same period of 2013. During the first half of 2013, the level of mortgage originations, particularly refinancing transactions, was relatively high due to historically low long-term interest rates, the accommodative policy stance of the Federal Reserve, and the presence of federal government programs targeting mortgage loan refinancing and modification activity. However, based on increases in interest rates which began in the middle of 2013, the level of refinancing transactions continued to be depressed throughout 2014.

Recent Company Developments

Acquisitions

In March 2014, we completed the acquisition of all of the issued and outstanding equity interests of Marshall & Swift/Boeckh ("MSB") and DataQuick Information Systems ("DataQuick"). In addition, we acquired the credit, flood and automated valuation model assets of DataQuick Lending Solutions, and certain intellectual property assets of Decision Insight Information Group S.a.r.l; collectively referred to as "MSB/DQ." The total consideration paid in connection with the transaction referenced above was approximately $652.5 million in cash, which was funded through borrowings - see Liquidity and Capital Resources for further information. The operations of MSB's and DataQuick's data licensing and analytics units are reported within our D&A segment and DataQuick's flood zone determination and credit servicing operations are reported within our TPS segment.

Divestitures

As of December 31, 2013, we concluded that we would actively pursue the sale of our Asset Management and Processing Solutions ("AMPS") reporting segment, which was comprised of collateral solutions, field services, technology solutions, solutions express and outsourcing services. As a result, these businesses were reflected in our consolidated financial statement as discontinued operations.

On September 30, 2014, we completed the sale of our collateral solutions and field services businesses for consideration of $29.1 million, subject to working capital adjustments, as well as contingent consideration of up to $20.0 million. Additionally we concluded that we would cease pursuing the sale of the remaining AMPS related product lines. Consequently, our technology solutions, solutions express and outsourcing services are now reflected as part of continuing operations in our consolidated financial statements and have been included within our TPS segment reporting disclosures for all periods presented.

Unless otherwise indicated, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q relate solely to the discussion of our continuing operations.

Consolidated Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Operating Revenues

Our consolidated operating revenues were $367.5 million for the three months ended September 30, 2014, an increase of $10.9 million, or 3.0%, when compared to 2013, and consisted of the following:

(in thousands, except percentages)	2014	2013	$ Change	% Change
D&A	$173,554	$140,804	$32,750	23.3%
TPS	196,282	218,170	(21,888)	(10.0)%
Corporate and eliminations	(2,382)	(2,393)	11	(0.5)%
Operating revenues	$367,454	$356,581	$10,873	3.0%

Our D&A segment revenues increased by $32.8 million, or 23.3%, when compared to 2013. Acquisition activity accounted for $32.1 million of the increase in 2014. Excluding acquisition activity, the increase of $0.7 million was primarily the result of higher spatial solutions revenues of $1.9 million due to new product offerings. This was partially offset by lower property information and analytics revenues of $0.6 million due to the exit of a non-core product line and lower custom fulfillment orders; and lower multifamily and specialty credit revenues of $0.6 million due to a decrease in rental market volumes.

Our TPS segment revenues decreased by $21.9 million, or 10.0%, when compared to 2013. Acquisition activity contributed $0.6 million of additional revenues in 2014. Excluding acquisition activity, the decrease of $22.4 million was primarily due to declines in mortgage loan origination volumes, which decreased our payment processing revenues by $12.4 million, our technology and outsourcing services revenues by $8.7 million and our origination and underwriting services revenues by $1.3 million. Further, the volume decline in our origination and underwriting services were also impacted by the wind-down of a non-core credit reporting service.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services

Our consolidated cost of services was $185.2 million for the three months ended September 30, 2014, an increase of $7.3 million, or 4.1%, when compared to 2013. Acquisition activity accounted for $16.5 million of the increase in 2014. Excluding acquisition activity, the decrease of $9.2 million was primarily due to lower mortgage loan origination volumes, which decreased cost of services by approximately $10.9 million; partially offset by unfavorable product mix of $1.7 million.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $68.1 million for the three months ended September 30, 2014, a decrease of $19.8 million, or 22.5%, when compared to 2013. Acquisition activity accounted for an $8.3 million increase in expenses in 2014. Excluding acquisition activity, the decrease of $28.1 million was primarily due to a $13.9 million gain from dispositions of property and equipment and our ongoing cost efficiency programs, which lowered salaries and benefits by $6.6 million, external services costs by $4.1 million, professional fees by $3.4 million, facility and lease equipment costs by $1.8 million and other expenses by $4.5 million; partially offset by lower capitalized costs of $6.2 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $35.8 million for the three months ended September 30, 2014, an increase of $6.3 million, or 21.5%, when compared to 2013. The variance is primarily due to acquisition activity.

Operating Income

Our consolidated operating income was $77.8 million for the three months ended September 30, 2014, an increase of $16.4 million, or 26.7%, when compared to 2013, and consisted of the following:

(in thousands, except percentages)	2014	2013	$ Change	% Change
D&A	$32,387	$29,331	$3,056	10.4%
TPS	44,608	49,411	(4,803)	(9.7)%
Corporate and eliminations	760	(17,381)	18,141	(104.4)%
Operating income	$77,755	$61,361	$16,394	26.7%

Our D&A segment operating income increased by $3.1 million, or 10.4%, when compared to 2013. Acquisition activity contributed $0.8 million of higher operating income in 2014. Excluding acquisition activity, operating income increased $2.3 million and operating margins increased 147 basis points primarily due to the impact of on-going cost efficiency programs and higher revenues.

Our TPS segment operating income decreased by $4.8 million, or 9.7%, when compared to 2013. Acquisition activity contributed less than $0.1 million of higher operating income in 2014. Excluding acquisition activity, operating income decreased $4.8 million and operating margins decreased 12 basis points primarily due to the decline in mortgage loan origination volumes.

Corporate and eliminations operating loss decreased $18.1 million, or 104.4%, due to a $13.9 million gain from dispositions of property and equipment, lower acquisition-related costs of $1.5 million and the result of our on-going cost efficiency programs.

Total Interest Expense, net

Our consolidated total interest expense, net was $17.5 million for the three months ended September 30, 2014, an increase of $6.0 million, or 52.3%, when compared to 2013. The increase was due to higher average outstanding debt balances as a result of new debt borrowings in connection with our acquisition of MSB/DQ.

Gain on Investments and Other, Net

Our consolidated gain on investments and other, net was $0.2 million for the three months ended September 30, 2014, a decrease of $7.4 million, when compared to 2013, due primarily to a prior year acquisition of a controlling interest in an investment in affiliate which resulted in a gain of $6.6 million.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations before equity in earnings of affiliates and income taxes was $14.3 million and $19.8 million for the three months ended September 30, 2014 and 2013, respectively. The effective tax rate was 23.7% and 34.4% for the three months ended September 30, 2014 and 2013, respectively. The change in the income tax was primarily attributable to research credits, goodwill and foreign rate differentials in jurisdictions with tax rates lower than the U.S. as well as valuation allowance recorded against certain foreign losses.

Equity in Earnings of Affiliates, Net of Tax

Our consolidated equity in earnings of affiliates, net of tax, was $4.0 million for the three months ended September 30, 2014, a decrease of $1.7 million, or 29.5%, when compared to 2013. We have equity interests in various affiliates which provide settlement services in connection with residential mortgage loans. The decrease in equity in earnings was primarily due to declining mortgage loan origination volumes.

(Loss)/Income from Discontinued Operations, Net of Tax

Our consolidated loss from discontinued operations, net of tax was $4.9 million for the three months ended September 30, 2014, an unfavorable variance of $10.2 million when compared to 2013. The variance is primarily due to a legal settlement of $9.9 million, on a pre-tax basis, and declining default market volumes which impacted revenues and net income associated with our collateral solutions and field services businesses.

Gain/(Loss) from Sale of Discontinued Operations, Net of Tax

Our consolidated gain from sale of discontinued operations, net of tax had a favorable variance of $5.5 million when compared to 2013. The variance was primarily related to a prior year estimated settlement of tax contingencies of $7.4 million, partially offset by an after-tax loss of $1.1 million due to tax basis difference from the sale of our field services and collateral solutions businesses.

Net Income Attributable to Noncontrolling Interests

Our consolidated net income attributable to noncontrolling interests was $0.4 million for the three months ended September 30, 2014, an increase of $0.4 million, when compared to 2013. The variance was primarily due to the step-up acquisition of a previously held noncontrolling interest late in the third quarter of 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Operating Revenues

Our consolidated operating revenues were $1.1 billion for the nine months ended September 30, 2014, a decrease of $16.4 million, or 1.5%, when compared to 2013, and consisted of the following:

(in thousands, except percentages)	2014	2013	$ Change	% Change
D&A	$483,182	$430,190	$52,992	12.3%
TPS	583,921	655,565	(71,644)	(10.9)%
Corporate and eliminations	(7,575)	(9,876)	2,301	(23.3)%
Operating revenues	$1,059,528	$1,075,879	$(16,351)	(1.5)%

Our D&A segment revenues increased by $53.0 million, or 12.3%, when compared to 2013. Acquisition activity accounted for $77.0 million of the increase in 2014. Excluding acquisition activity, the decrease of $24.0 million was primarily due to lower property information and analytics revenues of $21.2 million due to the exit of a non-core product line, lower custom fulfillment orders and the impact of unfavorable foreign currency exchange fluctuations of $3.9 million. The decrease was also impacted by lower rental market volumes which reduced multifamily and specialty services revenues by $2.7 million, partially offset by higher spatial solutions revenues of $3.8 million due to new product offerings.

Our TPS segment revenues decreased by $71.6 million, or 10.9%, when compared to 2013. Acquisition activity contributed $14.9 million of additional revenues in 2014. Excluding acquisition activity, the decrease of $86.6 million was primarily due to declines in mortgage loan origination volumes, which decreased our origination and underwriting services revenues by $36.3 million, our technology and outsourcing services revenues by $29.4 million and our payment processing revenues by $20.9 million.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services

Our consolidated cost of services was $564.9 million for the nine months ended September 30, 2014, an increase of $25.1 million, or 4.7%, when compared to 2013. Acquisition activity accounted for $52.5 million of the increase in 2014. Excluding acquisition activity, the decrease of $27.4 million was primarily due to lower mortgage loan origination volumes, which decreased cost of services by approximately $54.4 million, partially offset by unfavorable product mix of $27.0 million.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $255.5 million for the nine months ended September 30, 2014, a decrease of $20.8 million, or 7.5%, when compared to 2013. Acquisition activity contributed $21.2 million of expenses in 2014. Excluding acquisition activity, the decrease of $42.0 million was primarily due to a $13.9 million gain from dispositions of property and equipment and our ongoing cost efficiency programs, which lowered salaries and benefits by $26.3 million, facility and lease equipment costs by $8.2 million, professional fees by $2.4 million, marketing fees by $1.0 million and other expenses by $7.0 million; partially offset by lower capitalized costs of $16.8 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $100.6 million for the nine months ended September 30, 2014, an increase of $3.9 million, or 4.1%, when compared to 2013. Acquisition activity contributed $17.1 million of higher expense in 2014. Excluding acquisition activity, the decrease of $13.2 million was primarily due to assets that were fully depreciated in the prior year.

Impairment Loss

Our impairment loss was $4.9 million for the nine months ended September 30, 2014, an increase of $3.2 million, or 184.0%, when compared to 2013. The variance was primarily due to a $3.9 million goodwill impairment charge related to our technology solutions, solutions express and outsourcing services businesses, partially offset by the write-off of non-performing assets in the prior year.

Operating Income

Our consolidated operating income was $133.6 million for the nine months ended September 30, 2014, a decrease of $27.8 million, or 17.2%, when compared to 2013, and consisted of the following:

(in thousands, except percentages)	2014	2013	$ Change	% Change
D&A	$76,343	$82,256	$(5,913)	(7.2)%
TPS	102,588	154,795	(52,207)	(33.7)%
Corporate and eliminations	(45,331)	(75,643)	30,312	(40.1)%
Operating income	$133,600	$161,408	$(27,808)	(17.2)%

Our D&A segment operating income decreased by $5.9 million, or 7.2%, when compared to 2013. Acquisition activity contributed $0.9 million of higher losses in 2014 due to higher depreciation and amortization expense and higher integration costs. Excluding acquisition activity, operating income decreased $4.9 million and operating margins decreased 9 basis points primarily due to lower volumes and unfavorable product mix, partially offset by the impact of on-going cost efficiency programs.

Our TPS segment operating income decreased by $52.2 million, or 33.7%, when compared to 2013. Acquisition activity contributed $2.0 million of operating income in 2014. Excluding acquisition activity, operating income decreased $54.2 million and operating margins decreased 607 basis points primarily due to the decline in origination volumes.

Corporate and eliminations operating loss decreased $30.3 million, or 40.1%, due to a $13.9 million gain from dispositions of property and equipment, our on-going cost efficiency programs, partially offset by higher acquisition-related costs of $3.9 million.

Total Interest Expense, net

Our consolidated total interest expense, net was $49.5 million for the nine months ended September 30, 2014, an increase of $14.6 million, or 41.9%, when compared to 2013. The increase was due to higher average outstanding debt balances and higher fees of $1.0 million related to the new borrowings in connection with our acquisition of MSB/DQ in 2014.

Gain on Investments and Other, Net

Our consolidated gain on investments and other, net was $2.8 million for the nine months ended September 30, 2014, a decrease of $6.5 million when compared to 2013. The decrease was primarily due to a $6.6 million gain, recorded in the prior year, related to the acquisition of a controlling interest in an investment in affiliate, a $4.1 million loss from the termination of an interest rate swap agreement in connection with the refinancing of our outstanding debt, lower realized gains on investments of $1.5 million and a $0.3 million write-off of an investment in affiliate, partially offset by a $6.0 million distribution from a previously impaired investment in affiliate.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations before equity in earnings of affiliates and income taxes was $23.1 million and $50.1 million for the nine months ended September 30, 2014 and 2013, respectively. The effective tax rate was 26.5% and 36.9% for the nine months ended September 30, 2014 and 2013, respectively. The change in the income tax was primarily attributable to research credits, goodwill and foreign rate differentials in jurisdictions with tax rates lower than the U.S. as well as valuation allowance recorded against certain foreign losses.

Equity in Earnings of Affiliates, Net of Tax

Our consolidated equity in earnings of affiliates, net of tax, was $10.3 million for the nine months ended September 30, 2014, a decrease of $13.6 million, or 56.9%, when compared to 2013. We have equity interests in various affiliates which provide settlement services in connection with residential mortgage loans. The decrease in equity in earnings was primarily due to declining mortgage loan origination volumes.

(Loss)/Income from Discontinued Operations, Net of Tax

Our consolidated loss from discontinued operations, net of tax was $15.2 million for the nine months ended September 30, 2014, an unfavorable variance of $33.2 million when compared to 2013. The variance is primarily due to legal settlements of $21.9 million, on a pre-tax basis, as well as declining default market volumes which impacted revenues and net income associated with our collateral solutions and field services businesses.

Gain/(Loss) from Sale of Discontinued Operations, Net of Tax

Our consolidated gain from sale of discontinued operations, net of tax was favorable by $7.3 million when compared to 2013. The variance was primarily related to an estimated settlement of tax contingencies of $7.4 million and an after-tax loss of $1.8 million from the sale of a business line within our AMPS segment in the prior year, partially offset by an after-tax loss of $1.1 million due to tax basis differences from the sale of our field services and collateral solutions businesses.

Net Income Attributable to Noncontrolling Interests

Our consolidated net income attributable to noncontrolling interests was $0.9 million for the nine months ended September 30, 2014, an increase of $0.9 million, when compared to 2013. The variance was primarily due to the step-up acquisition of a previously held noncontrolling interest late in the third quarter of 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 2014 totaled $127.6 million, a decrease of $6.8 million from December 31, 2013. We hold our cash balances inside and outside of the U.S. Our cash balances held outside of the U.S. are primarily related to our international operations and at September 30, 2014 totaled $30.2 million. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We plan to maintain significant cash balances outside the U.S. for the foreseeable future.

Restricted cash of $13.5 million at September 30, 2014 and $12.1 million at December 31, 2013 represents cash pledged for various letters of credit secured by the Company.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $208.6 million and $261.1 million during the nine months ended September 30, 2014 and 2013, respectively. The decrease in cash provided by operating activities was primarily due to lower cash provided by operating activities from our discontinued operations of $25.7 million related to a legal settlement in the current year and declining default market volumes. Further, lower cash provided by operating activities from our continuing operations of $26.8 million was due to lower profitability from continuing operations of $35.5 million attributable to lower mortgage origination volumes and higher transition and acquisition-related costs.

Investing Activities. Cash used in investing activities was approximately $695.1 million and $143.9 million during the nine months ended September 30, 2014 and 2013, respectively. This increase in investing activities is primarily due to cash paid for acquisitions, including the acquisition of MSB/DQ for $652.5 million in March 2014, Terralink for $11.9 million in January 2014 and other acquisitions for $7.9 million, net of cash acquired, that were not significant. Further, for the nine months ended September 30, 2014, we had investments in property and equipment and capitalized data of $37.1 million and $25.2 million, respectively. The increase was partially offset by proceeds from sale of discontinued operations of $25.5 million and proceeds received from sale of property and equipment of $13.9 million. Cash used in investing activities for the nine months ended September 30, 2013 was primarily due to acquisition activity of $70.9 million, investments in property and equipment and capitalized data of $51.7 million and $28.8 million, respectively, and purchase of investments of $2.4 million; partially offset by proceeds of $2.3 million from the sale of a discontinued operation and change in restricted cash of $5.7 million.

Financing Activities. Net cash provided by financing activities was approximately $481.2 million for the nine months ended September 30, 2014, which was primarily comprised of proceeds from debt issuance of $690.0 million, partially offset by repayment of long-term debt of $118.8 million, share repurchases of $72.8 million, debt issuance costs of $14.0 million and net settlement from stock-based compensation related transactions of $3.2 million. Net cash used in financing activities was $129.3 million for the nine months ended September 30, 2013, which was primarily comprised of repayment of long-term debt of $4.5 million and share repurchases of $133.6 million, partially offset by net proceeds from stock-based compensation-related transactions of $7.7 million and proceeds from debt issuance of $1.1 million.

Financing and Financing Capacity

At September 30, 2014, we had total debt outstanding of $1.4 billion, compared to $839.9 million at December 31, 2013. Our significant debt instruments and borrowing capacity are described below.

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

The indenture governing the Notes contains restrictive covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from restricted subsidiaries, create liens on certain properties and assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates and designate the Company's subsidiaries as unrestricted subsidiaries. At September 30, 2014, we were in compliance with the covenants under the indenture governing the Notes.

If we have a significant increase in our outstanding debt or if our earnings before interest, taxes, depreciation and amortization ("EBITDA") decreases significantly, we may be unable to incur additional amounts of indebtedness, and the holders of the Notes may be unwilling to permit us to amend the restrictive covenants to provide additional flexibility. In addition, the indenture contains a financial covenant for the incurrence of additional indebtedness that requires that the interest coverage ratio be at least 2:00 to 1:00 on a pro forma basis after giving effect to any new indebtedness. There are carve-outs that permit us to incur certain indebtedness notwithstanding satisfaction of this ratio but they are limited. Based on our EBITDA and interest charges as of September 30, 2014, we would be able to incur additional indebtedness without breaching the limitation on indebtedness covenant contained in the indenture.

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

At September 30, 2014, we had additional borrowing capacity under the Revolving Facility of $405.0 million and were in compliance with the financial and restrictive covenants of the Credit Agreement. However, if we have a significant increase in our outstanding debt or if our EBITDA decreases significantly, we may be unable to incur additional indebtedness, and the lenders under the Credit Agreement may be unwilling to permit us to amend the financial or restrictive covenants described above to provide additional flexibility.

In connection with entering into the Credit Agreement, we incurred approximately $14.0 million of debt issuance costs for the nine months ended September 30, 2014.

Interest Rate Swaps

In May 2014, we entered into amortizing interest rate swap transactions ("Swaps"). The Swaps become effective on December 31, 2014 and terminate in March 2019. The Swaps are for an initial notional balance of $500.0 million, with a fixed interest rate of 1.57%, and amortize quarterly by $12.5 million through December 31, 2017 and $25.0 million through December 31, 2018, with a remaining notional amount of $250.0 million.

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

In February 2014, we announced our plan to repurchase at least 3.0 million shares of our common stock during 2014 under an existing Board of Directors authorization. During the nine months ended September 30, 2014, we repurchased approximately 2.5 million shares of our common stock for $72.8 million including commission costs.

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

Critical Accounting Policies and Estimates

For additional information with respect to the Company's critical accounting policies which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as amended. Management believes that at September 30, 2014, there had been no material changes to this information.

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

In May 2014, we entered into the Swaps, which become effective on December 31, 2014 and terminate in March 2019. The Swaps are for an initial notional balance of $500.0 million, with a fixed interest rate of 1.57%, and amortize quarterly by $12.5 million through December 31, 2017 and $25.0 million through December 31, 2018, with a remaining notional amount of $250.0 million. We entered into the Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. We have designated the Swaps as cash flow hedges.

As of September 30, 2014, we had approximately $1.4 billion in long-term debt outstanding, of which approximately $1.0 billion was variable-interest-rate debt. A hypothetical 1% increase or decrease in interest rates could result in an approximately $2.4 million change to interest expense on a quarterly basis.

We are also subject to equity price risk related to our equity securities portfolio. At September 30, 2014, we had equity securities with a cost and fair value of $21.8 million.

Although we are subject to foreign currency exchange rate risk as a result of our operations in certain foreign countries, the foreign exchange exposure related to these operations, in the aggregate, is not material to our financial condition or results of operations.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have concluded that, as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b).

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item  1.  Legal Proceedings.

For a description of our legal proceedings, see Note 12 – Litigation and Regulatory Contingencies of our condensed consolidated financial statements, which is incorporated by reference in response to this item.

Item  1A.  Risk Factors.

A restated description of the risk factors associated with our business is set forth below. This description supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014. The risks discussed below are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our ten largest customers generated 29% of our operating revenues for the three months ended September 30, 2014. These customers face continued pressure in the current economic and regulatory climate. Many of our relationships with these customers are long-standing and are important to our future operating results, but there is no guarantee that we will be able to retain or renew existing agreements or maintain our relationships on acceptable terms or at all. Deterioration in or termination of any of these relationships, including through mergers or consolidations among our customers, could significantly reduce our revenue and could adversely affect our business, financial condition and results of operations. In addition, certain of our businesses have higher customer concentration than our company as a whole. As a result, these businesses may be disproportionately affected by declining revenue from, or loss of, a significant customer.

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

As of September 30, 2014, our total debt was approximately $1.4 billion, and we have unused commitments of approximately $405.0 million under our credit facilities.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2014, we did not issue any unregistered common shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table describes purchases by us of shares of our common stock which settled during each period set forth in the table below. Prices in column (a) include commissions. Purchases described in column (b) were made pursuant to our stock repurchase plan. In December 2013, the Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $350.0 million. As of September 30, 2014, we had $234.0 million in value of shares that may yet be purchased under the plans or programs. The stock repurchase plan has no expiration date. Repurchases under our stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

Under our credit agreement, our stock repurchase capacity is restricted to $150.0 million per fiscal year, with the ability to undertake an additional amount of repurchases in such fiscal year provided that, on a pro forma basis after giving effect to the stock repurchase, our total leverage ratio does not exceed 3.50:1.0. In addition, our stock repurchase capacity is limited by the restricted payments covenant in the indenture governing our 7.25% senior notes. While we continue to preserve the capacity to execute share repurchases under our existing share repurchase authorization, going forward we will consider the repurchase of shares of our common stock and retirement of outstanding debt on an opportunistic basis.

Issuer Purchases of Equity Securities

		(a)	(b)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2014	450,000	$27.70	450,000	$262,274,004
August 1 to August 31, 2014	585,829	$27.03	585,829	$246,439,046
September 1 to September 30, 2014	441,300	$28.18	441,300	$234,003,212
Total	1,477,129	$27.58	1,477,129

Item 3.  Defaults upon Senior Securities. None.

Item 4.  Mine Safety Disclosures. Not applicable.

Item  5.  Other Information. None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Anand Nallathambi
Anand Nallathambi
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Frank D. Martell
Frank D. Martell
Chief Operating and Financial Officer
(Principal Financial Officer)
Date:	October 23, 2014

EXHIBIT INDEX

Exhibit Number	Description
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

3.2	Amended and Restated Bylaws of CoreLogic, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 5, 2014).

10.1	CoreLogic, Inc.'s Amended and Restated 2011 Performance Plan (incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on August 4, 2014)*

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 ✓

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 ✓

101	Extensible Business Reporting Language (XBRL)✓

✓	Included in this filing.
*	Indicates a management contract or compensatory plan or arrangement in which any director or named executive officer participates.
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