Form 10-K
period 2014-12-31
CORELOGIC, INC.
filed 2015-02-26
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant's most recently-completed second fiscal quarter was $2,745,030,000.
On February 20, 2015, there were 89,790,478 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement with respect to the 2015 annual meeting of the stockholders are incorporated by reference in Part III of this report. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of the registrant’s fiscal year.

CoreLogic Inc.

PART I

Item 1. Business

The Company

Our vision is to deliver unique property-level insights that power the global real estate economy, differentiated by superior data, analytics and data-enabled solutions. Our mission is to empower our clients to make smarter decisions through data-driven insights.

We are a leading global property information, analytics and data-enabled services provider operating in North America, Western Europe and Asia Pacific. Our combined data from public, contributory and proprietary sources provides detailed coverage of property, mortgages and other encumbrances, consumer credit, tenancy, location, hazard risk and related performance information. The markets we serve include real estate and mortgage finance, insurance, capital markets and the public sector. We deliver value to clients through unique data, analytics, workflow technology, advisory and managed services. Clients rely on us to help identify and manage growth opportunities, improve performance and mitigate risk. We are also a party to several joint ventures under which we share control of the management of the operations with the other partner.

We offer our clients among the most comprehensive national databases of public, contributory and proprietary data covering real property and mortgage information, judgments and liens, building and replacement costs, parcel and geospatial data, criminal background records, eviction information, non-prime lending records, credit information, and tax information, among other data types. Our databases include over 880 million historical property transactions, over 93 million mortgage applications and property-specific data covering approximately 99% of U.S. residential properties exceeding 148 million records. We believe the quality of the data we offer is distinguished by our broad range of data sources and our expertise in aggregating, organizing, normalizing, processing and delivering data to our clients.

With our data as a foundation, we have built strong analytics capabilities and a variety of value-added business services to meet our clients’ needs for mortgage and automotive credit reporting, property tax, property valuation, tenancy, hazard risk, property risk and replacement cost, flood plain location determination and other geospatial data and related services.

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

Corporate Events

Acquisitions

In January 2014, we completed our acquisition of Terralink International Limited ("Terralink") for NZD$14.5 million, or $11.9 million, which is included as a component of our Data & Analytics ("D&A") reporting segment.

In March 2014, we completed the acquisition of all of the issued and outstanding equity interests of Marshall & Swift/Boeckh ("MSB") and DataQuick Information Systems ("DataQuick"). In addition, we acquired the credit, flood and automated valuation model assets of DataQuick Lending Solutions, and certain intellectual property assets of Decision Insight Information Group S.a.r.l., collectively referred to as "MSB/DataQuick." The total consideration paid in connection with the transaction referenced above was approximately $652.5 million in cash, which was funded through borrowings. The operations of MSB's and DataQuick's data licensing and analytics units are reported within our D&A segment and DataQuick's flood zone determination and credit servicing operations are reported within our Technology and Processing Solutions (“TPS”) segment.

In November 2014, we completed the acquisition of the assets of Bank of America's mortgage-related credit reporting operation for $19.6 million, which is included as a component of the TPS segment.

Divestiture of Non-Core Businesses

As of December 31, 2013, we concluded that we would actively pursue the sale of our Asset Management and Processing Solutions ("AMPS") reporting segment, which was comprised of collateral solutions, field services, technology solutions, solutions express and outsourcing services. As a result, beginning in the fourth quarter of 2013, these businesses were reflected in our consolidated financial statements as discontinued operations.

On September 30, 2014, we completed the sale of our collateral solutions and field services businesses, which were previously included in our AMPS reporting segment, for total consideration of $29.1 million, subject to working capital adjustments, as well as additional contingent consideration of up to $20.0 million. Further, during the third quarter of 2014, we determined to cease pursuing the sale of the remaining product lines that were previously included in our AMPS reporting segment and reflected as discontinued operations. These remaining product lines, which included our technology solutions, solutions express and outsourcing services businesses, have been reclassified to continuing operations and are included in our TPS segment reporting disclosures for all periods presented.

Our Data

Our data is the foundation of many of our products, analytics and services. Our data can generally be categorized as real property information, mortgage information and consumer information. We obtain our data from a variety of sources, including data gathered from public sources, data contributed by our clients and data obtained from data aggregators.

We gather a variety of data from public sources, including data and documents from federal, state and local governments. We enhance our public record information with the data we collect from other public and non-public sources to create comprehensive textual and geospatial views of each property within our coverage areas, including physical property characteristics, boundaries and tax values, current and historical ownership, voluntary and involuntary liens, tax assessments and delinquencies, replacement cost, property risk including environmental, flood and hazard information, criminal data, building permits, local trends, summary statistics and household demographics.

For data contributed by our clients, we generally enter into agreements with our clients that govern our use of the data they contribute. These contractual arrangements often permit our clients to use our solutions which incorporate their data. We structure our agreements with our clients to specify the particular uses of the data they contribute and to provide the levels of data privacy and protection required by the contributing party. Our contributed data includes loan performance information (from loan servicers, trustees, securitizers, issuers and others), mortgage, auto, property rental and under-banked loan applications from various loan originators, landlords and property owners.

In addition, we gather property listing and tenant/landlord rental information from Boards of Realtors®, real estate agents, brokers, landlords, and owners of multi-tenant properties. We collect appraisals and property valuations from appraisers and we license consumer credit history information from credit reporting agencies, lenders and auto dealers.

Business Segments and Solutions

We have organized our business into the following two segments: D&A and TPS. The following table sets forth the key solutions we offer in each of these two segments:

Business Segments	Solutions

D&A	Property Information, Analytics and Advisory Insurance and Spatial Solutions Multifamily Services

TPS	Property Tax Processing (residential and commercial) Origination and Underwriting Services (credit, verification and flood) Compliance and Technology Solutions

We believe that we hold the leading market position for many of our solutions, including:

•	payment processing property tax services, based on the number of loans under service;

•	flood zone determinations, based on the number of flood zone certification reports issued;

•	credit and income verification services to the United States mortgage lending industry, based on the number of credit reports issued;

•	property information based on the number of inquiries received;

•	valuation solution to validate reconstruction estimates for personal and commercial property insurance; and

•	multiple listing services ("MLS"), based on the number of active desktops using our technology.

Financial information regarding each of the Company’s business segments is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of Part II of this report. Financial information regarding the collateral solutions and field services businesses within our former AMPS reporting segment are reflected as discontinued operations for all historical periods presented herein.

Data & Analytics

Our D&A segment owns or licenses data assets including loan information, criminal and eviction records, employment verification, property sales and characteristic information, property risk and replacement cost, and information on mortgage-backed securities. We both license our data directly to our clients and provide our clients with analytical products and workflow solutions for risk management, MLS, insurance underwriting, collateral assessment, loan quality reviews and fraud assessment. We are also a provider of geospatial proprietary software and databases combining geographic mapping and our data assets. Our primary clients are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, MLS companies, property and casualty insurers, title insurance companies and government agencies and sponsored enterprises.

The following provides a more detailed description of our key D&A products and services:

Property Information Analytics and Advisory. We are a leading provider of fraud detection, collateral and mortgage performance analytics and real estate and mortgage-backed securities information. We use our data to link property location and characteristics, real estate transactions and consumer and loan information to provide useful insights and analysis for our clients. Our clients span many industries, including mortgage lending, government, capital markets, property and casualty insurance, direct marketing, utilities and retail. Our products and services include:

Data licensing and query. We obtain, normalize and aggregate real estate property and loan data and make this data available to our clients with a standard format over the web or in bulk data form. Additionally, we offer tools that enable our clients to take proactive steps with respect to their mortgage-backed securities, loan and real property portfolios. Using our data and proprietary technology, we offer a number of value-added services that help our clients assess risk, determine property values and track market performance. We also provide advisory services that allow holders of mortgage-backed securities, loan and real property portfolios to gain insight on the value, quality and attributes of those assets.

Valuation and fraud analytics. We offer our clients a host of property valuation services in an effort to assist them in assessing their risk of loss with alternative forms of property valuations, depending upon their needs and regulatory requirements. These include automated valuation models ("AVMs"), collateral risk scores, appraisal review services and valuation reconciliation services. We also provide solutions designed to assist our clients in detecting and preventing mortgage fraud and managing risk through a combination of patented predictive analytics and proprietary and contributed data. We also provide verification of applicant income and identity against Internal Revenue Service and Social Security Administration databases as well as provide certain employment verification services.

Realtor Solutions. We are the leading provider of real estate listing software systems, with more than 50% of all U.S. and Canadian real estate agents having access to our products and services. Our flagship software platform is customizable to meet our clients’ needs while maintaining a single code base. We integrate client data with our robust property information, resulting in a comprehensive historical record on almost all residential properties in the U.S.

Insurance and Spatial Solutions. We are a leading provider of property valuation and risk management solutions to the insurance, governmental and financial service markets. Our solutions are based on proprietary data, algorithms and platforms that aggregate customer property data to provide estimate replacement and repair cost, advanced analytics to quantify property hazard risks and replacement cost, natural hazard risk management and information solutions with premium locational accuracy and spatial datasets. We enable our customers to gain a comprehensive view of each property risk in their portfolio, which enables better risk selection, underwriting performance and pricing sophistication. We provide claims management solutions with advanced routing to automate the workflow in the claims estimation process. In addition to the industry's first parcel-based geocoder and a proprietary parcel database covering more than 130 million parcels across the U.S., we maintain critical, accurate and up-to-date information across multiple hazard databases including information on damaging winds and sinkholes, flood data and the location of fire stations. We also offer specialized data and analytical models including Wildfire Risk Score, Coastal Risk Score, Flood Risk Score, and Earthquake and Fire Protection Class. Our analytics and hazard data are delivered to clients through multiple methods, including the RiskMeter OnlineTM platform, a leading software-as-a-service platform targeted to insurance industry participants.

Multifamily Services. We are a leading provider of screening and risk management services for the multifamily housing industry. We conduct applicant screening and generate consumer reports containing information that may include landlord-tenant court records, lease and payment performance history, credit history and criminal records history primarily for residential property managers and owners throughout the U.S. We believe that we have the largest landlord-tenant court record database in the U.S. and we access criminal records databases to create client-configured, criminal background decision analytics. We provide statistically-validated applicant scoring models, developed exclusively for the multifamily housing industry, which assess the risk of payment default by a prospective renter.

Technology and Processing Solutions

We provide property tax monitoring, flood zone certification and monitoring, credit services, mortgage loan administration and production services, lending solutions, mortgage-related business process outsourcing, technology solutions and compliance-related services. The segment’s primary clients are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, government agencies and casualty insurance companies. In addition, we are party to several joint ventures that provide settlement services in connection with residential mortgage loans.

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

Origination and Underwriting Services. We are a leading provider of credit and income verification services and flood zone determinations. Our clients include mortgage lenders, originators or servicers, auto lenders and under-banked consumer and specialty borrowers. Our products and services include:

Credit and Income Verification Services. We believe that we are a leading provider of credit services in the U.S. mortgage and transportation markets, providing comprehensive solutions that help our clients meet their lending, leasing and other consumer credit automation needs. We are also a leading reseller of credit information and provide merged credit reports with information from each of the three nationwide credit bureaus.

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

Under-Banked Credit Services. We are a leading provider of credit reports for under-banked consumer and specialty borrowers. Our clients range in size from sole proprietorships to major credit card issuers.

Compliance and Technology Solutions. We are a leading provider of electronic-based lending solutions. Our products and services include:

Compliance and Management Services. We provide a suite of compliance solutions including post-closing services and document retrieval services. In addition we provide custom fulfillment, advisory and other services that allow our clients to benefit from our specialists and their knowledge of our data to provide project-based or client-customized reports.

Mortgage Technology Solutions. We provide cloud computing-based lending solutions to the financial services market through a comprehensive suite of enterprise lending automation services. Our solutions automate lending activities, consolidate functions and connect lenders with their partners and consumers in a collaborative, real-time environment in order to help lenders price, originate, fulfill and service consumer loans.

Corporate

In addition to our two reporting segments, we also have a corporate group, which includes costs and expenses not allocated to our segments.

The following table sets forth our operating revenue for the last three years from our segments:

(in thousands)	2014	% of Total Operating Revenue	2013	% of Total Operating Revenue	2012	% of Total Operating Revenue
D&A	$647,264	46.1%	$572,169	40.7%	$544,753	40.9%
TPS	767,567	54.6	843,887	60.1	800,890	60.1
Corporate	30	—	631	—	640	—
Eliminations	(9,821)	(0.7)	(12,286)	(0.9)	(12,804)	(1.0)
Operating revenue	$1,405,040	100.0%	$1,404,401	100.0%	$1,333,479	100.0%

Clients

We focus our marketing efforts on the largest U.S. mortgage originators and servicers. We also provide our services to financial institutions, investment banks, fixed-income investors, title insurance companies, commercial banks, government agencies and government-sponsored enterprises, property and casualty insurers, credit unions, real estate agents and other real estate professionals.

Our more significant client relationships tend to be long-term in nature and we typically provide a number of different services to each client. Because of the depth of these relationships, we derive a significant portion of our aggregate revenue from our largest clients with 29.8% of our 2014 operating revenues being generated by our ten largest clients.

Competition

We offer a diverse array of specialized products and services that compete directly and indirectly with similar products and services offered by national and local providers. We believe there is no single competitor who offers the same combination of products and services that we do. Therefore, we find that we compete with a broad range of entities.

Our D&A segment competes with entities that provide access to data or data-based analytical products and services as part of their product offerings, including Black Knight Financial Services, a business of Fidelity National Financial, Inc., RealPage, Inc., Risk Management Solutions, Verisk Analytics, Inc. and Yardi Systems, Inc.

We compete based on the breadth and quality of our data sets, the exclusive nature of some of our key data sets, the quality and effectiveness of our products and the integration of our platforms into client systems. We believe the data we offer is distinguished by quality, the broad range of our data sources, including non-public sources, the volume of records we maintain and our ability to provide data spanning a historical period of time that, we believe with respect to certain data sets, exceeds comparable data sets of most of our competitors.

Our TPS segment competes with third-party providers such as Black Knight Financial Services, which provides multiple product lines, Nationwide Title Clearing, a provider of document retrieval and post-closing services, specialty providers of tax and flood services such as Lereta LLC, as well as credit report providers such as Equifax, Inc. and Kroll Factual Data. With these services, we compete largely based on the quality of the products and services we provide, our ability to provide scalable services at competitive prices and our ability to provide integrated platforms. We also compete with departments within financial institutions that utilize internal resources to provide similar services on a captive basis. We generally compete with captive providers based on the quality of our products and services, the scalability of our services, cost efficiencies and our ability to provide some level of risk mitigation.

Sales and Marketing

Our sales strategy is primarily client-focused and resources are assigned based on client size. For our largest clients, we assign a dedicated sales executive whose sole responsibility is to manage the overall client relationship. For our remaining large and mid-sized clients, a sales executive is assigned to multiple clients, the number of which is dependent on the size of that sales executive’s portfolio. Each of our sales executives develops and maintains key relationships within each client’s business units and plays an important role in relationship management as well as prospecting for new business. Our sales executives understand the current marketplace environment and demonstrate extensive knowledge of our clients’ internal operating structure and business needs. The depth and breadth of this relationship between us and our clients allows us to develop and implement solutions that are tailored to the specific needs of each client in a prompt and efficient manner.

Smaller clients, measured by revenue or geographic coverage, are primarily managed through our telesales operations, which is responsible for working with mortgage and real estate brokers, appraisers, real estate agents, correspondents and other lenders.

Several of our business units have sales teams and subject matter experts that specialize in specific products and services. These sales teams and subject matter experts work collaboratively with our sales executives and our telesales operations to assist with client sales by combining our data, products and data-enabled services to meet the specific needs of each client. They may be assigned to assist with sales in targeted markets, for certain categories of clients or for particular service groups.

Our marketing strategy is to build trusted relationships with our clients by delivering value through superior data, analytics and data-enabled solutions. We use the most efficient methods available to successfully identify, target, educate and engage potential and existing clients to build awareness, familiarity and interest in our business solutions, demand for our products and services, and accelerate the velocity and expand the number of sales opportunities. Our marketing activities include direct marketing, advertising, public relations, events marketing, social media and other targeted activities.

 Acquisitions and Divestitures

Historically, we have accelerated our growth into new markets, products and services through acquisitions. We continually evaluate our business mix and opportunistically seek to optimize our business portfolio through acquisitions and divestitures. Further, we are party to several joint ventures under which we share control of the management of the operations with the other partner. Some joint ventures provide products used in connection with loan originations, including title insurance, appraisal services and other settlement services. Our joint ventures are reflected as investments in affiliates on our consolidated balance sheets and our share of the income is reflected as equity in earnings of affiliates in our consolidated statement of operations.

Intellectual Property

We own significant intellectual property rights, including patents, copyrights, trademarks and trade secrets. We consider our intellectual property to be proprietary and we rely on a combination of statutory (e.g., copyright, trademark, trade secret and patent) and contractual safeguards in an intellectual property enforcement program to protect our intellectual property rights.

We have 46 issued patents in the U.S. covering business methods, software and systems patents, principally relating to automated valuation, fraud detection, data gathering, flood detection, MLS technology and property monitoring. We also have approximately 89 patent applications pending in these and other areas in the U.S. In addition, we have a number of issued patents and pending patent applications internationally, including in Canada and Australia. We believe the protection of our proprietary technology is important to our success and we intend to continue to seek to protect those intellectual property assets for which we have expended substantial research and development capital and which are material to our business.

In addition, we own more than 422 trademarks in the U.S. and foreign countries, including the names of our products and services and our logos and tag lines, many of which are registered. We believe many of our trademarks, trade names, service marks and logos are material to our business as they assist our clients in identifying our products and services and the quality that stands behind them.

We own more than 1,185 registered copyrights in the U.S., covering computer programs, reports and manuals. We also have other literary works, including marketing materials, handbooks, presentations and website contents that are protected under common law copyright. We believe our written materials are essential to our business as they provide our clients with insight into various areas of the financial and real estate markets in which we operate.

Our research and development activities focus primarily on the design and development of our analytical tools, software applications, and data sets (for example, new sources, data derived by linking across existing sources or metadata). We expect to continue our practice of investing to develop new software applications and systems in response to the market and client needs we identify through client input collected in meetings, phone calls and web surveys. We also assess opportunities to cross-link existing data sets to enhance our products' effectiveness.

In order to maintain control of our intellectual property, we enter into license agreements with our clients, granting rights to use our products and services, including our software and databases. We also audit our clients from time to time to ensure compliance with our agreements. This helps to maintain the integrity of our proprietary intellectual property and to protect the embedded information and technology contained in our solutions. As a general practice, employees, contractors and other parties with access to our proprietary information sign agreements that prohibit the unauthorized use or disclosure of our proprietary rights, information and technology.

Information Technology

Technology Transformation Initiative ("TTI"). In July 2012, we embarked on a technology transformation initiative designed to provide us with new functionality, increased performance and reduced application management and development costs. The TTI encompasses two phases. The first phase is designed to transform our existing technology infrastructure to run in a private, dedicated cloud computing environment hosted in Dell's technology center located in Quincy, WA. We have successfully transitioned all of the data and systems that previously operated in our own Westlake, TX data center and we expect to complete the migration of the remaining data center, based in Santa Ana, CA, by mid 2015.

The second phase of the TTI, launched in 2014, involves the creation of a next generation technology platform designed to augment and eventually replace portions of our legacy systems. We laid the foundations with the selection of Pivotal Labs' ("Pivotal") Platform as a Service ("PaaS") operating system, which will operate in our new private, dedicated cloud computing environment hosted by Dell. Additionally in 2014, we successfully completed the development of two pilot products, which are already being on-boarded by clients, using PaaS. In December 2014, we announced the formation of CoreLogic Innovation Labs in collaboration with Pivotal to develop next generation technology platforms, applications, analytical models and solutions. CoreLogic Innovation Labs will be co-located with Pivotal in Santa Monica, CA. As a result, we are well positioned to take full advantage of this next generation platform and development capability in 2015, leveraging social media, mobility, voice and other capabilities via a delivery portal driven by a common data warehouse.

Technology. Our new private, dedicated cloud computing environment hosted by Dell will enable us to deliver secure and compliant data, analytics and services to support client needs. A secure and certified network of systems, combined with enterprise-level service operations, positions us as the leading property insights provider to the financial services market. Additionally, our platform stores, processes and delivers our data and our proprietary technologies that are the foundation of our business and the development of our solutions. We operate a computing technology environment intended to allow us to operate flexible systems at all times and enables us to deliver increased capacity as needed or when client needs demand increased speed of delivery. Additionally, our unified network architecture allows us to operate multiple systems as a single resource capable of delivering our applications, data and analytics as a solution to our clients.

Data Centers. We currently utilize two data centers - one in Santa Ana, CA and one in Quincy, WA. As of July 2013, we transitioned full operational management of these data centers to Dell as the first step in our TTI and are in the process of completing the transition of the Santa Ana, CA data center data and systems to Dell's Quincy, WA facility. The data centers we use are designed to provide high levels of connectivity and performance to support the day-to-day workflows of the leading mortgage origination and servicing companies as well as clients in financial services, real estate, transportation, government, insurance and other industries we serve.

Security. We have deployed a wide range of physical and technology security measures, along with a formal governance program, designed to secure our information technology infrastructure, personnel and data. Our governance program is based on extensive corporate information security policies, an information security awareness training program along with an enterprise compliance program. Both our technology managers and Dell’s technology infrastructure managers are Information Technology Infrastructure Library certified. Dell is contractually obligated to comply with our information security policies and procedures. Our digital security framework provides layered protection designed to secure both active and inactive virtual machines in the data centers we use. This approach enables dedicated virtual machines to regularly scan all of our systems. These measures help to detect and prevent intrusions, monitor firewall integrity, inspect logs, catch and quarantine malware and prevent data breaches. Our physical and virtual security solutions run in tandem, enabling us to better identify suspicious activities and implement preventive measures.

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
Regulation of Settlement Services

The Real Estate Settlement Procedures Act ("RESPA") is enforced by the CFPB. RESPA generally prohibits the payment or receipt of fees or any other item of value for the referral of real estate-related settlement services. RESPA also prohibits fee shares or splits or unearned fees in connection with the provision of residential real estate settlement services, such as mortgage brokerage and real estate brokerage. Notwithstanding these prohibitions, RESPA permits payments for goods furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods or services provided. Our mortgage origination-related businesses that supply credit reports, flood and tax services and AVM reports to residential mortgage lenders and, as applicable, our joint venture relationships, are structured and operated in a manner intended to comply with RESPA and related regulations.

Regulation of Property Valuation Activities

Real estate appraisals and AVMs are subject to federal and/or state regulation. The Dodd-Frank Act and implemented rules and guidance thereunder, and interagency guidance jointly issued by the federal financial institution regulators, have expanded regulation of these activities. Among the ways these activities are regulated are the following:

•
Appraisals, AVMs and other forms of home value estimates are now subject to more explicit and detailed quality control requirements, and creditors will be required to disclose to applicants information about the purpose, and provide consumers with a free copy, of any appraisal, AVM or other estimate of a home's value developed in connection with a residential real estate mortgage loan application; and

•
The increased regulation of AVMs has created opportunities for expanded use of these tools in the residential mortgage lending industry. (We have introduced new products to pursue these opportunities.)

Regulation and Potential Examination by Consumer Financial Protection Bureau and Federal Financial Institution Regulators

The CFPB now serves as the principal federal regulator of providers of consumer financial products and services. As such, the CFPB has significant rulemaking authority under existing federal statutes (including the FCRA, the GLBA, and RESPA), as well as the authority to conduct examinations of certain providers of financial products and services. As discussed above, under the CFPB's authority to supervise larger market participants of the credit reporting market, the CFPB has the authority to conduct examinations of us. The CFPB also has the authority to initiate an investigation of our other businesses if it believes that a federal consumer financial law is being violated. Additionally, in early 2013, the CFPB issued several regulations that, although not directly applicable to us, potentially could present regulatory risk to us in our role as a service provider to providers of financial products and services. These regulations include the CFPB's Ability to Repay and Qualified Mortgage Standards, Mortgage Servicing Rules, Escrow Requirements for Higher-Priced Mortgage Loans, Appraisal Requirements for Higher-Priced Mortgage Loans, Loan Originator Compensation Requirements, Disclosure and Delivery Requirements for Copies of Appraisals and Other Written Valuations, and High-Cost Mortgage and Homeownership Counseling Requirements. The CFPB issued additional regulations in December 2013 that mandate integrated mortgage disclosures under the Truth in Lending Act and RESPA beginning in August 2015. We are in the process of evaluating the impact of these regulations on the services we provide and, where necessary, adjusting our products and services to conform to the new requirements.

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

In addition, settlement agreements entered into between the Office of the Comptroller of the Currency ("OCC") and a number of our largest clients related to mortgage servicing practices increase the likelihood that providers of certain outsourced services will be examined by the OCC. This increased level of scrutiny may cause an increase in the cost of compliance for us.

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

•
Our loan document business must monitor state laws applicable to our clients relating to loan documents and fee limitations as well as Fannie Mae and Freddie Mac requirements to develop and maintain compliant loan documents and other instruments; and

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

Other Regulations

The Fair Debt Collection Practices Act and similar state laws apply to loss mitigation activities and lien release statutes affect some document processing we conduct on behalf of servicers. In February 2012, 49 state attorneys general and the federal government announced a joint state-federal settlement with the country's five largest mortgage servicers known as the National Mortgage Settlement. As part of the settlement, the affected mortgage servicers agreed to a set of strict servicing standards that require, among other things, a single point of contact for delinquent consumers, adequate staffing levels and training, better communication with borrowers, and appropriate standards for executing documents in foreclosure cases, ending improper fees, and ending dual-track foreclosures for many loans. The CFPB has codified the majority of these standards in its Mortgage Servicing Rules issued in final form on January 17, 2013. We must comply with these rules, which became effective on January 10, 2014, when supplying certain services to our servicer clients.

Employees

As of December 31, 2014, we had approximately 4,820 full-time employees, of which approximately 4,243 were employed in the U.S. and 577 outside the U.S.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

We rely extensively upon data from a variety of external sources to maintain our proprietary and non-proprietary databases, including data from third-party suppliers, various government and public record sources and data contributed by our clients. Our data sources could cease providing or reduce the availability of their data to us, increase the price we pay for their data, or limit our use of their data for a variety of reasons, including legislatively- or judicially-imposed restrictions on use. If a number of suppliers are no longer able or are unwilling to provide us with certain data, or if our public record sources of data become unavailable or too expensive, we may need to find alternative sources. If we are unable to identify and contract with suitable alternative data suppliers and efficiently and effectively integrate these data sources into our service offerings, we could experience service disruptions, increased costs and reduced quality of our services. Moreover, some of our suppliers compete with us in certain product offerings, which may make us vulnerable to unpredictable price increases from them. Significant price increases could have a material adverse effect on our operating margins and our financial position, in particular if we are unable to arrange for substitute sources of data on more favorable economic terms. Loss of such access or the availability of data in the future on commercially reasonable terms or at all may reduce the quality and availability of our services and products, which could have a material adverse effect on our business, financial condition and results of operations.

2.
Our clients and we are subject to various governmental regulations, and a failure to comply with government regulations or changes in these regulations could result in penalties, restrict or limit our or our clients' operations or make it more burdensome to conduct such operations, any of which could have a material adverse effect on our revenues, earnings and cash flows.

Many of our and our clients' businesses are subject to various federal, state, local and foreign laws and regulations. Our failure to comply with applicable laws and regulations could restrict our ability to provide certain services or result in the imposition of civil fines and criminal penalties, substantial regulatory and compliance costs, litigation expense, adverse publicity and loss of revenue.

In addition, our businesses are subject to an increasing degree of compliance oversight by regulators and by our clients. Specifically, the CFPB has authority to write rules affecting the business of credit reporting agencies and also to supervise, conduct examinations of, and enforce compliance as to federal consumer financial protection laws and regulations with respect to certain “non-depository covered persons” determined by the CFPB to be “larger participants” that offer consumer financial products and services. Two of our credit businesses - CoreLogic Credco and Teletrack - are subject to the CFPB non-bank supervision program. The CFPB and the prudential financial institution regulators such as the OCC also have the authority to examine us in our role as a service provider to large financial institutions, although it is yet unclear how broadly they will apply this authority going forward. In addition, several of our largest bank clients are subject to consent orders with the OCC and/or are parties to the National Mortgage Settlement, both of which require them to exercise greater oversight and perform more rigorous audits of their key vendors such as us.

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

Our operations could be negatively affected by changes to laws and regulations and enhanced regulatory oversight of our clients and us. These changes may compel us to increase our prices in certain situations or decrease our prices in other situations, may restrict our ability to implement price increases, and may limit the manner in which we conduct our business or otherwise may have a negative impact on our ability to generate revenues, earnings and cash flows. If we are unable to adapt our products and services to conform to the new laws and regulations, or if these laws and regulations have a negative impact on our clients, we may experience client losses or increased operating costs, and our business and results of operations could be negatively affected.

3.	Regulatory developments with respect to use of consumer data and public records could have a material adverse effect on our business, financial condition and results of operations.

Because our databases include certain public and non-public personal information concerning consumers, we are subject to government regulation and potential adverse publicity concerning our use of consumer data. We acquire, store, use and provide many types of consumer data and related services that are subject to regulation under the FCRA, the GLBA, and the Driver's Privacy Protection Act and, to a lesser extent, various other federal, state, and local laws and regulations. These laws and regulations are designed to protect the privacy of consumers and to prevent the unauthorized access and misuse of personal information in the marketplace. Our failure to comply with these laws, or any future laws or regulations of a similar nature, could result in substantial regulatory penalties, litigation expense and loss of revenue.

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

Likewise, our clients are increasingly imposing more stringent contractual obligations on us relating to our information security protections. If we are unable to maintain protections and processes at a level commensurate with that required by our large clients, it could negatively affect our relationships with those clients or increase our operating costs, which could harm our business or reputation.

5.	Systems interruptions may impair the delivery of our products and services, causing potential client and revenue loss.

System interruptions may impair the delivery of our products and services, resulting in a loss of clients and a corresponding loss in revenue. In August 2012, as part of our TTI, we entered into an agreement to outsource our technology infrastructure management services, including the hosting of our data centers, to Dell. Although the TTI has begun to provide new functionality, increased performance and a reduction in application management and development costs, the project is complex and longer-term in nature and we cannot be sure that we will ultimately be successful in achieving our technology and cost-savings objectives on the timeframe we set forth, or at all. In addition, we depend heavily upon the computer systems and our existing technology infrastructure located in our remaining Santa Ana, CA data center, which we expect will be moved under the Dell arrangement to Dell's Quincy, WA data center by the end of the second quarter of 2015. Certain systems interruptions or events beyond our control could interrupt or terminate the delivery of our products and services to our clients. These interruptions also may interfere with our suppliers' ability to provide necessary data to us and our employees' ability to attend to work and perform their responsibilities. Any of these possible outcomes could result in a loss of clients or a loss in revenue, which could have an adverse effect on our business or operations.

6.
Because our revenue from clients in the mortgage, consumer lending and real estate industries is affected by the strength of the economy and the housing market generally, including the volume of real estate transactions, a negative change in any of these conditions could materially adversely affect our business and results of operations.

A significant portion of our revenue is generated from solutions we provide to the mortgage, consumer lending and real estate industries and, as a result, a weak economy or housing market may adversely affect our business. The volume of mortgage origination and residential real estate transactions is highly variable. Reductions in these transaction volumes could have a direct impact on certain portions of our revenues and may materially adversely affect our business, financial condition and results of operations. Moreover, negative economic conditions could affect the performance and financial condition of some of our clients in many of our businesses, which may lead to negative impacts on our revenue, earnings and liquidity in particular if these clients go bankrupt or otherwise exit certain businesses.

7.
We do not solely control the operations and dividend policies of our partially-owned affiliates, including our joint ventures. A decrease in earnings of or dividends from these joint ventures could have a negative impact on our earnings and cash flow.

In our joint ventures with some of our largest clients, we share control of the management of the operations of the joint venture with the other partner. As a result, we cannot solely dictate the ventures' business strategy, operations or dividend policies without the cooperation of the respective partners. These joint ventures are impacted by many of the same regulatory and economic factors that affect our business. A decrease in earnings and dividends derived from these joint ventures could have a negative impact on our earnings and cash flow. In addition, our joint venture partners could decide to exit the joint venture or otherwise terminate the operations at their discretion, which could have a material adverse effect on our business and results of operations.

8.
We rely on our top ten clients for a significant portion of our revenue and profit, which makes us susceptible to the same macro-economic and regulatory factors that our clients face. If these clients are negatively impacted by current economic or regulatory conditions or otherwise experience financial hardship or stress, or if the terms of our relationships with these clients change, our business, financial condition and results of operations could be adversely affected.

Our ten largest clients generated 29.8% of our operating revenues for the year ended December 31, 2014. These clients face continued pressure in the current economic and regulatory climate. Many of our relationships with these clients are long-standing and are important to our future operating results, but there is no guarantee that we will be able to retain or renew existing agreements or maintain our relationships on acceptable terms or at all. Deterioration in or termination of any of these relationships, including through mergers or consolidations among our clients, could significantly reduce our revenue and could adversely affect our business, financial condition and results of operations. In addition, certain of our businesses have higher client concentration than our company as a whole. As a result, these businesses may be disproportionately affected by declining revenue from, or loss of, a significant client.

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

We have acquired and expect to continue to acquire, on an opportunistic basis, companies, businesses, products and services. These activities may increase our expenses, and the expected benefits, synergies and growth from these initiatives may not materialize as planned. In addition, we may have difficulty integrating our completed or any future acquisitions into our operations, including implementing at the acquired companies controls, procedures and policies in line with our controls, procedures and policies. If we fail to properly integrate acquired businesses, products, technologies and personnel, it could impair relationships with employees, clients and strategic partners, distract management attention from our core businesses, result in control failures and otherwise disrupt our ongoing business and harm our results of operations. We also may not be able to retain key management and other critical employees after an acquisition. In addition, although part of our business strategy may include growth through strategic acquisitions, we may not be able to identify suitable acquisition candidates, obtain the capital necessary to pursue acquisitions or complete acquisitions on satisfactory terms.

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

12. Our reliance on outsourcing arrangements subjects us to risk and may disrupt or adversely affect our operations. In addition, we may not realize the full benefit of our outsourcing arrangements, which may result in increased costs, or may adversely affect our service levels for our clients.

Over the last few years, we have outsourced various business process and information technology services to third parties, including the outsourcing arrangements we entered into with a subsidiary of Cognizant Technology Solutions and the technology infrastructure management services agreement we entered into with Dell. Although we have service-level arrangements with our providers, we do not ultimately control their performance, which may make our operations vulnerable to their performance failures. In addition, the failure to adequately monitor and regulate the performance of our third-party vendors could subject us to additional risk. Reliance on third parties also makes us vulnerable to changes in the vendors' business, financial condition and other matters outside of our control, including their violations of laws or regulations which could increase our exposure to liability or otherwise increase the costs associated with the operation of our business. The failure of our outsourcing partners to perform as expected or as contractually required could result in significant disruptions and costs to our operations and to the services we provide to our clients, which could materially and adversely affect our business, client relationships, financial condition, operating results and cash flow.

13.
Our international outsourcing service providers and our own international operations subject us to additional risks, which could have an adverse effect on our results of operations. Dependence on these operations, in particular our outsourcing arrangements, may impair our ability to operate effectively.

Over the last few years, we have reduced our costs by utilizing lower-cost labor outside the U.S. in countries such as India and the Philippines through outsourcing arrangements. These countries are subject to higher degrees of political and social instability than the U.S. and may lack the infrastructure to withstand political unrest or natural disasters. Such disruptions can impact our ability to deliver our products and services on a timely basis, if at all, and to a lesser extent can decrease efficiency and increase our costs. Weakness of the U.S. dollar in relation to the currencies used and higher inflation rates experienced in these countries may also reduce the savings we planned to achieve. Furthermore, the practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States and, as a result, many of our clients may require us to use labor based in the U.S. We may not be able to pass on the increased costs of higher-priced U.S.-based labor to our clients, which ultimately could have an adverse effect on our results of operations.

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

As of December 31, 2014, our total debt was approximately $1.3 billion, and we have unused commitments of approximately $465.0 million under our credit facilities.

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

The markets for our products and services are intensely competitive. Our competitors vary in size and in the scope and breadth of the services they offer. We compete for existing and new clients against both third parties and the in-house capabilities of our clients. Many of our competitors have substantial resources. Some have widely-used technology platforms that they seek to use as a competitive advantage to drive sales of other products and services. In addition, we expect that the markets in which we compete will continue to attract new competitors and new technologies. These competitors and new technologies may be disruptive to our existing technology or service offerings, resulting in operating inefficiencies and increased competitive pressure. We cannot assure you that we will be able to compete successfully against current or future competitors. Any competitive pressures we face in the markets in which we operate could materially adversely affect our business, financial condition and results of operations.

17.
We may not be able to attract and retain qualified management or develop current management to assist in or lead company growth, which could have an adverse effect on our ability to maintain or expand our product and service offerings.

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

Goodwill is assessed for impairment annually or sooner if circumstances indicate a possible impairment. Factors that could lead to impairment of goodwill include significant under-performance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization and negative industry or economic trends. In the event that the book value of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. In the event of significant volatility in the capital markets or a worsening of current economic conditions, we may be required to record an impairment charge, which would negatively impact our results of operations. Possible future impairment of goodwill may have a material adverse effect on our business, financial condition and results of operations.

19. We may not be able to effectively achieve our growth strategies, which could adversely affect our financial condition or results of operations.

Our growth strategies, including revenue growth and margin expansion, depend in part on maintaining our competitive advantage with current solutions in new and existing markets, as well as our ability to develop new technologies and solutions to serve such markets. There can be no assurance that we will be able to compete successfully in new markets or continue to compete effectively in our existing markets. In addition, development of new technologies and solutions may require significant investment by us. If we fail to introduce new technologies or solutions effectively or on a cost-effective or timely basis, or if we are not successful in introducing or obtaining regulatory or market acceptance for new solutions, we may lose market share and our results of operations or cash flows could be adversely affected.

20.	We share responsibility with First American Financial Corporation ("FAFC") for certain income tax liabilities for tax periods prior to and including the date of the Separation.

Under the Tax Sharing Agreement we entered into in connection with the Separation transaction, we are generally responsible for taxes attributable to our business, assets and liabilities and FAFC is generally responsible for all taxes attributable to members of the FAFC group of companies and the assets, liabilities or businesses of the FAFC group of companies. Generally, any liabilities arising from tax adjustments to consolidated tax returns for tax periods prior to and including date of Separation will be shared in proportion to each company's percentage of the tax liability for the relevant year (or partial year with respect to 2010), unless the adjustment is attributable to either party, in which case the adjustment will generally be for the account of such party. In addition to this potential liability associated with adjustments for prior periods, if FAFC were to fail to pay any tax liability it is required to pay under the Tax Sharing Agreement, we could be legally liable under applicable tax law for such tax liabilities and required to make additional tax payments. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of our agreed-upon share of tax liabilities.

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

In connection with the Separation, we and FAFC entered into a number of agreements that set forth certain rights and obligations of the parties post-Separation, including the Separation and Distribution Agreement, the Tax Sharing Agreement, the Restrictive Covenants Agreement, certain transition services agreements and leases for our data center and former headquarters facilities in Santa Ana, CA. We possess certain rights under those agreements, including without limitation indemnity rights from certain liabilities allocated to FAFC. The failure of FAFC to perform its obligations under the agreements could have an adverse effect on our financial condition, results of operations and cash flows.

In addition, the Separation and Distribution Agreement gives FAFC the right to purchase the equity or assets of our entity or entities directly or indirectly owning the real property databases that we currently own upon the occurrence of certain triggering events. The triggering events include the direct or indirect purchase of the databases by a title insurance underwriter (or its affiliate) or an entity licensed as a title insurance underwriter, including a transaction where a title insurance underwriter (or its affiliate) acquires 25% or more of us. Such a triggering event also triggers the ability of FAFC to terminate our Santa Ana, CA data center upon 30 days' notice. The purchase right expires June 1, 2020. Until the expiration of the purchase right, this provision could have the effect of limiting or discouraging an acquisition of us or preventing a change of control that our stockholders might consider favorable. Likewise, if a triggering event occurs, the loss of ownership of our real property database could have a material adverse effect on our financial condition, business and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2014, our real estate portfolio of 1.7 million square feet is comprised of leased property throughout 25 states in the U.S. at approximately 1.6 million square feet and 100,000 square feet in the aggregate in Australia, Canada, India, France, Mexico, New Zealand and the United Kingdom. Our properties range in size from a single property under 1,000 square feet to our large, multiple-building complex in Westlake, TX totaling 600,000 square feet. The Westlake property lease expires in March 2017. Our corporate headquarters are located in Irvine, CA, where we occupy 170,000 square feet pursuant to a lease that expires in July 2021.

All properties are primarily used as offices and have multiple expiration dates. The office facilities we occupy are, in all material respects, in good condition and adequate for their intended use.

Item 3. Legal Proceedings

For a description of our legal proceedings, see Note 15 - Litigation and Regulatory Contingencies of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K, which is incorporated by reference in response to this item.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our common stock is listed on the New York Stock Exchange and trades under the symbol "CLGX". The approximate number of record holders of our common stock on February 20, 2015 was 2,817. High and low stock prices for the last two years were as follows:

	2014		2013
	High	Low	High	Low
Quarter ended March 31,	$35.96	$29.12	$29.00	$24.48
Quarter ended June 30,	$31.03	$26.58	$28.68	$21.40
Quarter ended September 30,	$31.04	$26.47	$29.05	$23.69
Quarter ended December 31,	$33.71	$25.54	$36.19	$26.10

We did not declare dividends for the years ended December 31, 2014 and 2013 and have not declared dividends since we changed our name to CoreLogic on June 1, 2010 and began trading on the New York Stock Exchange under the symbol “CLGX.” We do not expect to pay regular quarterly cash dividends, and any future dividends will be dependent on future earnings, financial condition, compliance with agreements governing our outstanding debt and capital requirements. In addition, the amount of dividends we could pay may be limited by the restricted payments covenant in the indenture governing our 7.25% senior notes, as amended, and by the terms of our credit agreement.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2014, we did not issue any unregistered shares of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table describes purchases by us of shares of our common stock which settled during each period set forth in the table below. In December 2013, the Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $350.0 million. As of December 31, 2014, we have $215.3 million in value of shares that may yet be purchased under the plans or programs. The stock repurchase plan has no expiration date. Repurchases under our stock repurchase plan may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

Under our credit agreement, our stock repurchase capacity is restricted to $150.0 million per fiscal year, with the ability to undertake an additional amount of repurchases in such fiscal year provided that, on a pro forma basis after giving effect to the stock repurchase, our total leverage ratio does not exceed 3.50:1.0. In addition, our stock repurchase capacity is limited by the restricted payments covenant in the indenture governing our 7.25% senior notes, as amended. While we continue to preserve the capacity to execute share repurchases under our existing share repurchase authorization, going forward we will consider the repurchase of shares of our common stock and retirement of outstanding debt on an opportunistic basis.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2014	—	$—	—	$234,003,212
November 1 to November 30, 2014	468,101	$32.09	468,101	$218,981,851
December 1 to December 31, 2014	114,500	$32.08	114,500	$215,308,691
Total	582,601	$32.09	582,601

(1)	Calculated inclusive of commissions.

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

The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock with corresponding changes in the cumulative total returns of the Standard & Poor's Midcap 400 Index, the Standard & Poor's 500 Index, the Standard & Poor's Midcap 400 Data Processing Outsourced Services Index and our Peer Group index. The comparison assumes an investment of $100 at the close of business on December 31, 2009 and reinvestment of dividends. This historical performance is not indicative of future performance.

On June 1, 2010, we completed the Separation in which we spun off the financial services businesses into a new, publicly-traded, New York Stock Exchange-listed company called FAFC through a distribution (the “Distribution”) of all of the outstanding shares of FAFC to the holders of our common shares, par value $1.00 per share, as of May 26, 2010. For purposes of calculating the cumulative total return on our stock, it is assumed that each share of FAFC received in the Distribution on June 1, 2010 was immediately sold for its market value and the proceeds reinvested in additional shares of our common stock. The value of our common stock in periods subsequent to the Distribution therefore includes the value of the distributed shares but not the separate performance of those securities since June 1, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among CoreLogic, Inc., the S&P Midcap 400 Index, the S&P 500 Index,
Peer Group and S&P Midcap 400 Data Processing & Outsourced Services

$300
$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
CoreLogic, Inc.
S&P Midcap 400
S&P 500
Peer Group
S&P Midcap 400 Data Processing & Outsourced Services

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The Peer Group, which was also used by the Board's Compensation Committee for 2014 compensation decisions, consisted of: Acxiom Corporation, Alliance Data Systems Corporation, Broadridge Financial Solutions, Inc., CIBER Inc., CSG Systems International Inc., DST Systems, Inc., The Dun & Bradstreet Corporation, Equifax, Inc., Fair Isaac Corporation, Fidelity National Information Services, Inc., Fiserv, Inc., Gartner, Inc., IHS Inc., Jack Henry & Associates, Inc., Sapient Corp., Syntel, Inc., and Verisk Analytics, Inc. This peer group is the same as that used in 2013, except that Lender Processing Services has been removed due to its acquisition by Fidelity National Financial, Inc.

Item 6. Selected Financial Data

The selected consolidated financial data for the Company for the five-year period ended December 31, 2014 has been derived from the consolidated financial statements. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto, “Item 1—Business—Corporate Events—Acquisitions” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Consolidated Results of Operations.” The consolidated statements of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011, and 2010 have been derived from financial statements not included herein.

Before June 1, 2010, we operated as The First American Corporation. On June 1, 2010, we completed the Separation in which we spun-off the financial services businesses into a new, publicly-traded, New York Stock Exchange-listed company called FAFC. In December 2010, we sold our employer and litigation services businesses. In September 2011, we closed our marketing services business. In August 2012, we completed the disposition of American Driving Records ("ADR") within our transportation services business. In September 2012, we completed the wind down of our consumer services business and our wholly-owned appraisal management company business. In September 2014, we completed the sale of our collateral solutions and field services businesses. Therefore, these results of operations are all reflected as discontinued operations. See Note 18 – Discontinued Operations of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of Part II of this report for additional disclosures.

(in thousands, except per share amounts)	For the Year Ended December 31,
Income Statement Data:	2014	2013	2012	2011	2010
Operating revenue	$1,405,040	$1,404,401	$1,333,479	$1,100,086	$1,025,868
Operating income	$169,758	$142,142	$170,402	$46,576	$68,595
Equity in earnings of affiliates, net of tax	$14,120	$27,361	$35,983	$30,270	$41,641
Amounts attributable to CoreLogic:
Income from continuing operations, net of tax	$89,741	$100,313	$96,065	$26,637	$18,847
(Loss)/income from discontinued operations, net of tax	(16,653)	14,423	12,387	(101,246)	(18,985)
Income/(loss) from sale of discontinued operations, net of tax	112	(7,008)	3,841	—	(56,161)
Net income/(loss)	$73,200	$107,728	$112,293	$(74,609)	$(56,299)
Balance Sheet Data:
Assets of discontinued operations	$4,267	$38,926	$50,187	$106,575	$321,899
Total assets	$3,516,362	$3,003,131	$3,027,497	$3,115,822	$3,240,021
Long-term debt, excluding discontinued operations	$1,330,563	$839,930	$792,426	$908,287	$720,875
Total equity	$1,014,167	$1,044,373	$1,170,945	$1,244,820	$1,545,141
Dividends on common shares	$—	$—	$—	$—	$22,657
Amounts attributable to CoreLogic:
Basic income/(loss) per share:
Income from continuing operations, net of tax	$0.99	$1.05	$0.93	$0.24	$0.17
(Loss)/income from discontinued operations, net of tax	(0.18)	0.15	0.12	(0.93)	(0.17)
Income/(loss) from sale of discontinued operations, net of tax	—	(0.07)	0.04	—	(0.50)
Net income/(loss)	$0.81	$1.13	$1.09	$(0.69)	$(0.50)
Diluted income/(loss) per share:
Income from continuing operations, net of tax	$0.97	$1.03	$0.92	$0.24	$0.17
(Loss)/income from discontinued operations, net of tax	(0.18)	0.15	0.12	(0.92)	(0.17)
Income/(loss) from sale of discontinued operations, net of tax	—	(0.07)	0.04	—	(0.50)
Net income/(loss)	$0.79	$1.11	$1.08	$(0.68)	$(0.50)
Weighted average shares outstanding
Basic	90,825	95,088	102,913	109,122	111,529
Diluted	92,429	97,109	104,050	109,712	112,363

Item 7. Management’s Discussion and Analysis of Financial Condition and Consolidated Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation, statements regarding our future operations, financial condition and prospects, operating results, revenues and earnings liquidity, our estimated income tax rate, unrecognized tax positions, amortization expenses, impact of recent accounting pronouncements, our TTI program, our acquisition and divestiture strategy and our growth plans, expectations regarding our recent acquisitions, share repurchases, the level of aggregate U.S. mortgage originations and inventory of delinquent mortgage loans and loans in foreclosure and the reasonableness of the carrying value related to specific financial assets and liabilities.

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

•
changes in applicable government legislation, regulations and the level of regulatory scrutiny affecting our clients or us, including with respect to consumer financial services and the use of public records and consumer data;

•	compromises in the security of our data, including cyber-based attacks, the transmission of confidential information or systems interruptions;

•	the inability to control the dividend policies of our partially-owned affiliates;

•	difficult conditions in the mortgage and consumer lending industries and the economy generally;

•	our ability to protect proprietary technology rights;

•	our ability to realize the anticipated benefits of certain acquisitions and/or divestitures and the timing thereof;

•	risks related to the outsourcing of services and international operations;

•	our growth strategies and our ability to effectively and efficiently implement them;

•	the level of our indebtedness, our ability to service our indebtedness and the restrictions in our various debt agreements;

•	intense competition in the market against third parties and the in-house capabilities of our customers;

•	our ability to attract and retain qualified management;

•	impairments in our goodwill or other intangible assets; and

•	the remaining tax sharing arrangements and other obligations associated with the spin off of FAFC.

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

We offer our clients among the most comprehensive national databases of public, contributory and proprietary data covering real property and mortgage information, judgments and liens, building and replacement costs, parcel and geospatial data, criminal background records, eviction information, non-prime lending records, credit information, and tax information, among other data types. Our databases include over 880 million historical property transactions, over 93 million mortgage applications and property-specific data covering approximately 99% of U.S. residential properties exceeding 148 million records. We believe the quality of the data we offer is distinguished by our broad range of data sources and our expertise in aggregating, organizing, normalizing, processing and delivering data to our clients.

With our data as a foundation, we have built strong analytics capabilities and a variety of value-added business services to meet our clients’ needs for mortgage and automotive credit reporting, property tax, property valuation, tenancy, hazard risk, property risk and replacement cost, flood plain location determination and other geospatial data and related services.

Overview of Business Environment and Company Developments

Business Environment

The volumes of U.S. mortgage loan originations serve as a key market driver for more than half our business. We believe the volume of real estate and mortgage transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, employment levels and the overall state of the U.S. economy. We believe mortgage originations, expressed in dollars, decreased significantly by approximately 40.0% over the course of the year in 2014 relative to the same period of 2013 primarily due to increases in interest rates, which began in the middle of 2013, and transitioned the industry from a refinancing-driven to a purchase-driven market cycle. We expect 2015 origination unit volumes will be comparable to 2014 levels.

We generate the majority of our revenues from clients with operations in the U.S. residential real estate, mortgage origination and mortgage servicing markets. Approximately 29.8% of our operating revenues for the year ended December 31, 2014 were generated from our ten largest clients which consist of the largest U.S. mortgage originators and servicers.

Recent Company Developments

Acquisitions

In January 2014, we completed our acquisition of Terralink for NZD$14.5 million, or $11.9 million, which is included as a component of our D&A reporting segment.

In March 2014, we completed the acquisition of all of the issued and outstanding equity interests of MSB/DataQuick. The total consideration paid in connection with the transaction referenced above was approximately $652.5 million in cash, which was funded through borrowings - see Liquidity and Capital Resources for further information. The operations of MSB's and DataQuick's data licensing and analytics units are reported within our D&A segment and DataQuick's flood zone determination and credit servicing operations are reported within our TPS segment.

In November 2014, we completed the acquisition of the assets of Bank of America's mortgage-related credit reporting operation for $19.6 million, which is included as a component of the TPS segment.

Divestiture of Non-Core Businesses

In December 2013, we concluded the businesses comprising the AMPS segment were not core to our long-term strategy and we would actively pursue the sale of the AMPS reporting segment. On September 30, 2014, we completed the sale of our collateral solutions and field services businesses, which were previously included in our AMPS reporting segment for consideration of $29.1 million, subject to working capital adjustments, as well as contingent consideration of up to $20.0 million. As a result, these businesses were reflected in our consolidated financial statements as discontinued operations. Further, we concluded to cease pursuing the sale of our remaining product lines previously included in our AMPS reporting segment. These remaining product lines included our technology solutions, solutions express and outsourcing services product lines. These product lines were previously reflected as discontinued operations and are now reflected as part of continuing operations within our TPS segment reporting disclosures for all periods presented.

Technology Transformation Initiative

In July 2012, as part of our on-going cost efficiency programs, we announced the launch of our TTI, which is a major technology transformation initiative designed to provide us with new functionality, increased performance and reduced application management and development costs. The TTI encompasses two phases. The first phase is designed to transform our existing technology infrastructure to run in a private dedicated cloud environment hosted in Dell’s technology center located in Quincy, WA. The transition of our existing data and systems infrastructure to Dell’s Quincy technology center is expected to be completed in mid-2015. The second phase of the TTI involves the creation of a next-generation technology platform to leverage data monetization and analytics, social media, mobility, voice and other capabilities via a delivery portal driven by a common data repository. Progressive deployment of our next generation platform is currently expected to occur in several phases commencing in 2015. For the year ended December 31, 2014, we incurred expenses of $15.6 million and capitalized expenditures of $8.2 million related to the TTI.

Unless otherwise indicated, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K relate solely to the discussion of our continuing operations.

Consolidated Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Operating Revenues

Our consolidated operating revenues were $1.4 billion for the year ended December 31, 2014, an increase of $0.6 million when compared to 2013, and consisted of the following:

(in thousands, except percentages)	2014	2013	$ Change	% Change
D&A	$647,264	$572,169	$75,095	13.1%
TPS	767,567	843,887	(76,320)	(9.0)
Corporate and eliminations	(9,791)	(11,655)	1,864	(16.0)
Operating revenues	$1,405,040	$1,404,401	$639	—%

Our D&A segment revenues increased by $75.1 million, or 13.1%, when compared to 2013. Acquisition activity accounted for $107.0 million of the increase in 2014. Excluding acquisition activity, the decrease of $31.9 million was primarily due to lower property information, analytics and advisory revenues of $22.1 million, which included the exit of a non-core product line and the impact of unfavorable foreign currency exchange fluctuations of $6.3 million. The decrease was also impacted by lower rental market volumes which reduced multifamily services revenues by $4.1 million, partially offset by higher insurance and spatial solutions revenues of $0.6 million.

Our TPS revenues decreased by $76.3 million, or 9.0%, when compared to 2013. Acquisition activity accounted for $20.7 million of additional revenues in 2014. Excluding acquisition activity, the decrease of $97.0 million is primarily due to the significant decline in mortgage loan origination volumes, which decreased our origination and underwriting services revenues by $37.9 million, our compliance and technology solutions revenues by $30.7 million and our property tax processing revenues by $28.4 million.

Our corporate and eliminations revenues were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services (exclusive of depreciation and amortization below)

Our consolidated cost of services were $740.3 million for the year ended December 31, 2014, an increase of $23.1 million, or 3.2%, when compared to 2013. Acquisition activity accounted for $66.8 million of the increase in December 31, 2014. Excluding acquisition activity, the decrease of $43.7 million was primarily due to the significant decline in mortgage loan origination volumes, which decreased cost of services by approximately $64.8 million, partially offset by unfavorable product mix of $21.1 million primarily in our TPS segment.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $351.6 million for the year ended December 31, 2014, a decrease of $22.7 million, or 6.1%, when compared to 2013. Acquisition activity contributed $25.8 million of expense in 2014. Excluding acquisition activity, the decrease of $48.5 million was primarily due to a $13.9 million gain on sale of real estate assets and cost reductions from our ongoing cost efficiency programs, which lowered salaries and benefits by $29.8 million, facility and lease equipment costs by $9.6 million, professional fees by $4.8 million, marketing fees by $1.0 million and other expenses by $8.1 million; partially offset by lower capitalized costs of $18.7 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $138.4 million for the year ended December 31, 2014, an increase of $12.1 million, or 9.5%, when compared to 2013. Acquisition activity accounted for $22.7 million of the increase in 2014. Excluding acquisition activity, the decrease of $10.6 million was primarily due to assets that were fully depreciated in the prior year primarily in the TPS segment.

Impairment Loss

Our impairment loss was $5.0 million for the year ended December 31, 2014, a decrease of $39.5 million, or 88.8%, when compared to 2013. The variance was primarily due to higher goodwill impairment charges related to our technology solutions, solutions express and outsourcing services businesses in the fourth quarter of the prior year.

Operating Income

Our consolidated operating income was $169.8 million for the year ended December 31, 2014, an increase of $27.6 million, or 19.4%, when compared to 2013, and consisted of the following:

(in thousands, except percentages)	2014	2013	$ Change	% Change
D&A	$97,654	$100,963	$(3,309)	(3.3)%
TPS	139,168	137,225	1,943	1.4
Corporate and eliminations	(67,064)	(96,046)	28,982	(30.2)
Operating income	$169,758	$142,142	$27,616	19.4%

Our D&A segment operating income decreased by $3.3 million, or 3.3%, when compared to 2013. Acquisition activity contributed $1.6 million of higher losses in 2014 due to higher depreciation and amortization expense and higher integration costs. Excluding acquisition activity, operating income decreased $1.7 million primarily due to lower volumes and unfavorable product mix. Operating margins increased 75 basis points due to lower costs from the impact of on-going cost efficiency programs.

Our TPS operating income increased by $1.9 million, or 1.4%, when compared to 2013. Acquisition activity accounted for $13.9 million of the increase in 2014. Excluding acquisition activity, operating income decreased $12.0 million primarily due to the significant decline in origination volumes; partially offset by lower goodwill impairment charges related to our technology solutions, solutions express and outsourcing services businesses recorded in the prior year. Operating margins increased 75 basis points and were also favorably impacted by lower costs from our on-going cost efficiency programs.

Corporate and eliminations operating loss decreased $29.0 million, or 30.2%, due to lower selling, general and administrative expenses from on-going cost efficiency programs.

Total Interest Expense, Net

Our consolidated total interest expense, net was $67.0 million for the year ended December 31, 2014, an increase of $19.4 million, or 40.7%, when compared to 2013. The increase was due to higher average outstanding debt balances and higher fees of $1.0 million related to the new borrowings in connection with our acquisition of MSB/DataQuick in March of 2014.

Gain on Investments and Other, Net

Our consolidated gain on investments and other income, net was $3.9 million for the year ended December 31, 2014, a decrease of $8.2 million when compared to 2013. The decrease was primarily due to a $6.6 million gain, recorded in the prior year, related to the acquisition of a controlling interest in an investment in affiliate, a $4.1 million loss from the termination of an interest rate swap agreement in connection with the refinancing of our outstanding debt, lower realized gains on investments of $3.2 million and a $0.3 million write-off of an investment in affiliate, partially offset by a $6.0 million distribution from a previously impaired investment in affiliate.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations was $29.8 million and $33.7 million for the years ended December 31, 2014 and 2013, respectively. Our effective income tax rate was 28.2% and 31.6% for the years ended December 31, 2014 and 2013, respectively. The change in the income tax was primarily attributable to foreign rate differentials in jurisdictions with tax rates lower than the U.S. as well as valuation allowance released in certain foreign jurisdictions.

Equity in Earnings of Affiliates, Net of Tax

Our consolidated equity in earnings of affiliates, net of tax was $14.1 million for the year ended December 31, 2014, a decrease of $13.2 million, or 48.4%, when compared to 2013. We have equity interests in various affiliates which primarily provide settlement services in connection with residential mortgage loans. The decrease in equity in earnings was primarily due to declining mortgage loan origination volumes.

(Loss)/Income from Discontinued Operations, Net of Tax

Our consolidated loss from discontinued operations, net of tax was $16.7 million for the year ended December 31, 2014, an unfavorable variance of $31.1 million when compared to 2013. The variance is primarily due to legal settlements of $21.9 million, on a pre-tax basis, as well as declining default market volumes which impacted revenues and net income associated with our collateral solutions and field services businesses.

Gain/(Loss) from Sale of Discontinued Operations, Net of Tax

Our consolidated gain from sale of discontinued operations, net of tax was $0.1 million for the year ended December 31, 2014, a favorable variance of $7.1 million when compared to 2013. The variance was primarily related to the settlement of tax contingencies of $7.4 million from the sale of a business line within our AMPS segment in the prior year.

Net Income/(Loss) Attributable to Noncontrolling Interests

Our consolidated net income attributable to noncontrolling interests was $1.3 million for the year ended December 31, 2014, an increase of $1.3 million, or 2,490.6%, when compared to 2013. The variance was primarily due to the step-up acquisition of a previously held noncontrolling interest in the third quarter of 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Operating Revenues

Our consolidated operating revenues were $1.4 billion for the year ended December 31, 2013, an increase of $70.9 million, or 5.3%, when compared to 2012, and consisted of the following:

(in thousands, except percentages)	2013	2012	$ Change	% Change
D&A	$572,169	$544,753	$27,416	5.0%
TPS	843,887	800,890	42,997	5.4
Corporate and eliminations	(11,655)	(12,164)	509	(4.2)
Operating revenues	$1,404,401	$1,333,479	$70,922	5.3%

Our D&A segment revenues increased by $27.4 million, or 5.0%, when compared to 2012. Acquisition activity accounted for $27.0 million of the increase in 2013. Excluding acquisition activity, the increase of $0.4 million was primarily due to higher property information, analytics and advisory revenues of $7.7 million due to growth in valuation and fraud analytics services and higher insurance and spatial solutions revenues of $0.5 million. This was partially offset by lower rental market volumes which reduced multifamily services revenues by $2.0 million and the impact of unfavorable foreign exchange of $5.7 million.

Our TPS revenues increased by $43.0 million, or 5.4%, when compared to 2012. Acquisition activity accounted for $39.1 million of the increase in 2013. Excluding acquisition activity, the increase of $3.9 million was primarily due to market share gains which increased our property tax processing revenues by $30.9 million and our origination and underwriting services revenues by $1.2 million. This was partially offset by lower compliance and technology solutions revenues of $28.3 million due to lower volumes.

Our corporate and eliminations revenues were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services (exclusive of depreciation and amortization below)

Our consolidated cost of services was $717.2 million for the year ended December 31, 2013, an increase of $47.7 million, or 7.1%, when compared to 2012. Acquisition activity accounted for $30.3 million of the increase in 2013. Excluding acquisition activity, the increase of $17.4 million was primarily due to higher revenues, which increased cost of services by approximately $2.4 million, higher credit services-related costs from credit bureau of $13.1 million and higher other expenses of $2.4 million. The increase was partially offset by favorable foreign exchange impact of $0.5 million.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses was $374.3 million for the year ended December 31, 2013, an increase of $17.7 million, or 5.0%, when compared to 2012. Acquisition activity accounted for $26.8 million of the increase in 2013. Excluding acquisition activity, the decrease of $9.1 million was primarily due to our on-going cost efficiency programs, which lowered facility and lease equipment costs by $7.2 million and lowered software expense by $6.0 million. We also experienced higher capitalized costs of $5.7 million, the impact of favorable foreign exchange of $3.4 million and other expense of $4.5 million. The decrease was partially offset by higher external service costs of $11.6 million and higher professional fees of $6.2 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $126.3 million for the year ended December 31, 2013, an increase of $9.2 million, or 7.9%, when compared to 2012. Acquisition activity accounted for $8.1 million of the increase in 2013. Excluding acquisition activity, the increase of $1.1 million was primarily due to the write-off of non-performing assets in the current year.

Impairment Loss

Our impairment losses was $44.4 million for the year ended December 31, 2013, an increase of $24.6 million, or 123.5%, when compared to 2012. The variance was primarily due to a $42.2 million goodwill impairment charge related to our technology solutions, solutions express and outsourcing services businesses, partially offset by higher write-offs of non-performing assets in the prior year.

Operating Income

Our consolidated operating income was $142.1 million for the year ended December 31, 2013, a decrease of $28.3 million, or 16.6%, when compared to 2012, and consisted of the following:

(in thousands, except percentages)	2013	2012	$ Change	% Change
D&A	$100,963	$96,519	$4,444	4.6%
TPS	137,225	189,700	(52,475)	(27.7)
Corporate and eliminations	(96,046)	(115,817)	19,771	(17.1)
Operating income	$142,142	$170,402	$(28,260)	(16.6)%

Our D&A segment operating income increased by $4.4 million, or 4.6%, when compared to 2012. Acquisition activity accounted for $6.6 million of the increase in 2013. Excluding acquisition activity, operating income decreased $2.2 million and operating margins decreased 41 basis points as a prior year $7.0 million benefit related to the favorable litigation settlement of patent and other intellectual property rights was partially offset by favorable revenue mix in 2013.

Our TPS segment operating income decreased by $52.5 million, or 27.7%, when compared to 2012. Acquisition activity accounted for $5.7 million of higher operating losses in 2013. Excluding acquisition activity, operating income decreased $46.8 million and operating margins decreased 592 basis points primarily due to higher goodwill impairment charges of $42.2 million related to our technology solutions, solutions express and outsourcing services businesses incurred in 2013.

Corporate and eliminations operating loss decreased $19.8 million, or 17.1%, due to lower selling, general and administrative expenses from on-going cost efficiency programs.

Total Interest Expense, Net

Our consolidated total interest expense, net was $47.6 million for the year ended December 31, 2013, a decrease of $4.9 million, or 9.3%, when compared to 2012. The decrease was due to lower average outstanding debt balances as a result of the principal prepayments under the term loan facility of our credit agreement and lower applicable interest rates.

Gain on Investments and Other, Net

Our consolidated gain on investments and other income, net was $12.0 million for the year ended December 31, 2013, an increase of $7.0 million when compared to 2012. The variance was primarily due to a 2013 acquisition of a controlling interest in an investment in an affiliate, resulting in a change in equity interest and the recognition of a gain of approximately $6.6 million and higher realized gains on investments of $0.4 million.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations was $33.7 million and $63.5 million for the years ended December 31, 2013 and 2012, respectively. Our effective income tax rate was 31.6% and 51.4% for the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, we recorded an income tax benefit related to research and development credits, which favorably impacted our tax rate. For the year ended December, 31, 2012, we recorded out-of-period adjustments primarily for periods prior to 2010, which unfavorably impacted our tax rate. Further in 2012, we increased our valuation allowance on federal and state capital loss carryovers, state net operating loss carryovers, and foreign deferred tax assets and net operating loss carryovers principally as a result of valuation allowances provided on a foreign subsidiary.

Equity in Earnings of Affiliates, Net of Tax

Our consolidated equity in earnings of affiliates, net of tax were $27.4 million for the year ended December 31, 2013, an decrease of $8.6 million, or 24.0%, when compared to 2012. The decrease was primarily due to declining mortgage origination volumes, which lowered our equity in earnings of affiliates, net by $3.4 million. The remaining variance was due to the disposal and dissolution of various investments in affiliates.

Income from Discontinued Operations, Net of Tax

Our consolidated income from discontinued operations, net of tax was $14.4 million for the year ended December 31, 2013, a favorable variance of $2.0 million when compared to 2012. The variance is primarily due to lower losses from the wind-down of our appraisal management company of $12.4 million, partially offset by a pre-tax non-cash impairment of $9.6 million to goodwill associated with our AMPS business recorded in the fourth quarter of 2013.

(Loss)/Gain from Sale of Discontinued Operations, Net of Tax

Our consolidated loss from discontinued operations, net of tax was $7.0 million, for the year ended December 31, 2013, an unfavorable variance of $10.8 million, when compared to 2012. The variance was primarily related to estimated tax liabilities associated with audits of disposed subsidiaries.

Net Loss Attributable to Noncontrolling Interests

Our consolidated net loss attributable to noncontrolling interests was $0.1 million for the year ended December 31, 2013, a decrease of $0.6 million, or 91.8%, when compared to 2012. The variance was primarily due to the divestiture of our noncontrolling interests in 2013.

Liquidity and Capital Resources

Cash and cash equivalents totaled $104.7 million and $134.4 million as of December 31, 2014 and 2013, respectively, representing a decrease of $29.7 million compared to 2013. Furthermore, cash and cash equivalents decreased $15.1 million in 2013 compared to 2012.

We hold our cash balances inside and outside of the U.S. Our cash balances held outside of the U.S. are primarily related to our international operations. At December 31, 2014, we held $34.8 million in foreign jurisdictions. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We plan to maintain significant cash balances outside the U.S. for the foreseeable future.

Restricted cash of $12.4 million and $12.1 million at December 31, 2014 and 2013, respectively, represents cash pledged for various letters of credit provided in the ordinary course of business to certain vendors including in connection with obtaining insurance and real property leases.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in operating assets and liabilities. Total cash provided by operating activities was $321.9 million, $353.8 million and $363.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease in cash provided by operating activities in 2014 relative to 2013 was primarily due to lower cash provided by operating activities from our discontinued operations of $39.3 million resulting from declining default market volumes, the sale of our collateral solutions and field services businesses in September of 2014 and a legal settlement in 2014. This decrease was partially offset by higher cash provided by operating activities from our continuing operations of $7.4 million due to higher dividends received from investments in affiliates and the timing of payments for accounts payable and accrued expenses.

The decrease in cash provided by operating activities in 2013 relative to 2012 was primarily due to lower cash provided by operating activities from our continuing operations of $8.4 million related to the timing of payments for accounts payable and accrued expenses and lower dividends received from investments in affiliates.

Investing Activities. Total cash used in investing activities consists primarily of capital expenditures, acquisitions and dispositions. Cash used in investing activities was approximately $741.5 million, $186.8 million, and $147.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Cash used in investing activities from continuing operations during 2014 was primarily related to cash paid for acquisitions, including Bank of America's credit services operations for $19.6 million in November 2014, MSB/DataQuick for $652.5 million in March 2014, Terralink for $11.9 million in January 2014 and other acquisitions for $11.0 million, net of cash acquired, that were not significant. Further, we had investments in property and equipment and capitalized data of $52.0 million and $35.1 million, respectively; which was partially offset by proceeds from sale of discontinued operations of $25.4 million and proceeds from the sale of property and equipment of $13.9 million.

Cash used in investing activities from continuing operations during 2013 was primarily related to to cash paid for acquisitions, including Bank of America's flood zone determination and tax processing services operations for $62.5 million in July 2013, an additional 10% interest in PIQ for $2.6 million in September 2013 and EQECAT for $22.2 million in December 2013. We also acquired two other businesses for $10.0 million that were not significant. Further, we had investments in property and equipment and capitalized data of $68.7 million and $37.8 million, respectively; partially offset by favorable changes in restricted cash of $10.1 million.

Cash used in investing activities from continuing operations during 2012 was primarily related to cash paid for CDS Mapping of $78.8 million and investments in property and equipment and capitalized data of $51.5 million and $32.2 million, respectively, which was partially offset by net proceeds of $10.0 million from the sale of subsidiaries and proceeds of $8.0 million from the sale of our investment in Lone Wolf Real Estate Technologies.

For the year ending December 31, 2015, the Company anticipates investing in the aggregate between $85 million and $95 million in capital expenditures for property and equipment and capitalized data. Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities. Total cash used in financing activities was approximately $390.5 million, $179.9 million and $332.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Net cash used in financing activities during 2014 was primarily comprised of proceeds from debt issuance of $690.0 million, partially offset by repayment of long-term debt of $200.0 million, share repurchases of $91.5 million, debt issuance costs of $14.0 million and net settlement from stock-based compensation related transactions of $6.0 million.

Net cash used in financing activities during 2013 was primarily comprised of $241.2 million in repurchases of our common stock, $10.4 million of debt issuance costs and $4.7 million of repayments of long-term debt. This was partially offset by proceeds from the issuance of long-term debt of $51.6 million and net settlement from stock-based compensation related transactions of $24.7 million.

Net cash used in financing activities during 2012 was primarily comprised of $226.6 million repurchases of our common stock and $166.7 million of repayments of long-term debt, which was partially offset by proceeds from issuance of long-term debt of $50.0 million to replace our A$50.0 million borrowed under the multicurrency revolving sub-facility and net settlement from stock-based compensation related transactions of $11.0 million.

Financing and Financing Capacity

We had total debt outstanding of $1.3 billion and $839.9 million as of December 31, 2014 and 2013, respectively. Our significant debt instruments are described below.

Senior Notes

On May 20, 2011, CoreLogic, Inc. issued $400.0 million aggregate principal amount of 7.25% senior notes due 2021 (the "Notes"). For a detailed description of the Notes, see Note 8 - Long-Term Debt of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

The indenture governing the Notes contains a financial covenant for the incurrence of additional indebtedness that requires that the interest coverage ratio be at least 2.00 to 1.00 on a pro forma basis after giving effect to any new indebtedness. There are carve-outs that permit us to incur certain indebtedness notwithstanding satisfaction of this ratio, but they are limited. Based on our EBITDA and interest charges as of December 31, 2014, we would be able to incur additional indebtedness without breaching the limitation on indebtedness covenant contained in the indenture and we are in compliance with all of our covenants under the indenture.

Credit Agreement

For a detailed description of our senior secured credit facility (the "Credit Agreement"), see Note 8 - Long-Term Debt of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K. The Credit Agreement provides for an $850.0 million five-year term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility"). The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $500.0 million in the aggregate.

The Credit Agreement contains customary financial maintenance covenants, including a (i) maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 4.00 to 1.00 with a step down to 3.50 to 1.00 starting in the second quarter of 2015; and (ii) a minimum interest coverage ratio of at least 3.00 to 1.00.

For the year ended December 31, 2014, we prepaid $31.9 million of outstanding indebtedness under the Term Facility. This prepayment was applied to the most current portion of the term loan amortization schedule. At December 31, 2014, we had additional borrowing capacity under the Revolving Facility of $465.0 million, and were in compliance with the financial and restrictive covenants of the Credit Agreement. However, if we have a significant increase in our outstanding debt or if our EBITDA decreases significantly, we may be unable to incur additional indebtedness, and the lenders under the Credit Agreement may be unwilling to permit us to amend the financial or restrictive covenants described above to provide additional flexibility.

As of December 31, 2014 and December 31, 2013, we have recorded $9.2 million and $4.6 million, respectively, of accrued interest expense.

Interest Rate Swaps

In May 2014, we entered into amortizing interest rate swap transactions ("Swaps"). The Swaps became effective on December 31, 2014 and terminate in March 2019. The Swaps are for an initial notional balance of $500.0 million, with a fixed interest rate of 1.57%, and amortize quarterly by $12.5 million through December 31, 2017 and $25.0 million through December 31, 2018, with a remaining notional amount of $250.0 million.

Liquidity and Capital Strategy

We believe that cash flow from operations and current cash balances, together with currently available lines of credit, will be sufficient to meet operating requirements through the next twelve months. Cash available from operations could be affected by any general economic downturn or any decline or adverse changes in our business such as a loss of clients, competitive pressures or other significant change in business environment.

We strive to pursue a balanced approach to capital allocation and will consider the repurchase of common shares, the retirement of outstanding debt and the pursuit of strategic acquisitions on an opportunistic basis.

During the year ended December 31, 2014, we repurchased approximately 3.1 million shares of our common stock for $91.5 million including commission costs.

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

Contractual Obligations

A summary, by due date, of our total contractual obligations at December 31, 2014, is as follows:

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Operating leases	$32,280	$44,449	$23,724	$13,483	$113,936
Long-term debt (1)	11,352	197,466	669,476	452,645	1,330,939
Interest payments related to debt (2)	56,436	108,644	84,944	81,016	331,040
Service agreement (3)	59,068	34,456	—	—	93,524
Total (4)	$159,136	$385,015	$778,144	$547,144	$1,869,439

(1)	Includes the acquisition related remaining note payable of $5.0 million, which is non-interest bearing and discounted to $4.6 million.

(2)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements.

(3)	Net minimum commitment with Cognizant.

(4)	Excludes a net tax liability of $12.7 million related to uncertain tax positions and deferred compensation of $34.2 million due to uncertainty of payment period.

Critical Accounting Policies and Estimates

Our significant accounting policies are discussed in Note 2 - Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data. We consider the accounting policies described below to be critical in preparing our consolidated financial statements. These policies require us to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures of contingencies. Our assumptions, estimates and judgments are based on historical experience, current trends and other factors that we believe to be relevant at the time we prepare the consolidated financial statements. Although we believe that our estimates and assumptions are reasonable, we cannot determine future events. Consequently, actual results could differ materially from our assumptions and estimates.

Revenue recognition. We derive our revenues principally from U.S. mortgage originators and servicers with good creditworthiness. Our product and service deliverables are generally comprised of data or other related services. Our revenue arrangements with our clients generally include a work order or written agreement specifying the data products or services to be delivered and related terms of sale including payment amounts and terms. The primary revenue recognition-related judgments we exercise are to determine when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) our price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

For products or services where delivery occurs at a point in time, we recognize revenue upon delivery. These products or services include sales of tenancy data and analytics, credit solutions for mortgage and automotive industries, under-banked credit services, flood and data services, claims management and default services.

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

Tax service revenues are comprised of periodic loan fees and life-of-loan fees. For periodic loans, we generate monthly fees at a contracted fixed rate for as long as we service the loan. Loans serviced with a one-time, life-of-loan fee are billed once the loan is boarded to our tax servicing system in accordance with a client tax servicing agreement. Life-of-loan fees are then deferred and recognized ratably over the expected service period. The rates applied to recognize revenues assume a 10-year expected life and are adjusted to reflect prepayments. We review the tax service contract portfolio quarterly to determine if there have been material changes in the expected lives, deferred on-boarding costs, expected service period, and/or changes in the number and/or timing of prepayments. Accordingly, we may adjust the rates to reflect current trends.

Purchase Accounting. The purchase method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values at the acquisition date. In most instances there are not readily defined or listed market prices for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangible assets, in particular, is very subjective. We generally obtain third-party valuations to assist us in estimating fair values. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired and related amortization expense.

Goodwill and other intangible assets. We perform an annual impairment test for goodwill and other indefinite-lived intangible assets for each reporting unit every fourth quarter. In addition, we periodically assess whether events or circumstances have occurred that potentially indicate the carrying amounts of these assets may not be recoverable. In assessing the overall carrying value of our goodwill and other intangibles, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Examples of such events or circumstances include the following: cost factors, financial performance, legal and regulatory factors, entity specific events, industry and market factors, macroeconomic conditions and other considerations.

If, after assessing the totality of events or circumstances, we determine that it is more likely than not the fair value of a reporting unit is less than its carrying value, then our impairment testing process may include two additional steps. The first step (“Step 1”) compares the fair value of each reporting unit to its book value. The fair value of each reporting unit is determined by using discounted cash flow analysis and market approach valuations. If the fair value of the reporting unit exceeds its book value, then goodwill is not considered impaired and no additional analysis is required. However, if the book value is greater than the fair value, a second step (“Step 2”) must be completed to determine if the implied fair value of the goodwill exceeds the book value of the goodwill.

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

These tests utilize a variety of valuation techniques, all of which require us to make estimates and judgments. Fair value is determined by employing an expected present value technique, which utilizes multiple cash flow scenarios that reflect a range of possible outcomes and an appropriate discount rate. The use of comparative market multiples compares the reporting unit to other comparable companies (if such comparables are present in the marketplace) based on valuation multiples to arrive at a fair value. We also use certain of these valuation techniques in accounting for business combinations, primarily in the determination of the fair value of acquired assets and liabilities. In assessing the fair value, we utilize the results of the valuations and consider the range of fair values determined under all methods and the extent to which the fair value exceeds the book value of the equity.

In December 2013, we concluded the businesses comprising the AMPS segment were not core to our long term strategy and we would actively pursue the sale of the AMPS reporting segment. On September 30, 2014, we completed the sale of our collateral solutions and field services businesses, which were previously included in our AMPS reporting segment. Further, we determined to cease pursuing the sale of our remaining product lines, previously included in our AMPS reporting segment. These remaining product lines are comprised of our technology solutions, solutions express and outsourcing services product lines. These product lines were previously reflected as discontinued operations and are now reflected as part of continuing operations within our TPS segment.

During 2013, as part of the process of marketing the sale of these businesses, we developed long-term projections and obtained indicative fair market values from potential participants. The level of indicative values was below the net book value of the businesses being marketed; therefore, we recorded a pre-tax non-cash impairment of $42.2 million related to our retained product lines, which is currently within continuing operations, and a pre-tax non-cash impairment of $9.6 million related to the businesses sold within discontinued operations. During the second quarter of 2014, we identified and corrected an error which understated the 2013 goodwill impairment charge by $3.9 million related to the retained product lines within continuing operations. We recorded an out-of-period adjustment to correct the error in the quarter ended June 30, 2014. We assessed the materiality of this error in accordance with the SEC's Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108, and concluded the error was not material to the results of operations or financial condition for the prior annual, interim periods or the full year results for fiscal year 2014.

As of September 30, 2014, we allocated the former AMPS reporting unit goodwill between the businesses sold and the retained product lines based on their relative fair value and also evaluated the retained goodwill of $73.7 million at the TPS reporting unit level, noting no additional impairment indicators. Further, in September 2014, we transferred our under-banked credit services business from our D&A segment to our TPS segment due to changes in our management structure and internal reporting. As a result of the transfer, we revised our reporting for segment disclosure purposes and reassessed our reporting units for purposes of evaluating the carrying value of our goodwill. This assessment required us to perform a third quarter reassignment of our goodwill to each reporting unit impacted using the relative fair value approach, based on the fair values of the reporting units as of August 31, 2014. As of December 31, 2014 and December 31, 2013, the assessment resulted in $8.7 million and $9.0 million, respectively, of goodwill allocated to our TPS reporting unit from D&A.

As of December 31, 2014, our reporting units related to continuing operations are D&A and TPS. During the fourth quarter of 2014, we performed a Step 1 analysis on our reporting units.    Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. Key assumptions used to determine the fair value of our reporting units in our testing were: (a) expected cash flow for the period from 2015 to 2020; and (b) a discount rate ranging from 9.0% to 9.5%, which was based on management's best estimate of the after-tax weighted average cost of capital. We noted no indicators of impairment on our reporting units related to continuing operations through our Step 1 analysis. It is reasonably possible that changes in the facts, judgments, assumptions and estimates used in assessing the fair value of the goodwill could cause a reporting unit to become impaired.

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

We evaluate the need to establish a valuation allowance based upon expected levels of taxable income, future reversals of existing temporary differences, tax planning strategies and recent financial operations. We establish a valuation allowance to reduce deferred tax assets to the extent we believe it is more likely than not that some or all of the deferred tax assets will not be realized.

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

In addition, we have an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the first or last day of each quarter, whichever is lower (which was updated for 2014 from the closing price on the last day of each quarter). We recognize an expense in the amount equal to the estimated fair value of the discount. The 2001 employee stock purchase plan expired in September 2011. Our 2012 employee stock purchase plan was approved by our stockholders at our 2012 annual meeting of stockholders and the first offering period commenced in October 2012.

Recent Accounting Pronouncements

For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, see Note 2 - Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K, which is incorporated by reference in response to this item.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk relates to interest-rate risk associated with certain financial instruments. We monitor our risk associated with fluctuations in interest rates and currently use derivative financial instruments to hedge some of these risks. Until March 2014, we had an outstanding interest rate swap that we entered into in June 2011, which partially converted the interest rate exposure of our floating rate debt from variable to fixed rate. In connection with our full repayment of the underlying debt associated with the termination of our previously-held credit facility in March 2014, that interest rate swap agreement terminated.

In May 2014, we entered into the Swaps, which became effective on December 31, 2014 and terminate in March 2019. The Swaps are for an initial notional balance of $500.0 million, with a fixed interest rate of 1.57%, and amortize quarterly by $12.5 million through December 31, 2017 and $25.0 million through December 31, 2018, with a remaining notional amount of $250.0 million. We entered into the Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. We have designated the Swaps as cash flow hedges.

As of December 31, 2014, we had approximately $1.3 billion in long-term debt outstanding, of which approximately $871.3 million was variable-interest-rate debt. A hypothetical 1% increase or decrease in interest rates could result in an approximately $0.9 million change to interest expense on a quarterly basis.

We are also subject to equity price risk related to our equity securities portfolio. At December 31, 2014, we had equity securities with a cost and fair value of $22.3 million.

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

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of CoreLogic, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded Marshall & Swift/Boeckh and DataQuick Information Systems from its assessment of internal control over financial reporting as of December 31, 2014 because they were acquired by the Company in a purchase business combination during 2014. We have also excluded Marshall & Swift/Boeckh and DataQuick Information Systems from our audit of internal control over financial reporting. Marshall & Swift/Boeckh and DataQuick Information Systems are wholly-owned subsidiaries whose total assets and total revenues represent 16.0% and 4.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP

Orange County, California
February 26, 2015

CoreLogic, Inc.
Consolidated Balance Sheets
As of December 31, 2014 and 2013

(in thousands, except par value)
Assets	2014	2013
Current assets:
Cash and cash equivalents	$104,677	$134,419
Marketable securities	22,264	22,220
Accounts receivable (less allowance for doubtful accounts of $10,826 and $13,045 in 2014 and 2013, respectively)	214,344	215,020
Prepaid expenses and other current assets	51,375	50,829
Income tax receivable	13,357	13,516
Deferred income tax assets, current	90,341	86,487
Assets of discontinued operations	4,267	38,926
Total current assets	500,625	561,417
Property and equipment, net	368,614	197,542
Goodwill, net	1,780,758	1,468,290
Other intangible assets, net	278,270	175,808
Capitalized data and database costs, net	333,265	330,188
Investment in affiliates, net	103,598	95,343
Restricted cash	12,360	12,050
Other assets	138,872	162,493
Total assets	$3,516,362	$3,003,131
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$170,418	$156,937
Accrued salaries and benefits	99,786	104,781
Deferred revenue, current	255,330	223,603
Current portion of long-term debt	11,352	28,154
Liabilities of discontinued operations	13,704	20,616
Total current liabilities	550,590	534,091
Long-term debt, net of current	1,319,211	811,776
Deferred revenue, net of current	389,308	377,855
Deferred income tax liabilities, long-term	63,979	76,969
Other liabilities	161,084	147,865
Total liabilities	2,484,172	1,948,556

Redeemable noncontrolling interests	18,023	10,202

Equity:
CoreLogic, Inc.'s ("CoreLogic") stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 89,343 and 91,254 shares issued and outstanding as of December 31, 2014 and 2013, respectively	1	1
Additional paid-in capital	605,511	672,165
Retained earnings	492,441	425,796
Accumulated other comprehensive loss	(83,786)	(53,589)
Total CoreLogic stockholders' equity	1,014,167	1,044,373
Total liabilities and equity	$3,516,362	$3,003,131

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except per share amounts)	2014	2013	2012
Operating revenue	$1,405,040	$1,404,401	$1,333,479
Cost of services (exclusive of depreciation and amortization below)	740,301	717,205	669,484
Selling, general and administrative expenses	351,617	374,289	356,605
Depreciation and amortization	138,394	126,332	117,108
Impairment loss	4,970	44,433	19,880
Total operating expenses	1,235,282	1,262,259	1,163,077
Operating income	169,758	142,142	170,402
Interest expense:
Interest income	4,110	4,748	3,051
Interest expense	71,092	52,350	55,524
Total interest expense, net	(66,982)	(47,602)	(52,473)
Gain on investments and other, net	3,882	12,032	4,996
Income from continuing operations before equity in earnings of affiliates and income taxes	106,658	106,572	122,925
Provision for income taxes	29,770	33,673	63,488
Income from continuing operations before equity in earnings of affiliates	76,888	72,899	59,437
Equity in earnings of affiliates, net of tax	14,120	27,361	35,983
Net income from continuing operations	91,008	100,260	95,420
(Loss)/income from discontinued operations, net of tax	(16,653)	14,423	12,387
Gain/(loss) from sale of discontinued operations, net of tax	112	(7,008)	3,841
Net income	74,467	107,675	111,648
Less: Net income/(loss) attributable to noncontrolling interests	1,267	(53)	(645)
Net income attributable to CoreLogic	$73,200	$107,728	$112,293
Amounts attributable to CoreLogic:
Income from continuing operations, net of tax	$89,741	$100,313	$96,065
(Loss)/income from discontinued operations, net of tax	(16,653)	14,423	12,387
Gain/(loss) from sale of discontinued operations, net of tax	112	(7,008)	3,841
Net income attributable to CoreLogic	$73,200	$107,728	$112,293
Basic income/(loss) per share:
Income from continuing operations, net of tax	$0.99	$1.05	$0.93
(Loss)/income from discontinued operations, net of tax	(0.18)	0.15	0.12
Gain/(loss) from sale of discontinued operations, net of tax	—	(0.07)	0.04
Net income attributable to CoreLogic	$0.81	$1.13	$1.09
Diluted income/(loss) per share:
Income from continuing operations, net of tax	$0.97	$1.03	$0.92
(Loss)/income from discontinued operations, net of tax	(0.18)	0.15	0.12
Gain/(loss) from sale of discontinued operations, net of tax	—	(0.07)	0.04
Net income attributable to CoreLogic	$0.79	$1.11	$1.08
Weighted-average common shares outstanding:
Basic	90,825	95,088	102,913
Diluted	92,429	97,109	104,050

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Comprehensive Income/(Loss)
For the Years Ended December 31, 2014, 2013 and 2012

(in thousands)	2014	2013	2012
Net income	$74,467	$107,675	$111,648
Other comprehensive (loss)/income:
Market value adjustments to marketable securities, net of tax	27	32	742
Market value adjustments on interest rate swap, net of tax	(2,408)	1,526	(905)
Reclassification adjustments for gains on terminated interest rate swap included in net income	2,555	—	—
Foreign currency translation adjustments	(26,673)	(43,337)	5,921
Supplemental benefit plans adjustments, net of tax	(3,698)	3,704	(956)
Total other comprehensive (loss)/income	(30,197)	(38,075)	4,802
Comprehensive income	44,270	69,600	116,450
Less: Comprehensive income/(loss) attributable to the noncontrolling interests	1,267	(53)	(645)
Comprehensive income attributable to CoreLogic	$43,003	$69,653	$117,095

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2014, 2013 and 2012

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests	Total
Balance at January 1, 2012	106,544	$1	$1,053,447	$209,389	$(20,316)	$2,300	$1,244,821
Net income	—	—	—	112,293	—	(645)	111,648
Shares repurchased and retired	(10,029)	—	(226,629)	—	—	—	(226,629)
Shares issued in connection with share-based compensation	1,183	—	13,497	—	—	—	13,497
Minimum tax withholdings related to net share settlements of restricted stock units	—	—	(3,466)	—	—	—	(3,466)
Share-based compensation	—	—	20,939	—	—	—	20,939
Distributions to noncontrolling interests	—	—	—	—	—	(10)	(10)
Additional Separation distribution of FAFC	—	—	8,932	(3,588)	—	—	5,344
Other comprehensive income	—	—	—	—	4,802	—	4,802
Balance at December 31, 2012	97,698	$1	$866,720	$318,094	$(15,514)	$1,645	$1,170,946
Net income	—	—	—	107,728	—	(26)	107,702
Shares repurchased and retired	(8,121)	—	(241,161)	—	—	—	(241,161)
Shares issued in connection with share-based compensation	1,677	—	28,232	—	—	—	28,232
Minimum tax withholdings related to net share settlements of restricted stock units	—	—	(8,665)	—	—	—	(8,665)
Share-based compensation	—	—	27,039	—	—	—	27,039
Sale of subsidiary shares to noncontrolling interests	—	—	—	—	—	(1,619)	(1,619)
Adjust redeemable noncontrolling interests to redemption value	—	—	—	(26)	—	—	(26)
Other comprehensive loss	—	—	—	—	(38,075)	—	(38,075)
Balance at December 31, 2013	91,254	$1	$672,165	$425,796	$(53,589)	$—	$1,044,373
Net income	—	—	—	73,200	—	—	73,200
Shares repurchased and retired	(3,125)	—	(91,475)	—	—	—	(91,475)
Shares issued in connection with share-based compensation	1,214	—	15,213	—	—	—	15,213
Minimum tax withholdings related to net share settlements of restricted stock units	—	—	(15,980)	—	—	—	(15,980)
Share-based compensation	—	—	25,588	—	—	—	25,588
Adjust redeemable noncontrolling interest to redemption value	—	—	—	(6,555)	—	—	(6,555)
Other comprehensive loss	—	—	—	—	(30,197)	—	(30,197)
Balance at December 31, 2014	89,343	$1	$605,511	$492,441	$(83,786)	$—	$1,014,167

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014, 2013 and 2012

(in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$74,467	$107,675	$111,648
Less: (Loss)/income from discontinued operations, net of tax	(16,653)	14,423	12,387
Less: Gain/(loss) from sale of discontinued operations, net of tax	112	(7,008)	3,841
Income from continuing operations, net of tax	91,008	100,260	95,420
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	138,394	126,332	117,108
Impairment loss	4,970	44,433	19,880
Provision for bad debts and claim losses	11,825	13,345	20,027
Share-based compensation	25,379	26,901	20,752
Tax benefit related to stock options	(6,791)	(5,146)	(935)
Equity in earnings of investee, net of taxes	(14,120)	(27,361)	(35,983)
(Gain)/loss on sale of property and equipment	(13,866)	—	951
Loss on early extinguishment of debt	763	—	326
Deferred income tax	20,986	8,120	34,476
Gain on investments and other, net	(3,882)	(12,032)	(4,996)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	13,151	24,553	(35,032)
Prepaid expenses and other assets	1,231	113	3,017
Accounts payable and accrued expenses	(5,000)	(9,330)	61,073
Deferred revenue	16,010	48,125	10,830
Income taxes	(11,380)	(27,543)	(15,707)
Dividends received from investments in affiliates	38,655	36,680	70,666
Other assets and other liabilities	28,260	(19,230)	(25,222)
Net cash provided by operating activities - continuing operations	335,593	328,220	336,651
Net cash (used in)/provided by operating activities - discontinued operations	(13,717)	25,600	26,494
Total cash provided by operating activities	$321,876	$353,820	$363,145
Cash flows from investing activities:
Purchases of property and equipment	$(52,025)	$(68,745)	$(51,545)
Purchases of capitalized data and other intangible assets	(35,129)	(37,841)	(32,189)
Cash paid for acquisitions, net of cash acquired	(694,871)	(92,049)	(78,354)
Cash received from sale of subsidiary, net	25,366	2,263	10,000
Purchases of investments	—	(2,351)	—
Proceeds from sale of property and equipment	13,937	—	1,863
Proceeds from sale of investments	—	—	8,000
Change in restricted cash	(310)	10,068	86
Net cash used in investing activities - continuing operations	(743,032)	(188,655)	(142,139)
Net cash provided by/(used in) investing activities - discontinued operations	1,536	1,862	(5,203)
Total cash used in investing activities	$(741,496)	$(186,793)	$(147,342)
Cash flows from financing activities:
Proceeds from long-term debt	690,017	51,647	50,000
Debt issuance costs	(14,042)	(10,436)	—

Repayments of long-term debt	(200,006)	(4,666)	(166,715)
Shares repurchased and retired	(91,475)	(241,161)	(226,629)
Proceeds from issuance of stock related to stock options and employee benefit plans	15,213	28,232	13,497
Minimum tax withholding paid on behalf of employees for restricted stock units	(15,980)	(8,665)	(3,466)
Distribution to noncontrolling interests	—	—	(10)
Tax benefit related to stock options	6,791	5,146	935
Net cash provided by/(used in) financing activities - continuing operations	390,518	(179,903)	(332,388)
Net cash used in financing activities - discontinued operations	—	—	(79)
Total cash provided by/(used in) financing activities	$390,518	$(179,903)	$(332,467)
Effect of Exchange Rate on cash	(625)	(2,116)	(153)
Net decrease in cash and cash equivalents	$(29,727)	$(14,992)	$(116,817)
Cash and cash equivalents at beginning of year	134,419	149,568	258,116
Less: Change in cash and cash equivalents of discontinued operations	(12,181)	27,462	21,212
Plus: Cash swept (to)/from discontinued operations	(12,196)	27,305	$29,481
Cash and cash equivalents at end of year	$104,677	$134,419	$149,568

Supplemental disclosures of cash flow information:
Cash paid for interest	$59,376	$46,432	$51,828
Cash paid for income taxes	$5,436	$71,055	$71,283
Cash refunds from income taxes	$27,545	$14,096	$18,330
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$4,492	$2,339	$2,287

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

Note 1 - Description of the Company

We are a leading global property information, analytics and data-enabled services provider operating in North America, Western Europe and Asia Pacific. Our combined data from public, contributory and proprietary sources provides detailed coverage of property, mortgages and other encumbrances, consumer credit, tenancy, location, hazard risk and related performance information. The markets we serve include real estate and mortgage finance, insurance, capital markets and the public sector. We deliver value to clients through unique data, analytics, workflow technology, advisory and managed services. Clients rely on us to help identify and manage growth opportunities, improve performance and mitigate risk. We are also a party to several joint ventures under which we share control of the management of the operations with the other partner.

We were originally incorporated in California in 1894, and were reincorporated in Delaware on June 1, 2010 immediately following a transaction that spun-off our financial services businesses, which we refer to as "the Separation" as more fully described below. Before June 1, 2010, we operated as The First American Corporation (“First American” or “FAC”). In connection with the Separation, we changed our name to CoreLogic, Inc. and began trading on the New York Stock Exchange under the symbol “CLGX.” As used herein, the terms "CoreLogic," the Company," "we," "our" and "us" refer to CoreLogic, Inc. and our consolidated subsidiaries, except where it is clear that the terms mean only CoreLogic, Inc. and not our subsidiaries.

Divestiture of Non-Core Businesses

As of December 31, 2013, we concluded that we would actively pursue the sale of our Asset Management and Processing Solutions ("AMPS") reporting segment, which was comprised of collateral solutions, field services, technology solutions, solutions express and outsourcing services. As a result, these businesses were reflected in our consolidated financial statement as discontinued operations.

On September 30, 2014, we completed the sale of our collateral solutions and field services businesses, which were previously included in our AMPS reporting segment, for consideration of $29.1 million, subject to working capital adjustments, as well as contingent consideration of up to $20.0 million, which will be recognized when realized. Further, we concluded to cease pursuing the sale of our remaining product lines, previously included in our AMPS reporting segment. These remaining product lines included our technology solutions, solutions express and outsourcing services product lines and were previously reflected as discontinued operations and are now reflected as part of continuing operations within our Technology Processing Solutions ("TPS") segment reporting disclosures for all periods presented. The impact of the reclassification to our consolidated statements of operations includes goodwill impairment of $3.9 million and $42.2 million for the years ended December 31, 2014 and 2013, respectively, and is as follows:

	2014	2013
Operating revenues	$66,560	$73,775
Net income from continuing operations	$4,584	$(19,022)
Basic income per share from continuing operations	$0.05	$(0.20)
Diluted income per share from continuing operations	$0.05	$(0.20)

Reporting Segments

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

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

Separation Transaction

On June 1, 2010, we completed the Separation under which we spun-off our financial services businesses into a new, publicly-traded, New York Stock Exchange-listed company called First American Financial Corporation (“FAFC”) through a distribution (the “Distribution”) of all of the outstanding shares of FAFC to the holders of our common shares, par value $1.00 per share, as of May 26, 2010. After the Distribution, we retained the information solutions businesses which we renamed CoreLogic Inc. as noted above.

To effect the Separation, we entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) that governs the rights and obligations of the Company and FAFC regarding the Distribution. It also governs the on-going relationship between the Company and FAFC subsequent to the completion of the Separation and provides for the allocation of assets and liabilities between FAFC and the Company. In addition, we also entered into a Tax Sharing Agreement (the “Tax Sharing Agreement”) as described in Note 9 – Income Taxes.

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

Out-of-Period Adjustment

During the second quarter of 2014, we identified an error which understated a 2013 goodwill impairment charge by $3.9 million ($3.3 million, net of tax) see Note 6 – Goodwill, Net for further discussion. We recorded an out-of-period adjustment to correct the error in the quarter ended June 30, 2014 and reduced basic and diluted net income per share by $0.04 for the year ended December 31, 2014. We assessed the materiality of this error in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108, and concluded the error was not material to the results of operations or financial condition for the prior annual, interim periods or the full year results for fiscal year 2014.

Use of Estimates

The preparation of financial statements in accordance with general accepted accounting policies ("GAAP") requires management to make estimates and assumptions that affect the financial statements. Actual results could differ from the estimates and assumptions used.

Cash Equivalents

We consider cash equivalents to be all short-term investments that have an initial maturity of 90 days or less and are not restricted.

Accounts Receivable

Accounts receivable are generally due from mortgage originators and servicers, financial institutions, insurers, and other businesses, government and government-sponsored enterprises located throughout the United States and abroad. Credit is extended based on an evaluation of the client’s financial condition, and generally, collateral is not required.

The allowance for doubtful accounts for all probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific client issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. In circumstances where we are aware of a specific client’s inability to meet its financial obligations, we record a specific allowance for doubtful accounts against amounts due to reduce the net recognized receivable to the amount

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

we reasonably believe will be collected. Management believes the balances for allowance for doubtful accounts at December 31, 2014 and 2013 are reasonably stated.

Marketable Securities

Debt securities are carried at fair value and consist primarily of investments in obligations of various corporations and mortgage-backed securities. Equity securities are carried at fair value and consist primarily of investments in marketable common and preferred stock. We classify our publicly traded debt and equity securities as available-for-sale and carry them at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive income/(loss). As of December 31, 2014 and 2013, our marketable securities consist primarily of investments in preferred stock of $22.3 million and $22.2 million, respectively.

Property and Equipment

Property and equipment are recorded at cost. Property and equipment includes computer software acquired or developed for internal use and for use with our products. Software development costs include certain payroll-related costs of employees directly associated with developing software and payments to third parties for completed or developing software. We begin capitalizing qualifying software development costs on a project when the preliminary project stage is completed and management has authorized further funding for completion. Capitalization ends once a project is substantially complete and the software is ready for its intended use. Costs incurred in the planning and post-implementation phases of software developing are expensed as incurred.

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

Capitalized Data and Database Development Costs, Net

Capitalized data and database development costs represent our cost to acquire or develop the proprietary databases of information for client use. The costs are capitalized from the time the third party data is acquired until the information is ready for use, assuming both the preliminary project stage is complete and management has authorized funding for the completion of the data project. Property and eviction data costs are amortized using the straight-line method over estimated useful lives of 5 to 20 years.

The carrying value for the flood data zone certification is $55.4 million as of December 31, 2014 and 2013. Because properly maintained flood zone databases have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. We periodically analyze our assets for impairment. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors. See further discussion in Note 4 – Capitalized Data and Database Development Costs, Net.

Restricted Cash

Restricted cash is comprised of certificates of deposit that are pledged for various letters of credit secured by the Company. We deem the carrying value to be a reasonable estimate of fair value due to the nature of these instruments.

Purchase Accounting

The purchase method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values at the acquisition date. In most instances, there are not readily defined or listed market prices for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangible assets, in particular, is very subjective. We generally obtain third-party valuations to assist us in estimating fair values. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired and related amortization expense.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

Goodwill

We perform an annual impairment test for goodwill and other indefinite-lived intangible assets for each reporting unit every fourth quarter. In addition, we periodically assess whether events or circumstances have occurred that potentially indicate the carrying amounts of these assets may not be recoverable. In assessing the overall carrying value of our goodwill and other intangibles, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Examples of such events or circumstances include the following: cost factors, financial performance, legal and regulatory factors, entity specific events, industry and market factors, macroeconomic conditions and other considerations.

If, after assessing the totality of events or circumstances, we determine that it is more likely than not the fair value of a reporting unit is less than its carrying value, then our impairment testing process may include two additional steps. The first step (“Step 1”) compares the fair value of each reporting unit to its book value. The fair value of each reporting unit is determined by using discounted cash flow analysis and market approach valuations. If the fair value of the reporting unit exceeds its book value, then goodwill is not considered impaired and no additional analysis is required. However, if the book value is greater than the fair value, a second step (“Step 2”) must be completed to determine if the implied fair value of the goodwill exceeds the book value of the goodwill.

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

These tests utilize a variety of valuation techniques, all of which require us to make estimates and judgments. Fair value is determined by employing an expected present value technique, which utilizes multiple cash flow scenarios that reflect a range of possible outcomes and an appropriate discount rate. The use of comparative market multiples compares the reporting unit to other comparable companies (if such comparables are present in the marketplace) based on valuation multiples to arrive at a fair value. We also use certain of these valuation techniques in accounting for business combinations, primarily in the determination of the fair value of acquired assets and liabilities. In assessing the fair value, we utilize the results of the valuations and consider the range of fair values determined under all methods and the extent to which the fair value exceeds the book value of the equity. See further discussion in Note 6 – Goodwill, Net.

Other Intangible Assets

Our intangible assets consist of covenants not to compete, client lists and trade names. Each of these intangible assets is amortized on a straight-line basis over its useful life ranging from 2 to 20 years and is subject to impairment tests on a periodic basis.

Long-Lived Assets

Long-lived assets held and used include investment in affiliates, property and equipment, capitalized software and other intangible assets. Management uses estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of long-lived assets held and used, at the asset group level, whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the undiscounted cash flow analysis indicates a long-lived asset is not recoverable, the impairment loss recorded is the excess of the carrying amount of the asset over its fair value.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

In addition, we carry long-lived assets held for sale at the lower of cost or market as of the date that certain criteria have been met.

Revenue Recognition

We derive our revenues principally from U.S. mortgage originators and servicers with good creditworthiness. Our product and service deliverables are generally comprised of data or other related services. Our revenue arrangements with our clients generally include a work order or written agreement specifying the data products or services to be delivered and related terms of sale including payment amounts and terms. The primary revenue recognition-related judgments we exercise are to determine when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) our price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

For products or services where delivery occurs at a point in time, we recognize revenue upon delivery. These products or services include sales of tenancy data and analytics, credit solutions for mortgage and automotive industries, under-banked credit services, flood data and services, claims management and default services.

For products or services where delivery occurs over time, we recognize revenue ratably on a subscription basis over the contractual service period once initial delivery has occurred. Generally these service periods range from one to three years. Products or services recognized on a license or subscription basis include information and analytic products, flood database licenses, realtors solutions and lending solutions. For certain of our products or services, clients may also pay us upfront set-up fees, which we defer and recognize into revenue over the longer of the contractual term or expected client relationship period.

Tax service revenues are comprised of periodic loan fees and life-of-loan fees. For periodic loans, we generate monthly fees at a contracted fixed rate for as long as we service the loan. Loans serviced with a one-time, life-of-loan fee are billed once the loan is boarded to our tax servicing system in accordance with a client tax servicing agreement. Life-of-loan fees are then deferred and recognized ratably over the expected service period. The rates applied to recognize revenues assume a 10-year expected life and are adjusted to reflect prepayments. We review the tax service contract portfolio quarterly to determine if there have been material changes in the expected lives, deferred on-boarding costs, expected service period and/or changes in the number and/or timing of prepayments. Accordingly, we may adjust the rates to reflect current trends.

Cost of Services

Cost of services represents direct costs incurred in the creation and delivery of our products and services. Cost of services consists primarily of data acquisition costs, royalty fees, hardware and software expense associated with transaction processing systems, telecommunication and computer network expense and occupancy costs associated with facilities where these functions are performed by employees. Cost of services also includes client service costs, which include personnel costs to collect, maintain and update our proprietary databases, to develop and maintain software application platforms and to provide consumer and client call center support.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel-related costs, selling costs, restructuring costs, corporate costs, fees for professional and consulting services, advertising costs, uncollectible accounts and other costs of administration such as marketing, human resources, finance, legal and administrative roles.

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
For the Years Ended December 31, 2014, 2013 and 2012

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

We evaluate the need to establish a valuation allowance based upon expected levels of taxable income, future reversals of existing temporary differences, tax planning strategies and recent financial operations. We establish a valuation allowance to reduce deferred tax assets to the extent we believe it is more-likely-than-not that some or all of the deferred tax assets will not be realized.

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

The following table shows the components of accumulated other comprehensive loss, net of taxes as of December 31, 2014 and 2013:

	2014	2013
Cumulative foreign currency translation	$(77,460)	$(50,787)
Cumulative supplemental benefit plans	(4,266)	(568)
Net unrecognized losses on interest rate swap	(2,335)	(2,482)
Net unrealized gains on marketable securities	275	248
Accumulative other comprehensive loss	$(83,786)	$(53,589)

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

In addition, we have an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the first or last day of each quarter, whichever is lower (which was updated for 2014 from the closing price on the last day of each quarter). We recognize an expense in the amount equal to the estimated fair value of the discount. The 2001 employee stock purchase plan expired in September 2011. Our 2012 employee stock purchase plan

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

was approved by our stockholders at our 2012 annual meeting of stockholders and the first offering period commenced in October 2012.

See Note 13 –Share-based Compensation Plans for additional information related to stock options and restricted stock units.

Foreign Currency

The functional currencies of our foreign subsidiaries are their respective local currencies. The financial statements of the foreign subsidiaries are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange and income and expense amounts at average rates prevailing throughout the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income/(loss),” a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included within “Selling, general and administrative expenses” and are not material to the results of operations.

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

Tax Escrow Disbursement Arrangements

We administer tax escrow disbursements as a service to our clients in connection with our tax services business. These deposits are maintained in segregated accounts for the benefit of our clients. These deposits totaled $265.6 million and $317.2 million at December 31, 2014 and 2013, respectively. Because these deposits are held on behalf of our clients, they are not our funds and, therefore, are not included in the accompanying consolidated balance sheets.

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

Under our contracts with our clients, if we make a payment in error or fail to pay a taxing authority when a payment is due, we could be held liable to our clients for all or part of the financial loss they suffer as a result of our act or omission. We maintained claim reserves relating to incorrect disposition of assets of $20.2 million and $21.4 million as of December 31, 2014 and 2013, respectively.

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
For the Years Ended December 31, 2014, 2013 and 2012

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

In May 2014, the FASB issued updated guidance on revenue recognition in order to 1) remove inconsistencies in revenue requirements, 2) provide a better framework for addressing revenue issues, 3) improve comparability across entities, industries, etc., 4) provide more useful information through improved disclosures, and 5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. Under the amendment, an entity should recognize revenue to depict the transfer of promised goods or services to clients in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting treatment for the incremental costs of obtaining a contract, which would not have been incurred had the contract not been obtained. Further, an entity is required to disclose sufficient information to enable the user of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows from contracts with clients. The updated guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

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

In July 2013, the FASB issued updated guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”), a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a NOL carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a NOL carryforward, similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. The updated guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. Adoption of this guidance did not have a material impact on our consolidated financial statements.

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

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

Note 3 - Property and Equipment, Net

Property and equipment, net as of December 31, 2014 and 2013 consists of the following:

(in thousands)	2014	2013
Land	$4,000	$4,000
Buildings	230	10,780
Furniture and equipment	91,397	90,420
Capitalized software	701,482	498,522
Leasehold improvements	30,001	50,369
	827,110	654,091
Less: accumulated depreciation	(458,496)	(456,549)
Property and equipment, net	$368,614	$197,542

Depreciation expense for property and equipment was approximately $68.3 million, $60.8 million and $62.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. We have reclassified $1.7 million of property and equipment, net, to assets of discontinued operations as of December 31, 2013. Further, we recognized a gain of $13.9 million and a loss of $1.0 million on sale of property and equipment for the years ended December 31, 2014 and 2012, respectively. See Note 12 - Fair Value of Financial Instruments for further discussion on property and equipment, net measured at fair value on a nonrecurring basis.

Note 4 - Capitalized Data and Database Development Costs, Net

Capitalized data and database development costs, net as of December 31, 2014 and 2013 consists of the following:

(in thousands)	2014	2013
Property data	$477,221	$446,991
Flood data	55,416	55,416
Eviction data	18,068	16,559
	550,705	518,966
Less accumulated amortization	(217,440)	(188,778)
Capitalized data and database costs, net	$333,265	$330,188

Amortization expense for capitalized data and database development costs was approximately $32.6 million, $30.1 million and $27.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 5 - Investment in Affiliates, Net

Investment in affiliates, net is accounted for under the equity method of accounting as we are deemed to have significant influence over the affiliate but do not control or have a majority voting interest in the affiliate. The investment is carried at the cost of acquisition, including subsequent capital contributions and loans from us, plus our equity in undistributed earnings or losses since acquisition. Income tax expense of $8.9 million, $16.5 million and $22.1 million was recorded on those earnings for the years ended December 31, 2014, 2013 and 2012, respectively. Dividends from equity method investments were $38.7 million, $36.7 million and $70.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

One of our subsidiaries owns a 50.1% interest in RELS LLC, a joint venture that provides products and services used in connection with loan originations. This investment in an affiliate contributed 80.0%, 70.7% and 73.8% of our total equity in earnings of affiliates, net of tax, for the years ended December 31, 2014, 2013 and 2012, respectively. For the year ended December 31, 2014, 2013 and 2012 we recorded $6.4 million, $8.7 million and $14.2 million, respectively, of operating revenues related to RELS LLC. Based on the terms and conditions of the joint venture agreement, we have significant influence but do not have control of, or a majority voting interest in, the joint venture. Accordingly, this investment is also accounted for under the equity method. The following summarized financial information for this investment (assuming 100.0% ownership interest) is as follows:

(in thousands)	2014	2013
Balance sheets
Total assets	$44,536	$56,925
Total liabilities	$15,977	$28,562

(in thousands)	2014	2013	2012
Statements of operations
Total revenues	$221,328	$347,070	$451,876
Expenses and other	183,761	282,686	370,533
Net income from continuing operations	$37,567	$64,384	$81,343
Income from discontinued operations	—	—	7,050
Net income attributable to RELS LLC	$37,567	$64,384	$88,393
CoreLogic equity in earnings of affiliate, pre-tax	$18,821	$32,256	44,285

In March 2014, we acquired certain equity interests, assets and intellectual property; which we collectively refer to as "MSB/DataQuick." See Note 16 - Acquisitions for additional information. The acquisition included a 29.4% interest in Symbility Solutions Inc. ("Symbility"). In connection with the purchase price allocation, we recorded $18.3 million to reflect our basis in Symbility. The purchase allocation included $11.3 million of basis difference between the purchase price and our interest in the net assets of Symbility, which is comprised of an indefinite-lived component of $2.0 million and a finite-lived component of $9.4 million with an estimated weighted-average life of 15 years.

In September 2013, we acquired an additional 10% interest in PropertyIQ Ltd. ("PIQ") for NZD$3.3 million, or $2.6 million, a New Zealand joint venture, resulting in a 60% controlling interest. As we previously held a noncontrolling interest in PIQ, we recorded a gain of approximately $6.6 million during the third quarter of 2013, which is included in gain on investments and other, net in the accompanying consolidated statement of operations. Prior to our acquisition of the controlling interest, we accounted for the investment in PIQ using the equity method. See Note 16 - Acquisitions for additional information.

In August 2012, we completed the disposition of our remaining 29.8% interest in Lone Wolf Real Estate Technologies, Inc. for $8.0 million. The disposition resulted in a gain of $2.2 million, net for the year ended December 31, 2013. This gain is included in gain on investments and other, net in the accompanying consolidated statements of operations.

See Note 12 - Fair Value of Financial Instruments for further discussion on investment in affiliates, net measured at fair value on a nonrecurring basis.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

Note 6 - Goodwill, Net

A reconciliation of the changes in the carrying amount of goodwill, net, by reporting unit, for the years ended December 31, 2014 and 2013 is as follows:

(in thousands)	D&A	TPS	Consolidated
Balance at January 1, 2013
Goodwill	$708,577	$653,771	$1,362,348
Accumulated impairment losses	(600)	(6,925)	(7,525)
Goodwill, net	707,977	646,846	1,354,823
Acquisitions	26,846	28,942	55,788
Translation adjustments	(20,262)	—	(20,262)
Document solutions reclassification	(26,044)	26,044	—
Other	325	—	325
Balance at December 31, 2013
Goodwill, net	688,842	701,832	1,390,674
Acquisitions	285,801	39,140	324,941
Transfer from assets of discontinued operations	—	77,616	77,616
Impairment loss on transferred assets of discontinued operations	—	(3,900)	(3,900)
Translation adjustments	(12,527)	(303)	(12,830)
Under-banked credit services reclassification	(9,044)	9,044	—
Other	4,257	—	4,257
Balance at December 31, 2014
Goodwill, net	$957,329	$823,429	$1,780,758

As of December 31, 2013, we concluded that we would actively pursue the sale of our Asset Management and Processing Solutions ("AMPS") reporting segment, which was comprised of collateral solutions, field services, technology solutions, solutions express and outsourcing services. As a result, these businesses were reflected in our consolidated financial statement as discontinued operations. On September 30, 2014, we completed the sale of our collateral solutions and field services businesses, which were previously included in our AMPS reporting segment, for consideration of $29.1 million, subject to working capital adjustments, as well as contingent consideration of up to $20.0 million. Further, we concluded to cease pursuing the sale of our remaining product lines, previously included in our AMPS reporting segment. These remaining product lines included our technology solutions, solutions express and outsourcing services product lines. These product lines were previously reflected as discontinued operations and are now reflected as part of continuing operations within our TPS segment reporting disclosures for all periods presented. See Note 1 - Description of the Company and Note 18 - Discontinued Operations for further discussion.

During 2013, as part of the process of marketing the sale of the AMPS businesses, we developed long-term projections and obtained indicative fair market values from potential participants. The level of indicative values was below the net book value of the businesses being marketed; therefore, we recorded a pre-tax non-cash impairment of $42.2 million related to our retained product lines, which is currently within continuing operations, and a pre-tax non-cash impairment of $9.6 million related to the businesses sold within discontinued operations. During the second quarter of 2014, we identified and corrected an error which understated the 2013 goodwill impairment charge by $3.9 million related to the retained product lines within continuing operations.

At September 30, 2014, we allocated the former AMPS reporting unit goodwill between the businesses sold and the retained product lines based on their relative fair value and also evaluated the retained goodwill of $73.7 million at the TPS reporting unit level noting no additional impairment indicators. Additionally, we reclassified $20.0 million of goodwill, net, to assets of discontinued operations as of the year ended December 31, 2013, in connection with the sale of our collateral solutions and field services businesses. Further, in September 2014, we transferred our under-banked credit services business from our D&A segment to our TPS segment due to changes in our management structure and internal reporting, see Note 1 - Description

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

of the Company. As a result of the transfer, we revised our reporting for segment disclosure purposes, see Note 19 - Segment Financial Information and reassessed our reporting units for purposes of evaluating the carrying value of our goodwill. This assessment required us to perform a third quarter reassignment of our goodwill to each reporting unit impacted using the relative fair value approach, based on the fair values of the reporting units as of August 31, 2014. As of December 31, 2014 and December 31, 2013, the assessment resulted in $8.7 million and $9.0 million, respectively, of goodwill allocated to our TPS reporting unit previously from D&A.

In connection with our acquisition of MSB/DataQuick, we recorded $277.8 million of goodwill within our D&A reporting unit and $29.9 million of goodwill within our TPS reporting unit for the year ended December 31, 2014. Further, for the year ended December 31, 2014, we recorded $2.3 million of goodwill in connection with our acquisition of Terralink International Limited ("Terralink") within our D&A segment, $9.2 million of goodwill in connection with our acquisition of Bank of America's mortgage-related credit reporting operations within our TPS segment and $5.7 million of goodwill in connection with acquisitions that were not significant, all of which were within our D&A reporting unit. See Note 16 - Acquisitions for additional information. For the year ended December 31, 2013, we recorded $12.7 million of goodwill in connection with our acquisition of EQECAT, Inc. and EQECAT Sarl ("EQECAT") in December 2013, $14.9 million of goodwill in connection with our acquisition of an additional 10% interest in PIQ in September 2013, $28.9 million of goodwill in connection with our acquisition of Bank of America's flood zone determination and tax processing services operations in July 2013 and $0.5 million of goodwill in connection with an acquisition that was not significant.

Our policy is to perform an annual goodwill impairment test for each reporting unit in the fourth quarter. In addition to our annual impairment test, we periodically assess whether events or circumstances occurred that potentially indicate that the carrying amounts of these assets may not be recoverable. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. Key assumptions used to determine the fair value of our reporting units in our testing were: (a) expected cash flow for the period from 2015 to 2020; and (b) a discount rate ranging from 9.0% to 9.5%, which was based on management's best estimate of the after-tax weighted average cost of capital. Based on the results of our fourth quarter goodwill impairment test, the goodwill attributable to our reporting units is not impaired as of December 31, 2014. It is reasonably possible that changes in the facts, judgments, assumptions and estimates used in assessing the fair value of the goodwill could cause a reporting unit to become impaired.

Note 7 - Other Identifiable Intangible Assets, Net

Other identifiable intangible assets, net as of December 31, 2014 and 2013 consist of the following:

	2014			2013
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Client lists	$394,070	$(192,612)	$201,458	$318,939	$(165,578)	$153,361
Non-compete agreements	9,332	(7,351)	1,981	9,150	(6,659)	2,491
Trade names and licenses	93,497	(18,666)	74,831	31,108	(11,152)	19,956
	$496,899	$(218,629)	$278,270	$359,197	$(183,389)	$175,808

Amortization expense for other identifiable intangible assets, net was $37.5 million, $35.1 million and $27.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. See Note 12 - Fair Value of Financial Instruments for further discussion on other identifiable intangible assets measured at fair value on a nonrecurring basis.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

Estimated amortization expense for other identifiable intangible assets anticipated for the next five years is as follows:

(in thousands)
2015	$39,795
2016	33,650
2017	31,702
2018	30,898
2019	28,139
Thereafter	114,086
$278,270

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

Note 8 - Long-Term Debt

Long-term debt as of December 31, 2014 and 2013 consist of the following:

(in thousands)	2014	2013
Acquisition-related notes:
Non-interest bearing acquisition note, $5.0 million installment due March 2016	$4,623	$9,276
Notes:
7.25% senior notes due June 2021	393,000	393,000
5.7% senior debentures due August 2014	—	825
7.55% senior debentures due April 2028	59,645	59,645
Bank debt:
Revolving line of credit borrowings due March 2019, weighted-average interest rate of 3.92% at December 31, 2014	85,000	—
Term loan facility borrowings due March 2019, weighted-average interest rate of 2.41% at December 31, 2014	786,250	—
Revolving line of credit borrowings due May 2016, weighted-average interest rate of 1.9% at December 31, 2013, extinguished March 2014	—	100,000
Term loan facility borrowings due May 2016, weighted-average interest rate of 2.9% at December 31, 2013, extinguished in March 2014	—	275,625
Other debt:
Various interest rates with maturities through 2017	2,045	1,559
Total long-term debt	1,330,563	839,930
Less current portion of long-term debt	11,352	28,154
Long-term debt, net of current portion	$1,319,211	$811,776

7.25% Senior Notes

On May 20, 2011, CoreLogic, Inc. issued $400.0 million aggregate principal amount of 7.25% senior notes due 2021 (the "Notes"). The Notes are guaranteed on a senior unsecured basis by each of our existing and future direct and indirect subsidiaries that guarantee our Credit Agreement. Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is 100% owned and the guarantees are full and unconditional, as well as joint and several. There were no significant restrictions on the ability of the parent company or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan. The Notes bear interest at 7.25% per annum and mature on June 1, 2021. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2011. We repurchased $7.0 million of the Notes during 2012.

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
For the Years Ended December 31, 2014, 2013 and 2012

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

The indenture governing the Notes contains restrictive covenants that limit, among other things, our ability and that of our restricted subsidiaries to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from restricted subsidiaries, create liens on properties and certain assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates and designate our subsidiaries as unrestricted subsidiaries. The indenture also contains customary events of default, including upon the failure to make timely payments on the Notes or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. If we have a significant increase in our outstanding debt or if our EBITDA decreases significantly, we may be unable to incur additional amounts of indebtedness, and the holders of the notes may be unwilling to permit us to amend the restrictive covenants to provide additional flexibility. In addition, the indenture contains a financial covenant for the incurrence of additional indebtedness that requires that the interest coverage ratio be at least 2.00 to 1.00 on a pro forma basis after giving effect to any new indebtedness. There are carve-outs that permit us to incur certain indebtedness notwithstanding satisfaction of this ratio, but they are limited. Based on our EBITDA and interest charges as of December 31, 2014, we would be able to incur additional indebtedness without breaching the limitation on indebtedness covenant contained in the indenture and we are in compliance with all of our covenants under the indenture.

Credit Agreement

On March 25, 2014, the Company, CoreLogic Australia Pty Limited and the guarantors named therein entered into a senior secured credit facility agreement (the "Credit Agreement") with Bank of America, N.A. as administrative agent and other financial institutions, which replaced our previous senior secured credit facility that was entered into on May 23, 2011 (the "Terminated Credit Agreement"). The Credit Agreement provides for an $850.0 million five-year term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility"). The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $500.0 million in the aggregate.

The loans under the Credit Agreement bear interest, at our election, at (i) the Alternate Base Rate (as defined in the Credit Agreement) plus the Applicable Rate (as defined in the Credit Agreement) or (ii) the London interbank offering rate for Eurocurrency borrowings, or the LIBO Rate, adjusted for statutory reserves, or the Adjusted LIBO Rate plus the Applicable Rate. The initial Applicable Rate for Alternate Base Rate borrowings is 1.00% and for Adjusted LIBO Rate borrowings is 2.00%. Starting with the full fiscal quarter after the closing date, the Applicable Rate will vary depending on our leverage ratio. The minimum Applicable Rate for Alternate Base Rate borrowings will be 0.25% and the maximum will be 1.50%. The minimum Applicable Rate for Adjusted LIBO Rate borrowings will be 1.25% and the maximum will be 2.50%. The Credit Agreement also requires us to pay commitment fees for the unused portion of the Revolving Facility, which will be a minimum of 0.25% and a maximum of 0.50%, depending on our leverage ratio.

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

The Credit Agreement provides that loans under the Term Facility shall be repaid in quarterly installments, commencing on June 30, 2014 and continuing on each three-month anniversary thereafter until and including December 31, 2018 in an amount equal to $10.6 million on each repayment date from June 30, 2014 through March 31, 2016, $21.3 million on each repayment date from June 30, 2016 through March 31, 2017 and $31.9 million on each repayment date from June 30, 2017 through December 31, 2018. The outstanding balance of the term loan will be due on the fifth anniversary of the closing date of the Credit Agreement. The Term Facility is also subject to prepayment from (i) the net cash proceeds of certain debt incurred or issued by us and the guarantors and (ii) the net cash proceeds received by us or the guarantors from certain assets sales and recovery events, subject to certain reinvestment rights.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

The Credit Agreement contains financial maintenance covenants, including a (i) maximum total leverage ratio not to exceed 4.25 to 1.00 (stepped down to 4.00 to 1.00 starting with the fiscal quarter ending June 30, 2014, with a further step down to 3.50 to 1.00 starting with the fiscal quarter ending June 30, 2015) and (ii) a minimum interest coverage ratio of not less than 3.00 to 1.00. The Credit Agreement also contains restrictive covenants that limit, among other things, our ability and that of our subsidiaries, to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from subsidiaries, to enter into sale leaseback transactions, amend the terms of certain other indebtedness, create liens on certain assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets and enter into certain transactions with affiliates. The Credit Agreement also contains customary events of default, including upon the failure to make timely payments under the Term Facility and the Revolving Facility or other material indebtedness, the failure to satisfy certain covenants, the occurrence of a change of control and specified events of bankruptcy and insolvency. If we have a significant increase in our outstanding debt or if our earnings decrease significantly, we may be unable to incur additional amounts of indebtedness, and the lenders under the Credit Agreement may be unwilling to permit us to amend the financial or restrictive covenants described above to provide additional flexibility.

For the year ended December 31, 2014, we prepaid $31.9 million of outstanding indebtedness under the Term Facility. This prepayment was applied to the most current portion of the term loan amortization schedule. At December 31, 2014, we had borrowing capacity under the revolving lines of credit of $465.0 million, and were in compliance with the financial and restrictive covenants of our Credit Agreement. As of December 31, 2014 and 2013, we have recorded $9.2 million and $4.6 million, respectively, of accrued interest expense.

7.55% Senior Debentures

In April 1998, we issued $100.0 million in aggregate principal amount of 7.55% senior debentures due 2028. In April 2010, in anticipation of the Separation, we commenced a cash tender offer for these debentures and also solicited consent from the holders thereof to expressly affirm that the Separation would not conflict with the terms of the debentures. In April 2010, we announced that valid consents were tendered representing over 50.0% of the outstanding debentures. Accordingly, we received the requisite approvals from debenture holders and amended the related indentures. The indentures governing these debentures, as amended, contain limited restrictions on the Company.

Acquisition-Related Notes

In March 2011, we acquired a joint venture interest in Speedy Title & Appraisal Review Services LLC ("STARS'). Our initial investment in STARS was $20.0 million and we also issued a note payable for an additional $15.0 million of consideration payable in three equal installments of $5.0 million. The remaining note payable is for $5.0 million and is non-interest bearing and was discounted to $4.6 million as of December 31, 2014.

Debt Issuance Costs

In connection with entering into the Credit Agreement, we incurred approximately $14.0 million of debt issuance costs of which $0.5 million was recorded as interest expense in the accompanying consolidated statements of operations for the year ended December 31, 2014. We capitalized the remaining $13.5 million of debt issuance costs, within other assets in the accompanying consolidated balance sheet as of December 31, 2014, and will amortize these costs over the term of the Credit Agreement. When we entered into the Credit Agreement, we had unamortized costs of $5.4 million related to previously recorded debt issuance costs, which we will amortize over the term of the Credit Agreement and we wrote-off $0.8 million of unamortized debt issuance costs during the year ended December 31, 2014.

Interest Rate Swaps

In May 2014, we entered into amortizing interest rate swap transactions ("Swaps"). The Swaps became effective on December 31, 2014 and terminate in March 2019. The Swaps are for an initial notional balance of $500.0 million, with a fixed interest rate of 1.57%, and amortize quarterly by $12.5 million through December 31, 2017 and $25.0 million through December 31, 2018, with a remaining notional amount of $250.0 million. Previous amortizing interest rate swap transactions, entered into in June 2011, were terminated with a realized loss of $4.1 million for the year ended December 31, 2014 upon full repayment of the underlying debt associated with the Terminated Credit Agreement.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

We entered into the Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges resulted in a liability of $3.8 million and $4.0 million at December 31, 2014 and 2013, respectively, which is included in the accompanying consolidated balance sheets as a component of other liabilities.

For the years ended December 31, 2014, 2013 and 2012, an unrealized loss of $2.4 million (net of $1.5 million in deferred taxes), an unrealized gain of $1.5 million (net of $0.9 million in deferred taxes) and an unrealized loss of $0.9 million (net of $0.6 million in deferred taxes), respectively, were recognized in other comprehensive loss related to these Swaps.

The aggregate annual maturities for long-term debt are as follows:

(in thousands)
Year ending December 31,
2015	$11,352
2016	80,080
2017	117,386
2018	127,601
2019	541,875
Thereafter	452,645
Total (1)	$1,330,939

(1)	Includes the acquisition related remaining note payable of $5.0 million, which is non-interest bearing and discounted to $4.6 million as of December 31, 2014.

Note 9 - Income Taxes

Income before income taxes from continuing operations is as follows for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates
United States	$86,195	$22,988	$94,744	$43,022	$125,644	$56,928
Foreign	19,196	—	11,881	795	(2,074)	1,153
Total	$105,391	$22,988	$106,625	$43,817	$123,570	$58,081

For the years ended December 31, 2014, 2013 and 2012, income on continuing operations attributable to Corelogic includes income of certain incorporated noncontrolling interests.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

Provision for Income Taxes

The provision for taxes consists of the following for the years ended December 31, 2014, 2013 and 2012:

(in thousands)	2014		2013		2012
	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates
Current:
Federal	$186	$7,603	$19,294	$14,083	$23,574	$18,929
State	2,137	1,265	(1,596)	2,151	5,389	2,846
Foreign	3,249	—	2,006	222	(3,358)	323
	5,572	8,868	19,704	16,456	25,605	22,098
Deferred:
Federal	26,769	—	14,568	—	25,530	—
State	1,299	—	(273)	—	2,658	—
Foreign	(3,870)	—	(326)	—	9,695	—
	24,198	—	13,969	—	37,883	—
Total income tax provision	$29,770	$8,868	$33,673	$16,456	$63,488	$22,098

A reconciliation of the provision for taxes based on the federal statutory income tax rate on income from continuing operations to our effective income tax rate is as follows for the years ended December 31, 2014, 2013 and 2012:

(in thousands)	2014		2013		2012
	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	6.2	3.6	4.0	3.2	6.1	3.2
Foreign taxes (less than) in excess of federal rate	(5.6)	—	1.0	(0.6)	5.0	(0.1)
Non-deductible expenses, including Separation-related	1.7	—	4.9	—	0.3	—
Gain on disposition of subsidiary	—	—	—	—	—	—
Change from investee to subsidiary	—	—	(2.3)	—	—	—
Change in uncertain tax positions	1.3	—	2.7	—	0.1	—
Research and development credits	(7.9)	—	(10.2)	—	—	—
Other items, net	(2.5)	—	(3.5)	—	4.9	—
Effective income tax rate	28.2%	38.6%	31.6%	37.6%	51.4%	38.1%

During the year ended December 31, 2014, we recorded income tax benefits of $8.4 million related to domestic research and development credits related to tax years 2013 and 2014.

As of December 31, 2014, we had an estimated $13.2 million of undistributed earnings from foreign subsidiaries that are intended to be indefinitely reinvested in foreign operations. No incremental U.S. tax has been provided for these earnings. If in the future these earnings are repatriated to the U.S., or if we determine that the earnings will be remitted in the foreseeable future, additional tax provisions may be required. It is not practicable to calculate the deferred taxes associated with those

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

earnings because of the variability of multiple factors that would need to be assessed at the time of assumed repatriation; however, foreign tax credits may be available to reduce federal income taxes in the event of distribution.

Deferred Tax Assets and Liabilities

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

(in thousands)	2014	2013
Deferred tax assets:
Net losses and credit carryforwards	$98,633	$41,582
Deferred revenue	137,090	115,850
Bad debt reserves	2,962	5,205
Employee benefits	47,414	48,646
Accrued expenses and loss reserves	29,791	29,976
Other	(989)	324
Less: valuation allowance	(21,912)	(24,173)
	$292,989	$217,410
Deferred tax liabilities:
Depreciable and amortizable assets	247,458	190,905
Investment in affiliates	19,169	16,985
	$266,627	$207,890
Net deferred tax asset	$26,362	$9,520

As of December 31, 2014 and 2013, we had federal net operating losses (“NOLS”) of $195.5 million and $55.0 million, respectively, which begin to expire in 2021. The state NOLS were $289.4 million and $94.8 million as December 31, 2014 and 2013, respectively, which begin to expire in 2015. The foreign NOLS were $15.3 million and $25.4 million as of December 31, 2014 and 2013, respectively, of which approximately $2.2 million have an indefinite expiration and the remainder begin to expire in 2015. The increase in the federal and state NOLS was primarily due to the acquisition of MSB/DataQuick. As of December 31, 2014 we had available federal capital losses of $19.4 million expiring in 2017. As of December 31, 2014 we had available state capital losses of $87.2 million expiring at various times beginning in 2015. The change of ownership provisions of the Tax Reform Act of 1986 may limit utilization of a portion of our domestic NOL and tax credit carryforwards to future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

As of December 31, 2014 and 2013, we had valuation allowances of approximately $21.9 million and $24.2 million, respectively, against certain U.S. and foreign deferred tax assets to reflect the deferred tax asset at the net amount that is more likely than not to be realized. The decrease in the valuation allowance recorded of approximately $2.3 million is primarily an offset to foreign deferred tax assets, which we believe is more likely than not that future taxable income will be sufficient to realize.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

Unrecognized Tax Benefits

A reconciliation of the unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 are as follows:

(in thousands)	2014	2013	2012
Unrecognized tax benefits - opening balance	$55,325	$52,654	$19,302
Gross increases - tax positions in prior period	2,950	—	33,787
Gross decreases - tax positions in prior period	(22,698)	—	(21)
Gross increases - current-period tax positions	651	2,671	—
Settlements with taxing authorities	(565)	—	(163)
Expiration of the statute of limitations for the assessment of taxes	—	—	(251)
Unrecognized tax benefits - ending balance	$35,663	$55,325	$52,654

Included in the December 31, 2014 and 2013 balances are $12.7 million and $11.2 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining $21.5 million and $44.1 million for the years ended December 31, 2014 and 2013, respectively, would be offset against FAFC receivable pursuant to the Tax Sharing Agreement entered in connection with the Separation. In addition, our reserves increased by $1.9 million due to our acquisition of MSB/DataQuick, which were presented as a reduction to deferred tax assets for net operating loss carry forwards.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2014 and 2013, we had $16.0 million and $9.1 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in other liabilities in the accompanying consolidated balance sheets. For the years ended December 31, 2014, 2013 and 2012, we recognized approximately $0.6 million, $0.8 million and $0.6 million, respectively in interest and penalties, in the accompanying consolidated statements of income. Our material tax jurisdiction is the U.S. With a few minor exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations by tax authorities for years prior to December 31, 2006. Our income tax returns, in several jurisdictions, are being examined by various tax authorities. Management believes that adequate amounts of tax and related interest and penalties, if any, have been provided for any adjustments that may result from these examinations.

During the year ended December 31, 2014, we effectively settled our 2007-2010 Internal Revenue Service ("IRS") exam, which resulted in a reversal of approximately $0.3 million in unrecognized tax benefits. The decrease in our reserves for uncertain tax positions relates primarily to the settlement of the claim, on our behalf by FAFC, for an uncertain tax position on a prior year tax return. The claim is for FAFC losses reported and is subject to indemnification from FAFC under the Tax Sharing Agreement. As of December 31, 2014, the liability was reduced by approximately $29.6 million of which the impact to net income was zero.

We are currently under examination for the tax years 2005 through 2011 by the U.S. and various taxing authorities. It is reasonably possible the amount of the unrecognized benefit with respect to certain unrecognized positions could significantly increase or decrease within the next twelve months. We estimate that unrecognized tax benefits could decrease by up to $21.6 million within the next twelve months. The estimated change is primarily related to IRS audits, subject to the FAFC indemnification, and will have no impact to net income.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

Note 10 - Earnings/(Loss) Per Share

The following is a reconciliation of net income per share attributable to CoreLogic for the years ended December 31, 2014, 2013 and 2012, using the treasury-stock method:

(in thousands, except per share amounts)	2014	2013	2012
Numerator for basic and diluted net income/(loss) per share:
Income from continuing operations, net of tax	$89,741	$100,313	$96,065
(Loss)/income from discontinued operations, net of tax	(16,653)	14,423	12,387
Gain/(loss) from sale of discontinued operations, net of tax	112	(7,008)	3,841
Net income attributable to CoreLogic	$73,200	$107,728	$112,293
Denominator:
Weighted-average shares for basic income/(loss) per share	90,825	95,088	102,913
Dilutive effect of stock options and restricted stock units	1,604	2,021	1,137
Weighted-average shares for diluted income/(loss) per share	92,429	97,109	104,050
Income/(loss) per share
Basic:
Income from continuing operations, net of tax	$0.99	$1.05	$0.93
(Loss)/income from discontinued operations, net of tax	(0.18)	0.15	0.12
Gain/(loss) from sale of discontinued operations, net of tax	—	(0.07)	0.04
Net income attributable to CoreLogic	$0.81	$1.13	$1.09
Diluted:
Income from continuing operations, net of tax	$0.97	$1.03	$0.92
(Loss)/income from discontinued operations, net of tax	(0.18)	0.15	0.12
Gain/(loss) from sale of discontinued operations, net of tax	—	(0.07)	0.04
Net income attributable to CoreLogic	$0.79	$1.11	$1.08

For the year ended December 31, 2014, 2013 and 2012, RSUs, PBRSUs and stock options of 0.3 million, 0.4 million and 2.6 million, respectively, were excluded from the weighted average diluted common shares outstanding due to their antidilutive effect.

Note 11 - Employee Benefit Plans

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

As part of our acquisition of CDS Mapping in December 2012, we recorded a liability related to the pension obligation and an asset related to the fair value of plan assets. The CDS Mapping plan was terminated, effective December 31, 2012. Refer below for details of the amounts recorded. In addition refer to Note 16 - Acquisitions, for further details of the CDS Mapping acquisition.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

The following table summarizes the balance sheet impact, including benefit obligations, assets and funded status associated with the SERPs and Restoration plan as of December 31, 2014 and 2013:

(in thousands)	2014	2013
Change in projected benefit obligation:
Benefit obligation at beginning of period	$27,059	$34,102
Service costs	282	637
Interest costs	1,233	1,293
Actuarial losses/(gains)	5,564	(5,826)
Benefits paid	(1,879)	(3,147)
Projected benefit obligation at end of period	$32,259	$27,059

Change in plan assets:
Plan assets at fair value at beginning of period	$—	$1,432
Actual return on plan assets	—	(53)
Company contributions	1,879	1,770
Benefits paid	(1,879)	(3,149)
Plan assets at fair value at end of the period	—	—
Reconciliation of funded status:
Unfunded status of the plans	$(32,259)	$(27,059)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(32,259)	$(27,059)
Pension plan asset	$—	$—
	$(32,259)	$(27,059)
Amounts recognized in accumulated other comprehensive income/(loss):
Unrecognized net actuarial loss	$13,685	$8,840
Unrecognized prior service credit	(6,775)	(7,920)
	$6,910	$920

The net periodic pension cost for the years ended December 31, 2014, 2013 and 2012, for the FAC defined benefit pension plan, SERPs, Restoration plan and CDS Mapping cash balance plan includes the following components:

(in thousands)	2014	2013	2012
Expenses:
Service costs	$282	$637	$932
Interest costs	1,231	1,293	1,386
Expected return on plan assets	—	(57)	(41)
Amortization of net (gain)/loss	(424)	179	80
Net periodic benefit cost	$1,089	$2,052	$2,357

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

Weighted-average discount rate used to determine costs for the plans were as follows:

	2014	2013	2012
SERP Plans	4.72%	3.89%	4.52%
Restoration Plan	4.82%	4.02%	4.57%
CDS Mapping	N/A	N/A	4.00%

Weighted-average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	2014	2013
SERP Plans
Discount rate	3.85%	4.72%
Salary increase rate	N/A	N/A
Restoration Plan
Discount rate	3.98%	4.82%
CDS Mapping
Discount rate	N/A	N/A
Salary increase rate	N/A	N/A

The discount-rate assumption used for pension plan accounting reflects the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments.

The following table provides the funded status in the defined SERPs as of December 31, 2014, 2013 and 2012:

(in thousands)	2014	2013	2012
Projected benefit obligation	$32,259	$27,059	$34,102
Accumulated benefit obligation	$32,259	$27,059	$34,102
Plan assets at fair value at end of year	$—	$—	$—

The following benefit payments for all plans, which reflect expected future turnover, as appropriate, are expected to be paid as follows:

(in thousands)
2015	$1,955
2016	1,414
2017	1,397
2018	1,379
2019	1,361
2020-2024	8,358
$15,864

The Corelogic, Inc. 401(k) Savings Plan (the "Savings Plan") allows for employee-elective contributions up to the maximum deductible amount as determined by the Internal Revenue Code. We make discretionary matching contributions to the Savings Plan based on participant contributions as well as discretionary contributions based on profitability. The expense within continuing operations for the years ended December 31, 2014, 2013 and 2012 related to the Savings Plan were $5.7 million, $7.6 million and $6.0 million, respectively. The Savings Plan allows the participants to purchase shares of our common

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

stock as one of the investment options, subject to certain limitations. The Savings Plan held 866,559 and 951,704 shares of our common stock, representing 1.0% of the total shares outstanding at December 31, 2014 and 2013.

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

The value of the assets underlying our deferred compensation plan was $30.3 million and $30.5 million as of December 31, 2014 and 2013, respectively, and is included in other assets in the consolidated balance sheets. The unfunded liability for our deferred compensation plan was $34.2 million and $34.3 million as of December 31, 2014 and 2013, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.

Note 12 - Fair Value of Financial Instruments

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
For the Years Ended December 31, 2014, 2013 and 2012

Interest rate swap agreements and foreign currency purchase agreements

The fair value of the interest rate swap agreements and forward currency purchase agreements were estimated based on market value quotes received from the counter parties to the agreements.

The fair values of our financial instruments as of December 31, 2014 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$104,677	$—	$—	$104,677
Restricted cash	—	12,360	—	12,360
Equity securities	22,264	—	—	22,264
Total Financial Assets	$126,941	$12,360	$—	$139,301

Financial Liabilities:
Total debt	$—	$1,323,201	$—	$1,323,201
Total Financial Liabilities	$—	$1,323,201	$—	$1,323,201

Derivatives:
Liability for interest rate swap agreements	$—	$3,781	$—	$3,781

The fair values of our financial instruments as of December 31, 2013 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$134,419	$—	$—	$134,419
Restricted cash	—	12,050	—	12,050
Equity securities	22,220	—	—	22,220
Total Financial Assets	$156,639	$12,050	$—	$168,689

Financial Liabilities:
Total debt	$—	$869,232	$—	$869,232
Total Financial Liabilities	$—	$869,232	$—	$869,232

Derivatives:
Liability for interest rate swap agreements	$—	$4,020	$—	$4,020

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the year ended December 31, 2014:

		Fair Value Measurements Using
		Level 1	Level 2	Level 3	Impairment Losses
Property and equipment, net	$—	$—	$—	$—	$1,070
Goodwill, net	—	—	—	—	3,900
Investment in affiliates, net	—	—	—	—	360
	$—	$—	$—	$—	$5,330

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the year ended December 31, 2013:

		Fair Value Measurements Using
		Level 1	Level 2	Level 3	Impairment Losses
Assets of discontinued operations	$19,961	$—	$—	$19,961	$9,614
Property and equipment, net	—	—	—	—	1,969
Goodwill, net	77,616	—	—	77,616	42,216
Other intangible assets, net	—	—	—	—	248
	$97,577	$—	$—	$97,577	$54,047

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the year ended December 31, 2012:

		Fair Value Measurements Using
		Level 1	Level 2	Level 3	Impairment Losses
Assets of discontinued operations	$—	$—	$—	$—	$18,741
Property and equipment, net	—	—	—	—	19,880
Investment in affiliates, net	—	—	—	—	1,246
	$—	$—	$—	$—	$39,867

We recorded non-cash impairment charges of $9.6 million and $18.7 million for the years ended December 31, 2013 and 2012, respectively, in our assets of discontinued operations primarily due to the disposition or wind down of our discontinued operations. See Note 18 - Discontinued Operations for further discussion. We recorded non-cash impairment charges of $1.1 million, $2.0 million and $19.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, in our property and equipment, net primarily due to land and internally developed software. Further, we recorded non-cash impairment charges of $3.9 million and $42.2 million for the years ended December 31, 2014 and 2013, respectively, in our goodwill, net related to our technology solutions, solutions express and outsourcing services product lines. See Note 6 - Goodwill, Net for further discussion. In addition, we recorded a non-cash impairment charge of $0.2 million for the year ended December 31, 2013 in our other intangible assets, net related to client lists. Finally, we recorded non-cash impairment charges of $0.4 million and $1.2 million for the years ended December 31, 2014 and 2012, respectively, in our investment in affiliates, net due to other than temporary loss in value from the absence of an ability to recover the carrying amount of the investments. These non-cash impairment charges relate to investments for which there is no material income/loss included in equity in earnings of affiliates, net of tax. Therefore, they are included in gain on investments and other, net in the accompanying consolidated statements of operations.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

Note 13 - Share-Based Compensation Plans

We issue equity awards under the CoreLogic, Inc. 2011 Performance Incentive Plan (the “Plan”) which was approved by our stockholders at our Annual Meeting, held on May 19, 2011 and amended on July 29, 2014. The amended Plan permits the grant of RSUs, PBRSUs and stock options. Prior to the approval of the Plan, we issued share-based awards under the CoreLogic, Inc. 2006 Incentive Plan (the “2006 Plan”). The amended Plan was adopted, in part, to make an aggregate of 21,930,000 shares of the Company's common stock available for award grants, so that the Company will have sufficient authority and flexibility to adequately provide for future incentives.

We primarily utilize RSUs, PBRSUs and stock options as our share-based compensation instruments for employees and directors. The fair value of any share-based compensation instrument grant is based on the market value of our shares on the date of grant and is recognized as compensation expense over the vesting period.

Restricted Stock Units

For the years ended December 31, 2014, 2013 and 2012, we awarded 807,890, 788,680 and 780,682 RSUs, respectively, with an estimated value of $24.7 million, $20.8 million and $13.6 million, respectively. The RSU awards will vest ratably over 3 years. RSU activity for the year ended December 31, 2014 is as follows:

(in thousands, except weighted average fair value prices)	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested RSUs outstanding at December 31, 2013	1,466	$22.13
RSUs granted	808	$30.62
RSUs vested	(697)	$20.89
RSUs forfeited	(197)	$26.02
Unvested RSUs outstanding at December 31, 2014	1,380	$27.17

As of December 31, 2014, there was $19.7 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 1.9 years. The fair value of RSUs is based on the market value of the Company’s shares on the date of grant.

Performance-Based Restricted Stock Units

For the years ended December 31, 2014, 2013 and 2012, we awarded 367,558, 410,497 and 347,572 PBRSUs, respectively, with an estimated value of $11.6 million, $10.7 million and $5.6 million, respectively. These awards could be subject to service-based, performance-based and market-based vesting. The performance period for the PBRSUs awarded during 2014 is from January 1, 2014 to December 31, 2016 and the performance metric is adjusted earnings per share and market-based conditions. Subject to satisfaction of the performance criteria, the 2014 awards will vest on December 31, 2016.

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
For the Years Ended December 31, 2014, 2013 and 2012

(1)	The risk-free interest rate for the periods within the contractual term of the PBRSUs is based on the U.S. Treasury yield curve in effect at the time of the grant.

(2)
The expected volatility and average total shareholder return is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

The performance period for the PBRSUs awarded during 2012 was from January 1, 2012 to December 31, 2012 and the performance metric was adjusted earnings per share. Based on achievement of the performance criteria, the 2012 awards were earned at 150% of target and will vest subject to continuation of employment until December 31, 2014. The fair value of the 2012 awards were based on the market value of the Company's common stock on the date of grant.

PBRSU activity for the year ended December 31, 2014 is as follows:

(in thousands, except weighted average fair value prices)	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested PBRSUs outstanding at December 31, 2013	1,247	$18.52
PBRSUs granted	368	$31.46
PBRSUs vested	(612)	$16.92
PBRSUs forfeited	(99)	$23.52
Unvested PBRSUs outstanding at December 31, 2014	904	$22.19

As of December 31, 2014, there was $1.1 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 1.3 years. The fair value of PBRSUs is based on the market value of the Company’s shares on the date of grant.

Stock Options

In 2014 and 2013, we issued stock options as incentive compensation for certain key employees. The exercise price of each stock option is the closing market price of our common stock on the date of grant. The 2014 and 2013 options will vest in 3 equal annual installments on the first, second and third anniversaries of grant and expire 10 years after the grant date. The fair values of these stock options were estimated using a Black-Scholes model with the following weighted-average assumptions:

	2014	2013	2012
Expected dividend yield	—%	—%	—%
Risk-free interest rate (1)	1.74%	0.90%	1.00%
Expected volatility (2)	37.92%	41.65%	42.81%
Expected life (3)	5.5	5.5	5.5

(1)	The risk-free interest rate for the periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.

(2)	The expected volatility is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

(3)	The expected life is the period of time, on average, that participants are expected to hold their options before exercise based primarily on our historical data.

For the years ended December 31, 2014, 2013 and 2012 we awarded 290,737, 445,705 and 581,265 options, respectively, with an estimated value of $9.1 million, $11.7 million and $9.3 million, respectively. Option activity for the year ended December 31, 2014 is as follows:

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except weighted average prices)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	2,663	$21.12
Options granted	291	$31.46
Options exercised	(303)	$19.77
Options canceled	(88)	$25.02
Options outstanding at December 31, 2014	2,563	$22.32	4.9	$23,903
Options vested and expected to vest at December 31, 2014	2,539	$22.26	4.9	$23,834
Options exercisable at December 31, 2014	1,953	$21.18	3.9	$20,344

As of December 31, 2014, there was $3.5 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 1.8 years.

The intrinsic value of options exercised was $3.5 million, $13.8 million and $3.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

Employee Stock Purchase Plan

The employee stock purchase plan allows eligible employees to purchase our common stock at 85.0% of the lesser of the closing price on the first day or the last day of each quarter. Our employee stock purchase plan was approved by our stockholders at our 2012 annual meeting of stockholders and the first offering period commenced in October 2012. We recognized an expense for the amount equal to the estimated fair value of the discount during the last offering period.

The following table sets forth the share-based compensation expense recognized for the years ended December 31, 2014, 2013 and 2012.

(in thousands)	2014	2013	2012
Restricted stock units	$19,078	$12,754	$9,988
Performance-based restricted stock units	1,750	9,746	7,050
Stock options	3,730	3,982	3,664
Employee stock purchase plan	1,030	557	107
	$25,588	$27,039	$20,809

The above share-based compensation expense has $1.7 million, $1.0 million and $2.6 million included within cost of services for the years ended December 31, 2014, 2013 and 2012, respectively. It also includes $0.2 million, $0.1 million and $0.2 million of share-based compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively, reported within (loss)/income from discontinued operations, net of tax.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

Note 14 - Commitments and Contingencies

Lease Commitments

We lease certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that the Company will pay insurance and taxes.

Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2014 are as follows:

(in thousands)
2015	$32,280
2016	27,795
2017	16,654
2018	12,814
2019	10,910
Thereafter	13,483
$113,936

Total rental expenses for all operating leases and month-to-month rentals were $35.6 million, $39.8 million, $42.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Operational Commitments

In August 2011, an affiliate of Cognizant Technology Solutions Corporation ("Cognizant"), acquired CoreLogic India Global Services Private Limited, our India-based captive operations ("CoreLogic India"). The purchase price for CoreLogic India was $50.0 million in cash before working capital adjustments. As part of the transaction, we entered into a Master Professional Services Agreement ("Services Agreement") and supplement ("Supplement") with Cognizant under which Cognizant will provide a range of business process and information technology services to us. The Supplement has an initial term of seven years and we have the unilateral right to extend the term for up to three one-year periods. During the first five years of the agreement, we are subject to a net total minimum commitment of approximately $303.5 million, plus applicable inflation adjustments. In connection with the sale, we recorded $27.1 million of deferred gain on sale which is being recognized to income over the commitment period of five years. As of December 31, 2014, the remaining minimum commitment totaled $93.5 million.

Note 15 - Litigation and Regulatory Contingencies

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

Federal Deposit Insurance Corporation

On May 9, 2011, the Federal Deposit Insurance Corporation (the “FDIC”), as Receiver of Washington Mutual Bank (“WaMu”), filed a complaint in the United States District Court for the Central District of California (the “Court”) against

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

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

Real Estate Settlement Procedures Act Class Action

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

On July 2, 2010, the court denied plaintiff's first motion for class certification. On November 19, 2010, the plaintiffs filed a renewed motion for class certification. On April 25, 2012, the court granted plaintiffs' renewed motion and certified a nationwide class of all persons who, on or after June 1, 2006, received home loans from WaMu in connection with appraisals that were obtained through eAppraiseIT. On July 12, 2012, the Ninth Circuit Court of Appeals declined to review the class certification order. Following discovery, on July 1, 2014 the defendant filed motions for summary judgment and to decertify the class. On September 16, 2014 the trial court granted summary judgment against one named plaintiff but denied it as to the other, denied the motion to decertify the class, and bifurcated trial into two phases with the first phase to begin November 24, 2014. The parties thereafter conducted a court-ordered mediation and subsequently reached agreement, subject to court approval, to settle the case for a total of $9.9 million inclusive of attorney fees. This amount has been reserved and recorded within loss from discontinued operations, net of tax for the year ended December 31, 2014.

On December 12, 2014 the court preliminarily approved the settlement. Notice to the class is underway and the final fairness hearing is set for April 24, 2015.

Separation

Following the spin off of our financial services businesses into a new, publicly-traded, New York Stock Exchange-listed company called FAFC in June 2010, we became responsible for a portion of FAFC's contingent and other corporate liabilities. In the Separation and Distribution Agreement we entered into in connection with the Separation, we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary. At December 31, 2014, no reserves were considered necessary.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

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

Note 16 - Acquisitions

In November 2014, we completed our acquisition of Bank of America's mortgage-related credit reporting operation for approximately $19.6 million, which is included as a component of our TPS reporting segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservables. The purchase price allocation is subject to change based on our final determination of fair value in connection with certain tax and working capital matters. We preliminarily recorded property and equipment of $4.3 million with an estimated average life of 3 years, client lists of $6.1 million with an estimated average life of 10 years and goodwill of $9.2 million, which is fully deductible for tax purposes. The business combination did not have a material impact on our consolidated financial statements.

In March 2014, we completed the acquisition of Marshall & Swift/Boeckh ("MSB") and DataQuick Information Systems ("DataQuick"). In addition, we acquired the assets of the credit, flood services and automated valuation model operations of DataQuick Lending Solutions and certain intellectual property assets of Decision Insight Information Group S.à r.l. The total consideration paid in connection with the MSB/DataQuick acquisition was approximately $652.5 million in cash, which was funded through borrowings. The acquisition of MSB/DataQuick significantly expands our footprint in property and casualty insurance and adds scale to our existing property data and analytics business, which is a contributing factor to the recording of goodwill. The operations of MSB's and DataQuick's data licensing and analytics units are reported within our D&A segment and DataQuick's flood zone determination and credit servicing operations are reported within our TPS segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. Any excess of the purchase price over the fair value of identified assets acquired and liabilities assumed is recognized as goodwill. The purchase price allocation is subject to change based on our final determination of fair value in connection with certain tax and working capital matters. The preliminary allocation of the purchase price is as follows:

(in thousands)
Cash and cash equivalents	$36
Accounts receivable	9,227
Prepaid expenses and other current assets	2,190
Deferred income tax assets, current	6,658
Property and equipment	177,311
Goodwill (1)	307,773
Other intangible assets	129,400
Deferred income tax, net of current	29,760
Investment in affiliates	18,300
Total assets acquired	$680,655
Accounts payable and accrued expenses	3,911
Income taxes payable	31
Deferred revenue, current	22,371
Deferred revenue, net of current	1,823
Net assets acquired	$652,519

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

(1)
Goodwill of $307.8 million includes $167.8 million of deductible basis for tax purposes. Goodwill was reduced by approximately $55.5 million from the initial amount recorded in the first quarter of 2014, as a result of a change in the purchase price allocation for certain working capital and tax adjustments.

We reported revenues and net loss of approximately $67.5 million and $5.8 million, respectively, from the MSB/DataQuick acquisition from the acquisition date of March 25, 2014 through December 31, 2014. The net loss includes $18.6 million of depreciation and amortization from acquired property and equipment and other intangible assets. The financial information in the table below summarizes the combined results of operations of MSB/DataQuick and us on a pro forma basis as though the companies had been combined as of January 1, 2013. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes elimination of intercompany revenue, the impact of fair value adjustments to deferred revenue, amortization expense from acquired intangible assets, adjustments to interest expense and related tax effects.

The unaudited pro forma financial information for the years ended December 31, 2014 and 2013 combines our results of operations for the periods presented.

(in thousands)	2014	2013
Net revenues	$1,427,424	$1,506,660
Net income	$82,724	$103,997

In January 2014, we completed our acquisition of Terralink for NZD$14.5 million, or $11.9 million, which is included as a component of our D&A reporting segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservables. We recorded property and equipment of $2.1 million with an estimated average life of 5 years, client lists of $1.4 million with an estimated average life of 15 years, trade names of $0.2 million with an estimated average life of 12 years, capitalized data and database costs of $6.0 million with an estimated average life of 15 years and goodwill of $2.3 million, which is fully deductible for tax purposes. The business combination did not have a material impact on our consolidated financial statements.

In December 2013, we completed our acquisition of EQECAT for $22.2 million, which is included as a component of our D&A reporting segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included significant unobservables. We recorded $3.9 million of client lists with an estimated average life of 10 years, $0.6 million of tradenames with an estimated average life of 10 years and goodwill of $16.9 million. The business combination did not have a material impact on our consolidated financial statements.

In September 2013, we acquired an additional 10% interest in PIQ for NZD$3.3 million or $2.6 million, resulting in a 60% controlling interest. We previously held a noncontrolling interest in the entity and as a result of the purchase of the controlling interest, we recognized a gain of approximately $6.6 million, to reflect our existing ownership interest at fair value, which is included in gain on investments and other, net in the accompanying consolidated statements of operations. PIQ is included as a component of the D&A segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included significant unobservables. We recorded $1.1 million of property and equipment with an estimated average life of 5 years, $9.0 million of capitalized data and database costs with an average estimated life of 15 years, $3.5 million of client lists with an estimated average life of 15 years, $0.7 million of tradenames with an estimated average life of 10 years and goodwill of $14.9 million. The business combination did not have a material impact on our consolidated financial statements.

In July 2013, we completed our acquisition of Bank of America's flood zone determination and tax processing services operations for $62.5 million, which is included as a component of the TPS segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included significant unobservables. We recorded $31.1 million of client lists with an estimated average life of 10 years, indefinite life capitalized data and database costs of $2.5 million and goodwill of $28.9 million, which is fully deductible for tax purposes. The business combination did not have a material impact on our consolidated financial statements.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

In December 2012, we completed our acquisition of CDS Mapping, a digital mapping sales and consulting company, for a cash price of $78.8 million, which is included as a component of the D&A segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included significant unobservable inputs. We recorded $33.9 million of goodwill, which is fully deductible for tax purposes, $24.5 million of client lists with an estimated average life of 13 years, $4.2 million of tradenames with an estimated average life of 14 years and $2.9 million of noncompete agreements with an estimated average life of 5 years. The business combination did not have a material impact on our consolidated financial statements.

For the year ended December 31, 2014, we incurred $9.0 million of acquisition-related costs within selling, general and administrative expenses on our consolidated statements of operations. Acquisition related costs were not significant for the years ended December 31, 2013 and 2012.

Note 17 – Redeemable Noncontrolling Interest

Noncontrolling interests that are redeemable at the option of the holder are classified as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheet between liabilities and stockholders’ equity. Redeemable noncontrolling interests are reported at their estimated redemption value in each reporting period, but contractually not less than their initial fair value. Any adjustments to the redemption value impacts retained earnings. As of December 31, 2014, we recorded a $6.6 million adjustment to redeemable noncontrolling interests and retained earnings to account for changes in its estimated redemption value.

In September 2013, we acquired an additional 10% interest in PIQ for NZD$3.3 million, or $2.6 million, resulting in a 60% controlling interest. In connection with the acquisition, effective August 2015, the seller has the right to sell their remaining noncontrolling shares in PIQ to us (the "put") and we have the right to purchase the remaining noncontrolling interest in PIQ at fair value (the "call"). As the call and put do not represent separate assets or liabilities and the exercise of the put is outside of our control, the noncontrolling interest of NZD$13.2 million, or $10.2 million, was recorded on the date of acquisition as a redeemable noncontrolling interest in the accompanying consolidated balance sheet. For the year ended December 31, 2014, we recorded $1.3 million of net income attributable to redeemable noncontrolling interest.

Note 18 - Discontinued Operations

On September 30, 2014, we completed the sale of our collateral solutions and field services businesses, which were previously included in our AMPS reporting segment, for total consideration of $29.1 million, subject to working capital adjustments, as well as potential earn-outs of up to $20.0 million, which will be recognized when realized. Further, we determined to cease pursuing the sale of our remaining product lines, previously included in our AMPS reporting segment. These remaining product lines included our technology solutions, solutions express and outsourcing services product lines. These product lines were previously reflected as discontinued operations and are now reflected as part of continuing operations within our TPS segment. See Note 1 - Description of the Company for further discussion.

For the year ended December 31, 2014, we recorded a $0.1 million gain on the sale of discontinued operations, net of tax, primarily related to $1.5 million of earn-out payments, net of tax, from previously disposed discontinued operations, partially offset by an after-tax loss of $1.4 million related to the sale of our collateral solutions and field services businesses. For the year ended December 31, 2013, we recorded a $7.0 million loss on the sale of discontinued operations, net of tax primarily related to estimated liabilities associated with audits of previously disposed subsidiaries. As of August 31, 2012, we completed the disposition of our transportation services business (American Driving Records) for $11.0 million, which resulted in a pre-tax gain of $3.9 million for the year ended December 31, 2012. This gain is included in gain/(loss) from sale of discontinued operations, net of tax in the accompanying consolidated statements of operations. We completed the wind down of our consumer services business and our appraisal management company business in lieu of a sale as of September 2012. In connection with the wind down of our 100% owned appraisal management company business, we incurred a pre-tax write-down of the remaining goodwill of $13.9 million in the first quarter of 2012.

Each of these businesses is reflected in our accompanying consolidated financial statements as discontinued operations and the results of these businesses in the prior years have been recast to conform to the 2014 presentation.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

Summarized below are certain assets and liabilities classified as discontinued operations as of December 31, 2014, 2013 and 2012:

(in thousands)	D&A		TPS
As of December 31, 2014	Marketing	Consumer	Appraisal	AMPS	Total
Deferred income tax asset and other current assets	$177	$149	$3,808	$133	$4,267
Total assets	$177	$149	$3,808	$133	$4,267

Total liabilities	$194	$88	$10,941	$2,481	$13,704

As of December 31, 2013
Accounts receivable	$—	$—	$—	$14,073	$14,073
Other current assets	177	149	200	2,668	3,194
Property and equipment, net	—	—	—	1,698	1,698
Goodwill and other identifiable intangible assets, net	—	—	—	19,961	19,961
Total assets	$177	$149	$200	$38,400	$38,926

Accounts payable	$676	$—	$3,127	$7,282	$11,085
Other liabilities	259	88	568	8,616	9,531
Total liabilities	$935	$88	$3,695	$15,898	$20,616

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

Summarized below are the components of our (loss)/income from discontinued operations, net of tax for the years ended December 31, 2014, 2013 and 2012:

(in thousands)	D&A		TPS
For the Year Ended December 31, 2014	Marketing	Consumer	Appraisal	AMPS	Total
Operating revenue	$—	$—	$—	$94,039	$94,039
(Loss)/income from discontinued operations before income taxes	(717)	—	(30,739)	7,188	(24,268)
(Benefit)/provision for income taxes	(350)	—	(11,785)	4,520	(7,615)
(Loss)/income from discontinued operations, net of tax	$(367)	$—	$(18,954)	$2,668	$(16,653)

For the Year Ended December 31, 2013
Operating revenue	$—	$—	$—	$193,117	$193,117
(Loss)/income from discontinued operations before income taxes	(2,129)	196	(6,194)	32,928	24,801
(Benefit)/provision for income taxes	(814)	75	(2,369)	13,486	10,378
(Loss)/income from discontinued operations, net of tax	$(1,315)	$121	$(3,825)	$19,442	$14,423

For the Year Ended December 31, 2012
Operating revenue	$—	$55,773	$25,138	$280,589	$361,500
(Loss)/income from discontinued operations before income taxes	(122)	5,026	(21,375)	42,566	26,095
Provision/(benefit) for income taxes	4,891	15	(5,186)	13,988	13,708
(Loss)/income from discontinued operations, net of tax	$(5,013)	$5,011	$(16,189)	$28,578	$12,387

Note 19 - Segment Financial Information

We have organized our reportable segments into the following two segments: D&A and TPS. In September 2014, we concluded that we would cease pursuing the sale of the remaining AMPS related product lines. As a result, our technology solutions, solutions express and outsourcing services product lines are now reported within our TPS segment. Also, in September 2014, we transferred our under-banked credit services business from our D&A segment to our TPS segment. All segment reporting disclosures presented herein reflect these transfers. See Note 1 - Description of the Company for further discussion.

Data & Analytics. Our D&A segment owns or licenses data assets including loan information, criminal and eviction records, employment verification, property sales and characteristic information, property risk and replacement cost, and information on mortgage-backed securities. We both license our data directly to our clients and provide our clients with analytical products and workflow solutions for risk management, multiple listing services ("MLS"), insurance underwriting, collateral assessment, loan quality reviews and fraud assessment. We are also a provider of geospatial proprietary software and databases combining geographic mapping and our data assets. Our primary clients are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, MLS companies property and casualty insurance companies, title insurance companies and government agencies and sponsored enterprises.

Our D&A segment includes intercompany revenues of $4.3 million, $8.5 million, and $10.1 million for the years ended December 31, 2014, 2013 and 2012, respectively; and intercompany expenses of $5.6 million, $0.9 million and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Technology and Processing Solutions. Our TPS segment provides property tax monitoring, flood zone certification and monitoring, credit services, mortgage loan administration and production services, lending solutions, mortgage-related business

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

process outsourcing, technology solutions and compliance-related services. The segment’s primary clients are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, government agencies and casualty insurance companies.

Our TPS segment includes intercompany revenues of $5.5 million, $3.3 million, and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively; and intercompany expenses of $4.3 million, $7.8 million and $9.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Corporate consists primarily of investment gains and losses, corporate personnel and other expenses associated with our corporate functions and facilities, equity in earnings of affiliates, net of tax, and interest expense.

Due to the number of clients we service and the number of products and services we offer, it is impracticable to disclose revenues from external clients for each product and service offered.

Selected segment financial information is as follows:

(in thousands)
For the Year Ended December 31, 2014	D&A	TPS	Corporate	Eliminations	Consolidated (Excluding Discontinued Operations)
Operating revenue	$647,264	$767,567	$30	$(9,821)	$1,405,040
Depreciation and amortization	$98,313	$26,019	$14,062	$—	$138,394
Operating income/(loss)	$97,654	$139,168	$(67,064)	$—	$169,758
Equity in earnings/(loss) of affiliates, net of tax	$49	$22,900	$(8,829)	$—	$14,120
Net income/(loss) from continuing operations	$98,975	$167,726	$(163,728)	$(11,965)	$91,008
Capital expenditures	$56,383	$8,336	$22,435	$—	$87,154

For the Year Ended December 31, 2013
Operating revenue	$572,169	$843,887	$631	$(12,286)	$1,404,401
Depreciation and amortization	$74,186	$30,780	$21,366	$—	$126,332
Operating income/(loss)	$100,963	$137,225	$(96,046)	$—	$142,142
Equity in earnings/(loss) of affiliates, net of tax	$1,631	$41,638	$(15,908)	$—	$27,361
Net income/(loss) from continuing operations	$110,143	$179,622	$(189,505)	$—	$100,260
Capital expenditures	$54,085	$20,048	$32,453	$—	$106,586

For the Year Ended December 31, 2012
Operating revenue	$544,753	$800,890	$640	$(12,804)	$1,333,479
Depreciation and amortization	$69,567	$24,161	$23,515	$(135)	$117,108
Operating income/(loss)	$96,519	$189,700	$(115,952)	$135	$170,402
Equity in earnings/(loss) of affiliates, net of tax	$2,197	$55,570	$(21,784)	$—	$35,983
Net income/(loss) from continuing operations	$99,188	$245,686	$(249,589)	$135	$95,420
Capital expenditures	$54,147	$18,738	$10,849	$—	$83,734

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

(in thousands)
As of December 31, 2014	D&A	TPS	Corporate	Eliminations	Consolidated (Excluding Discontinued Operations)
Investment in affiliates, net	$27,809	$68,547	$7,242	$—	$103,598
Long-lived assets	$1,739,715	$1,161,873	$4,888,730	$(4,774,581)	$3,015,737
Total assets	$1,886,478	$1,297,903	$5,102,328	$(4,774,614)	$3,512,095

As of December 31, 2013
Investment in affiliates, net	$9,460	$78,290	$7,593	$—	$95,343
Long-lived assets	$1,176,994	$1,130,237	$4,232,718	$(4,098,235)	$2,441,714
Total assets	$1,306,023	$1,257,195	$4,499,268	$(4,098,281)	$2,964,205

Operating revenue is attributed to countries based on location of the revenue-generating business. Operating revenue separated between domestic and foreign operations and by segment is as follows:

	Year Ended December 31,
(in thousands)	2014		2013		2012
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
D&A	$509,521	$137,743	$476,048	$96,121	$460,401	$84,352
TPS	764,251	3,316	838,721	5,166	794,584	6,306
Corporate	—	30	—	631	—	640
Eliminations	(9,821)	—	(12,286)	—	(12,804)	—
Consolidated	$1,263,951	$141,089	$1,302,483	$101,918	$1,242,181	$91,298

Long-lived assets separated between domestic and foreign operations and by segment is as follows:

	As of December 31,
(in thousands)	2014		2013
	Domestic	Foreign	Domestic	Foreign
D&A	$1,429,305	$310,410	$856,111	$320,883
TPS	1,161,853	20	1,130,234	3
Corporate	4,142,791	745,939	3,486,778	745,940
Eliminations	(4,028,642)	(745,939)	(3,352,295)	(745,940)
Consolidated (excluding assets for discontinued operations)	$2,705,307	$310,430	$2,120,828	$320,886

Note 20 - Guarantor Subsidiaries

As discussed in Note 8 - Long-Term Debt, the Notes are guaranteed on a senior unsecured basis by each of our existing and future direct and indirect subsidiaries that guarantee our Credit Agreement. These guarantees are required in support of the Notes, are full and unconditional, as well as joint and several, and are coterminous with the terms of the Notes and would require performance upon certain events of default referred to in the respective guarantees. The guarantees are subject to release under certain customary circumstances. The indenture governing the notes provides that the guarantees may be automatically and unconditionally released only upon the following circumstances: 1) the guarantor is sold or sells all of its assets in compliance with the terms of the indenture; 2) the guarantor is released from its guarantee obligations under the credit agreement; 3) the guarantor is properly designated as an “unrestricted subsidiary”, and 4) the requirements for legal or covenant defeasance or satisfaction and discharge have been satisfied. The maximum potential amounts that could be required to be paid under the domestic guarantees are essentially equal to the outstanding principal and interest under the Notes. The following

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

condensed consolidating financial information reflects CoreLogic, Inc.'s (the "Parent's") separate accounts, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the combined consolidating adjustments and eliminations and the Parent's consolidated accounts for the dates and periods indicated.

	Condensed Balance Sheet
	As of December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Cash and cash equivalents	$61,602	$8,733	$34,342	$—	$104,677
Accounts receivable	—	189,138	25,206	—	214,344
Other current assets	55,867	120,531	5,206	—	181,604
Property and equipment, net	17,261	325,638	25,715	—	368,614
Goodwill, net	—	1,612,388	168,370	—	1,780,758
Other intangible assets, net	290	242,170	35,810	—	278,270
Capitalized data and database cost, net	—	254,236	79,029	—	333,265
Investment in affiliates, net	—	103,598	—	—	103,598
Deferred income tax assets, long-term	49,365	—	—	(49,365)	—
Restricted cash	11,035	—	1,325	—	12,360
Investment in subsidiaries	2,350,467	—	—	(2,350,467)	—
Intercompany receivable	89,780	158,939	—	(248,719)	—
Other assets	105,262	31,925	1,685	—	138,872
Total assets	$2,740,929	$3,047,296	$376,688	$(2,648,551)	$3,516,362

Liabilities and equity:
Current liabilities	$123,196	$389,170	$38,224	$—	$550,590
Long-term debt, net of current	1,313,270	5,941	—	—	1,319,211
Deferred revenue, net of current	—	389,302	6	—	389,308
Deferred income tax liabilities, long term	—	91,197	22,147	(49,365)	63,979
Intercompany payable	158,939	22,325	67,455	(248,719)	—
Other liabilities	131,357	27,930	1,797	—	161,084
Redeemable noncontrolling interest	—	—	18,023	—	18,023
Total CoreLogic stockholders' equity	1,014,167	2,121,431	229,036	(2,350,467)	1,014,167
Total liabilities and equity	$2,740,929	$3,047,296	$376,688	$(2,648,551)	$3,516,362

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

	Condensed Balance Sheet
	As of December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Cash and cash equivalents	$104,310	$—	$30,109	$—	$134,419
Accounts receivable	—	193,256	21,764	—	215,020
Other current assets	56,877	151,066	4,228	(193)	211,978
Property and equipment, net	20,076	149,848	27,618	—	197,542
Goodwill, net	—	1,306,471	161,819	—	1,468,290
Other intangible assets, net	348	135,326	40,134	—	175,808
Capitalized data and database cost, net	—	249,472	80,716	—	330,188
Investment in affiliates, net	—	95,343	—	—	95,343
Deferred income tax assets, long-term	58,998	—	—	(58,998)	—
Restricted cash	10,335	306	1,409	—	12,050
Investment in subsidiaries	2,210,416	—	—	(2,210,416)	—
Intercompany receivable	63,647	554,894	9,170	(627,711)	—
Other assets	118,709	41,680	2,104	—	162,493
Total assets	$2,643,716	$2,877,662	$379,071	$(2,897,318)	$3,003,131

Liabilities and equity:
Current liabilities	$107,340	$393,738	$33,206	$(193)	$534,091
Long-term debt, net of current	806,395	5,381	—	—	811,776
Deferred revenue, net of current	—	377,846	9	—	377,855
Deferred income taxes liabilities, long term	—	111,664	24,303	(58,998)	76,969
Intercompany payable	564,064	—	63,647	(627,711)	—
Other liabilities	121,544	23,050	3,271	—	147,865
Redeemable noncontrolling interest	—	—	10,202	—	10,202
Total CoreLogic stockholders' equity	1,044,373	1,965,983	244,433	(2,210,416)	1,044,373
Total liabilities and equity	$2,643,716	$2,877,662	$379,071	$(2,897,318)	$3,003,131

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

	Condensed Statement of Operations
	For the Year Ended December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenue	$—	$1,263,980	$141,060	$—	$1,405,040
Intercompany revenue	—	—	637	(637)	—
Cost of services (exclusive of depreciation and amortization below)	—	686,630	53,696	(25)	740,301
Selling, general and administrative expenses	58,176	252,879	41,174	(612)	351,617
Depreciation and amortization	4,836	107,002	26,556	—	138,394
Impairment loss	—	4,970	—	—	4,970
Operating (loss)/income	(63,012)	212,499	20,271	—	169,758
Total interest expense, net	(65,299)	(627)	(1,056)	—	(66,982)
Gain on investments and other, net	5,070	(6,278)	5,090	—	3,882
(Benefit)/Provision for income taxes	(43,448)	73,179	39	—	29,770
Equity in earnings of affiliates, net of tax	—	14,120	—	—	14,120
Equity in earnings of subsidiary, net of tax	152,993	—	—	(152,993)	—
Net income/(loss) from continuing operations	73,200	146,535	24,266	(152,993)	91,008
Loss from discontinued operations, net of tax	—	(16,653)	—	—	(16,653)
(Loss)/gain from sale of discontinued operations, net of tax	—	(1,424)	1,536	—	112
Net income/(loss)	73,200	128,458	25,802	(152,993)	74,467
Less: Net loss attributable to noncontrolling interests	—	—	1,267	—	1,267
Net income/(loss) attributable to CoreLogic	$73,200	$128,458	$24,535	$(152,993)	$73,200

Net income	$73,200	$128,458	$25,802	$(152,993)	$74,467
Total other comprehensive (loss)/income	(30,197)	—	(26,673)	26,673	(30,197)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	1,267	—	1,267
Comprehensive income/(loss) attributable to CoreLogic	$43,003	$128,458	$(2,138)	$(126,320)	$43,003

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

	Condensed Statement of Operations
	For the Year Ended December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenue	$—	$1,303,115	$101,286	$—	$1,404,401
Intercompany revenue	—	—	631	(631)	—
Cost of services (exclusive of depreciation and amortization below)	—	679,032	38,804	(631)	717,205
Selling, general and administrative expenses	63,205	276,236	34,848	—	374,289
Depreciation and amortization	3,767	98,670	23,895	—	126,332
Impairment loss	—	44,433	—	—	44,433
Operating (loss)/income	(66,972)	204,744	4,370	—	142,142
Total interest expense, net	(45,270)	(2)	(2,330)	—	(47,602)
Gain on investments and other, net	3,785	1,250	6,997	—	12,032
(Benefit)/provision for income taxes	(40,392)	72,385	1,680	—	33,673
Equity in earnings of affiliates, net of tax	—	26,566	795	—	27,361
Equity in earnings of subsidiary, net of tax	175,793	—	—	(175,793)	—
Net income from continuing operations	107,728	160,173	8,152	(175,793)	100,260
Income/(loss) from discontinued operations, net of tax	—	14,595	(172)	—	14,423
(Loss)/gain on sale of discontinued operations, net of tax	—	(8,514)	1,506	—	(7,008)
Net income	107,728	166,254	9,486	(175,793)	107,675
Less: Net loss attributable to noncontrolling interests	—	—	(53)	—	(53)
Net income attributable to CoreLogic	$107,728	$166,254	$9,539	$(175,793)	$107,728

Net income	$107,728	$166,254	$9,486	$(175,793)	$107,675
Total other comprehensive loss	(38,075)	—	(43,337)	43,337	(38,075)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(53)	—	(53)
Comprehensive income/(loss) attributable to CoreLogic	$69,653	$166,254	$(33,798)	$(132,456)	$69,653

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

	Condensed Statement of Operations
	For the Year Ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenue	$—	$1,244,136	$89,343	$—	$1,333,479
Intercompany revenue	—	—	1,955	(1,955)	—
Cost of services (exclusive of depreciation and amortization below)	—	636,707	34,732	(1,955)	669,484
Selling, general and administrative expenses	65,637	257,650	33,318	—	356,605
Depreciation and amortization	2,937	91,173	22,998	—	117,108
Impairment loss	—	19,880	—	—	19,880
Operating (loss)/income	(68,574)	238,726	250	—	170,402
Total interest (expense)/income, net	(50,222)	88	(2,339)	—	(52,473)
Gain on investments and other, net	3,492	1,504	—	—	4,996
(Benefit)/provision for income taxes	(44,908)	102,058	6,338	—	63,488
Equity in earnings of affiliates, net of tax	—	35,153	830	—	35,983
Equity in earnings of subsidiary, net of tax	182,689	—	—	(182,689)	—
Net income/(loss) from continuing operations	112,293	173,413	(7,597)	(182,689)	95,420
Income/(loss) from discontinued operations, net of tax	—	15,298	(2,911)	—	12,387
Loss from sale of discontinued operations, net of tax	—	3,841	—	—	3,841
Net income/(loss)	112,293	192,552	(10,508)	(182,689)	111,648
Less: Net loss attributable to noncontrolling interests	—	—	(645)	—	(645)
Net income/(loss) attributable to CoreLogic	$112,293	$192,552	$(9,863)	$(182,689)	$112,293

Net income/(loss)	$112,293	$192,552	$(10,508)	$(182,689)	$111,648
Total other comprehensive income	4,802	—	5,921	(5,921)	4,802
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(645)	—	(645)
Comprehensive income/(loss) attributable to CoreLogic	$117,095	$192,552	$(3,942)	$(188,610)	$117,095

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

	Condensed Statement of Cash Flows
	For the Year Ended December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash provided by operating activities - continuing operations	$9,433	$283,316	$42,844	$—	$335,593
Net cash used in operating activities - discontinued operations	—	(13,717)	—	—	(13,717)
Total cash provided by operating activities	$9,433	$269,599	$42,844	$—	$321,876
Cash flow from investing activities:
Purchases of property and equipment	$(1,964)	$(40,598)	$(9,463)	$—	$(52,025)
Purchases of capitalized data and other intangible assets	—	(30,077)	(5,052)	—	(35,129)
Cash paid for acquisitions, net of cash acquired	—	(665,753)	(29,118)	—	(694,871)
Cash received from sale of subsidiary, net	—	25,366	—	—	25,366
Proceeds from sale of property and equipment	—	13,937	—	—	13,937
Change in restricted cash	(700)	306	84	—	(310)
Net cash used in investing activities - continuing operations	(2,664)	(696,819)	(43,549)	—	(743,032)
Net cash provided by investing activities - continuing operations	—	—	1,536	—	1,536
Total cash used in by investing activities	$(2,664)	$(696,819)	$(42,013)	$—	$(741,496)
Cash flow from financing activities:
Proceeds from long-term debt	$690,017	$—	$—	$—	$690,017
Debt issuance costs	(14,042)	—	—	—	(14,042)
Repayments of long-term debt	(195,217)	(4,789)	—	—	(200,006)
Shares repurchased and retired	(91,475)	—	—	—	(91,475)
Proceeds from issuance of stock related to stock options and employee benefit plans	15,213	—	—	—	15,213
Minimum tax withholding paid on behalf of employees for restricted stock units	(15,980)	—	—	—	(15,980)
Tax benefit related to stock options	6,791	—	—	—	6,791
Intercompany loan payments	(610,239)	(179,187)	—	789,426	—
Intercompany loan proceeds	179,187	606,212	4,027	(789,426)	—
Net cash (used in)/provided by financing activities - continuing operations	(35,745)	422,236	4,027	—	390,518
Net cash provided by financing activities - discontinued operations	—	—	—	—	—
Total cash (used in)/provided by financing activities	$(35,745)	$422,236	$4,027	$—	$390,518
Effect of Exchange Rate on cash	—	—	(625)	—	(625)

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

Net decrease in cash and cash equivalents	$(28,976)	$(4,984)	$4,233	$—	$(29,727)
Cash and cash equivalents at beginning of period	104,310	—	30,109	—	134,419
Less: Change in cash and cash equivalents - discontinued operations	—	(13,717)	1,536	—	(12,181)
Plus: Cash swept (to)/from discontinued operations	(13,732)	—	1,536	—	(12,196)
Cash and cash equivalents at end of year	$61,602	$8,733	$34,342	$—	$104,677

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

	Condensed Statement of Cash Flows
	For the Year Ended December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	$(51,864)	$354,004	$26,080	$—	$328,220
Net cash provided by operating activities - discontinued operations	—	24,094	1,506	—	25,600
Total cash (used in)/provided by operating activities	$(51,864)	$378,098	$27,586	$—	$353,820
Cash flow from investing activities:
Purchases of property and equipment	$(8,870)	$(51,660)	$(8,215)	$—	$(68,745)
Purchases of capitalized data and other intangible assets	(348)	(23,171)	(14,322)	—	(37,841)
Cash paid for acquisitions, net of cash acquired	—	(92,591)	542	—	(92,049)
Cash received from sale of discontinued operations	—	2,263	—	—	2,263
Purchases of investments	—	(2,351)	—	—	(2,351)
Change in restricted cash	7,964	—	2,104	—	10,068
Net cash used in investing activities - continuing operations	(1,254)	(167,510)	(19,891)	—	(188,655)
Net cash provided by investing activities - discontinued operations	—	1,862	—	—	1,862
Total cash used in investing activities	$(1,254)	$(165,648)	$(19,891)	$—	$(186,793)
Cash flow from financing activities:
Proceeds from long-term debt	$50,000	$1,647	$—	$—	$51,647
Debt issuance costs	—	(10,436)	—	—	(10,436)
Repayments of long-term debt	(4,375)	(291)	—	—	(4,666)
Shares repurchased and retired	(241,161)	—	—	—	(241,161)
Proceeds from issuance of stock related to stock options and employee benefit plans	28,232	—	—	—	28,232
Minimum tax withholding paid on behalf of employees for restricted stock units	(8,665)	—	—	—	(8,665)
Tax benefit related to stock options	5,146	—	—	—	5,146
Intercompany loan payments	—	(180,885)	(10,262)	191,147	—
Intercompany loan proceeds	191,147	—	—	(191,147)	—
Net cash provided by/(used in) financing activities - continuing operations	20,324	(189,965)	(10,262)	—	(179,903)
Net cash provided by financing activities - discontinued operations	—	—	—	—	—
Total cash provided by/(used in) financing activities	$20,324	$(189,965)	$(10,262)	$—	$(179,903)
Effect of Exchange Rate on cash	—	—	(2,116)	—	(2,116)

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

Net (decrease)/increase in cash and cash equivalents	$(32,794)	$22,485	$(4,683)	$—	$(14,992)
Cash and cash equivalents at beginning of period	111,305	3,471	34,792	—	149,568
Less: Change in cash and cash equivalents - discontinued operations	—	25,956	1,506	—	27,462
Plus: Cash swept from discontinued operations	25,799	—	1,506	—	27,305
Cash and cash equivalents at end of year	$104,310	$—	$30,109	$—	$134,419

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

	Condensed Statement of Cash Flows
	For the Year Ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	$(60,340)	$380,064	$16,927	$—	$336,651
Net cash provided by operating activities - discontinued operations	—	26,494	—	—	26,494
Total cash (used in)/provided by operating activities	$(60,340)	$406,558	$16,927	$—	$363,145
Cash flow from investing activities:
Purchases of property and equipment	$(3,195)	$(36,897)	$(11,453)	$—	$(51,545)
Purchases of capitalized data and other intangible assets	—	(28,792)	(3,397)	—	(32,189)
Cash paid for acquisitions, net of cash acquired	—	(78,354)	—	—	(78,354)
Cash received from sale of subsidiary, net	—	10,000	—	—	10,000
Proceeds from sale of property and equipment	—	1,863	—	—	1,863
Proceeds from sale of investments	—	8,000	—	—	8,000
Change in restricted cash	(1)	(184)	271	—	86
Net cash used in investing activities - continuing operations	(3,196)	(124,364)	(14,579)	—	(142,139)
Net cash used in investing activities - discontinued operations	—	(5,203)	—	—	(5,203)
Total cash used in investing activities	$(3,196)	$(129,567)	$(14,579)	$—	$(147,342)
Cash flow from financing activities:
Proceeds from long-term debt	$50,000	$—	$—	$—	$50,000
Repayments of long-term debt	(103,368)	(11,020)	(52,327)	—	(166,715)
Shares repurchased and retired	(226,629)	—	—	—	(226,629)
Proceeds from issuance of stock related to stock options and employee benefit plans	13,497	—	—	—	13,497
Minimum tax withholding paid on behalf of employees for restricted stock units	(3,466)	—	—	—	(3,466)
Distribution to noncontrolling interests	—	—	(10)	—	(10)
Tax benefit related to stock options	935	—	—	—	935
Intercompany loan payments	(66,765)	(278,231)	—	344,996	—
Intercompany loan proceeds	278,231	—	66,765	(344,996)	—
Net cash (used in)/provided by financing activities - continuing operations	(57,565)	(289,251)	14,428	—	(332,388)
Net cash used in financing activities - discontinued operations	—	(79)	—	—	(79)
Total cash (used in)/provided by financing activities	$(57,565)	$(289,330)	$14,428	$—	$(332,467)

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

Effect of Exchange Rate on cash	—	—	(153)	—	(153)
Net (decrease)/increase in cash and cash equivalents	$(121,101)	$(12,339)	$16,623	$—	$(116,817)
Cash and cash equivalents at beginning of period	229,871	10,076	18,169	—	258,116
Less: Change in cash and cash equivalents - discontinued operations	—	21,212	—	—	21,212
Plus: Cash swept from discontinued operations	2,535	26,946	—	—	29,481
Cash and cash equivalents at end of year	$111,305	$3,471	$34,792	$—	$149,568

Note 21 - Unaudited Quarterly Financial Data

The following table sets forth certain unaudited consolidated quarterly financial data for years ended 2014 and 2013:

	For the Quarters Ended
(in thousands, except per share amounts)	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Operating revenue	$326,104	$365,970	$367,454	$345,512
Operating income	$14,825	$41,020	$77,755	$36,158
Equity in earnings of affiliates, net of tax	$2,382	$3,875	$4,032	$3,831
Amounts attributable to CoreLogic:
(Loss)/income from continuing operations, net of tax	$(3,179)	$26,740	$49,719	$16,461
Income/(loss) from discontinued operations, net of tax	387	(10,752)	(4,856)	(1,432)
Income/(loss) from sale of discontinued operations, net of tax	—	—	476	(364)
Net (loss)/income attributable to CoreLogic stockholders	$(2,792)	$15,988	$45,339	$14,665
Basic income/(loss) per share:
(Loss)/income from continuing operations, net of tax	$(0.03)	$0.29	$0.55	$0.18
Income/(loss) from discontinued operations, net of tax	—	(0.12)	(0.05)	(0.02)
Income/(loss) from sale of discontinued operations, net of tax	—	—	0.01	—
Net income	$(0.03)	$0.17	$0.51	$0.16
Diluted income/(loss) per share:
(Loss)/income from continuing operations, net of tax	$(0.03)	$0.29	$0.54	$0.18
Income/(loss) from discontinued operations, net of tax	—	(0.12)	(0.05)	(0.02)
Income/(loss) from sale of discontinued operations, net of tax	—	—	0.01	—
Net income	$(0.03)	$0.17	$0.50	$0.16
Weighted-average common shares outstanding:
Basic	91,433	91,750	90,518	89,597
Diluted	91,433	93,062	91,987	91,245

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

	For the Quarters Ended
(in thousands, except per share amounts)	3/31/2013	6/30/2013	9/30/2013	12/31/2013
Operating revenue	$350,861	$368,437	$356,581	$328,522
Operating income/(loss)	$47,065	$52,980	$61,361	$(19,264)
Equity in earnings of affiliates, net of tax	$8,788	$9,347	$5,716	$3,510
Amounts attributable to CoreLogic:
Income/(loss) from continuing operations, net of tax	$30,907	$35,352	$43,382	$(9,328)
Income/(loss) from discontinued operations, net of tax	4,405	8,198	5,332	(3,512)
Loss on sale of discontinued operations, net of tax	(1,744)	—	(5,052)	(212)
Net income	$33,568	$43,550	$43,662	$(13,052)
Basic income/(loss) per share:
Income/(loss) from continuing operations, net of tax	$0.32	$0.37	$0.46	$(0.10)
Income/(loss) from discontinued operations, net of tax	0.05	0.09	0.06	(0.04)
Loss on sale of discontinued operations, net of tax	(0.02)	—	(0.05)	—
Net income	$0.35	$0.46	$0.47	$(0.14)
Diluted income/(loss) per share:
Income/(loss) from continuing operations, net of tax	$0.31	$0.36	$0.45	$(0.10)
Income/(loss) from discontinued operations, net of tax	0.04	0.08	0.06	(0.04)
Loss on sale of discontinued operations, net of tax	(0.02)	—	(0.05)	—
Net income	$0.33	$0.44	$0.46	$(0.14)
Weighted-average common shares outstanding:
Basic	97,113	95,516	94,773	92,946
Diluted	99,056	97,180	96,793	92,946

CORELOGIC AND SUBSIDIARY COMPANIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
December 31, 2014, 2013 and 2012

(in thousands)	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
For the Year Ended December 31, 2014
Allowance for doubtful accounts	$13,045	$3,228	$—		$(5,447)	(1)	$10,826
Claim losses	$26,128	$11,138	$—		$(12,395)	(2)	$24,871
Tax valuation allowance	$24,173	$(5,506)	$3,244	(3)	$—		$21,911
For the Year Ended December 31, 2013
Allowance for doubtful accounts	$19,511	$5,782	$—		$(12,248)	(1)	$13,045
Claim losses	$26,106	$13,998	$—		$(13,976)	(2)	$26,128
Tax valuation allowance	$30,955	$(5,295)	$(1,487)	(3)	$—		$24,173
For the Year Ended December 31, 2012
Allowance for doubtful accounts	$15,634	$11,109	$—		$(7,232)	(1)	$19,511
Claim losses	$22,819	$19,216	$—		$(15,929)	(2)	$26,106
Tax valuation allowance	$29,389	$13,134	$(11,568)	(3)	$—		$30,955

(1)	Amount represents accounts written off, net of recoveries.

(2)	Amount represents claim payments, net of recoveries.

(3)	Amount represents adjustments for acquired net operating loss and credit carryforwards.

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

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on that assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2014.

We excluded MSB/DataQuick from our assessment of internal control over financial reporting as of December 31, 2014 as it was acquired during 2014. The total assets and total revenues of MSB/DataQuick, a wholly-owned subsidiary, represent 16.0% and 4.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s financial statements provided in Item 8, above, has issued a report on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2014.

(c) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 24, 2015, the Compensation Committee approved an increase in the annual base salary for Barry M. Sando, the Company’s Senior Executive Vice President and Group Executive, Technology and Processing Solutions, from $500,000 to $550,000, and an increase in the annual base salary for Stergios Theologides, the Company’s Senior Vice President, General Counsel and Secretary, from $350,000 to $425,000.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as provided below, the information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

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

Item 11. Executive Compensation

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. The following consolidated financial statements of CoreLogic, Inc. are included in Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statement of Comprehensive/(Loss) Income for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

Notes to the Consolidated Financial Statements for the Years Ended December 31, 2014, 2013 and 2012

2. Financial Statement Schedule.

The financial statements of RELS LLC required by Rule 3-09 of Regulation S-X are provided as Exhibit 99.1 to this Annual Report on Form 10-K.

3. Exhibits – See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Anand Nallathambi
Anand Nallathambi
President and Chief Executive Officer
(Principal Executive Officer)
Date:	February 26, 2015

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

Signature	Title	Date

/s/ Anand Nallathambi	President and Chief Executive Officer	February 26, 2015
Anand Nallathambi	(Principal Executive Officer)

/s/ Frank D. Martell	Chief Operating and Financial Officer	February 26, 2015
Frank D. Martell	(Principal Financial Officer)

/s/ James L. Balas	Senior Vice President and Corporate Controller	February 26, 2015
James L. Balas	(Principal Accounting Officer)

/s/ Paul F. Folino	Chairman of the Board, Director	February 26, 2015
Paul F. Folino

/s/ J. David Chatham	Director	February 26, 2015
J. David Chatham

/s/ Douglas C. Curling	Director	February 26, 2015
Douglas C. Curling

/s/ John C. Dorman	Director	February 26, 2015
John C. Dorman

/s/ Thomas C. O’Brien	Director	February 26, 2015
Thomas C. O’Brien

/s/ Jaynie Miller Studenmund	Director	February 26, 2015
Jaynie Miller Studenmund

/s/ David F. Walker	Director	February 26, 2015
David F. Walker

/s/ Mary Lee Widener	Director	February 26, 2015
Mary Lee Widener

EXHIBIT INDEX

Exhibit No.	Description

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

4.7
Supplemental Indenture, dated November 13, 2013, among CoreLogic, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (Incorporated by reference herein from Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on November 15, 2013).

4.8
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

10.4
Employment Agreement, dated May 3, 2011, between CoreLogic, Inc. and Anand K. Nallathambi (Incorporated by reference herein from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011 as filed with the SEC on May 6, 2011).*

10.5
Employment Agreement, dated May 3, 2011, between CoreLogic, Inc. and Barry M. Sando (Incorporated by reference herein to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2011 as filed with the SEC on August 8, 2011).*

10.6
Amendment to Employment Agreement between the Company and Barry Sando effective as of June 16, 2014 (Incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014 as filed with the SEC on July 25, 2014).*

10.7	Amendment to Employment Agreement between the Company and Barry Sando effective as of October 6, 2014.*•

10.8
Form of Employment Agreement (Incorporated by reference herein from Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011 as filed with the SEC on May 6, 2011).*

10.9
Employment Agreement, dated August 29, 2011, between CoreLogic, Inc. and Frank Martell (Incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011 as filed with the SEC on November 4, 2011).*

10.10
Amendment to Employment Agreement between the Company and Frank Martell effective as of June 16, 2014 (Incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014 as filed with the SEC on July 25, 2014).*

10.11
Employment Agreement, dated May 4, 2011, between CoreLogic, Inc. and Stergios Theologides (Incorporated by reference herein from Exhibit 10.86 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 as filed with the SEC on April 30, 2012).*

10.12	Form of Change in Control Agreement (Incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on June 14, 2010).*

10.13
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

10.15
Amendment No. 1 to the Company's Executive Supplemental Benefit Plan, effective as of December 31, 2010 (Incorporated by reference herein from Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on November 24, 2010).*

10.16
Amendment No. 2 to the Company's Executive Supplemental Benefit Plan, dated as of January 27, 2011 (Incorporated by reference herein from Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.17
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

10.19
Amendment No. 2 to the Company's Management Supplemental Benefit Plan, dated as of January 27, 2011 (Incorporated by reference herein from Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.20
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

10.22
Amendment No. 2 to the Company's Deferred Compensation Plan, effective as of January 1, 2011 (Incorporated by reference herein from Exhibit 10.27 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 as filed with the SEC on March 31, 2011).*

10.23
Amendment No. 3 to the Company's Deferred Compensation Plan, effective as of September 29, 2011 (Incorporated by reference herein to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC on February 29, 2012).*

10.24
Amendment No. 4 to the Company's Deferred Compensation Plan, effective as of September 29, 2011 (Incorporated by reference herein to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC on February 29, 2012).*

10.25	Amendment No. 5 to the Company's Deferred Compensation Plan, effective as of January 1, 2012.*•

10.26	Amendment No. 6 to the Company's Deferred Compensation Plan, effective as of January 1, 2013.*•

10.27	1997 Directors’ Stock Plan (Incorporated by reference herein from Exhibit 4.1 of Registration Statement No. 333-41993 on Form S-8, dated December 11, 1997).*

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

10.40	CoreLogic, Inc.'s Amended and Restated 2011 Performance Incentive Plan (Incorporated by reference herein to Exhibit 10.1 to the Company's Form 8-K as filed with the SEC on August 4, 2014).*

10.41	Form of Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement (Employee), approved January 28, 2015.*•

10.42	Form of Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement (NEO), approved January 28, 2015.*•

10.43	Form of Notice of Performance-Based Restricted Stock Unit Grant and Form of Performance-Based Restricted Stock Unit Award Agreement, approved January 28, 2015.*•

10.44
Form of Notice of Nonqualified Stock Option Grant and Nonqualified Stock Option Grant Agreement (Employee) (Incorporated by reference herein from Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 14, 2011).*

10.45
Form of Notice of Option Grant and Option Award Agreement (Employee) (Incorporated by reference herein to Exhibit 10.5 to the Company's Current Report on Form 8-K as filed with the SEC on May 25, 2011).*

10.46	Form of Performance Unit Grant and Form of Performance Unit Award Agreement, approved January 28, 2015.*•

10.47	Form of Indemnification Agreement (Directors and Officers) (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on May 25, 2011).*

10.48
Credit Agreement, dated as of September 18, 2013, among CoreLogic, Inc., CoreLogic Australia Pty Limited, the guarantors named therein, the lenders party from time to time thereto and Bank of America, N.A., as administrative agent (Incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013 as filed with the SEC on October 25, 2013).

10.49
Reseller Services Agreement, dated as of November 30, 1997 (Incorporated by reference herein from Exhibit (10)(g) to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998 as filed with the SEC on May 15, 1998).

10.50
Amendment to Reseller Services Agreement for Resales to Consumers, dated as of November 30, 1997 (Incorporated by reference herein from Exhibit (10)(h) to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998 as filed with the SEC on May 15, 1998).

10.51
Agreement for Service, dated October 7, 1998, between CoreLogic CREDCO (formerly First American CREDCO) and Equifax Credit Information Services, Inc. (Incorporated by reference herein from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011 as filed with the SEC on May 6, 2011).

10.52
Addendum to Agreement for Service, dated May 31, 2000, between CoreLogic CREDCO (formerly First American CREDCO) and Equifax Credit Information Services, Inc. (Incorporated by reference herein from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011 as filed with the SEC on May 6, 2011).

10.53
Reseller Service Agreement, dated April 26, 2011, between CoreLogic, Inc. and Trans Union LLC (Incorporated by reference herein from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011 as filed with the SEC on May 6, 2011).

10.54
Master Professional Services Agreement, dated August 17, 2011, between CoreLogic Real Estate Solutions, LLC and Cognizant Technology Solutions U.S. Corporation (Incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A for the period ended September 30, 2011 as filed with the SEC on March 23, 2012).±

10.55
Amendment No. 2 to Supplement A, effective as of March 1, 2012, by and between CoreLogic Solutions, LLC and Cognizant Technology Solutions U.S. Corporation, to the Master Professional Services Agreement between CoreLogic Real Estate Solutions, LLC and Cognizant Technology Solutions U.S. Corporation (Incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013 as filed with the SEC on October 25, 2013). ±

10.56
Amendment No. 3 to Supplement A, effective as of September 1, 2013, by and between CoreLogic Solutions, LLC and Cognizant Technology Solutions U.S. Corporation, to the Master Professional Services Agreement between CoreLogic Real Estate Solutions, LLC and Cognizant Technology Solutions U.S. Corporation (Incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014 as filed with the SEC on July 25, 2014).±

10.57
Master Services Agreement by and between the Company and Dell Marketing, L.P., dated as of July 19, 2012 (Incorporated by reference herein from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012 as filed with the SEC on October 26, 2012).±

10.58
Amendment No. 1 dated October 23, 2012 to the Master Services Agreement by and between CoreLogic Solutions, LLC and Dell Marketing, L.P. (Incorporated by reference herein from Exhibit 10.85 to the Company's Annual Report on Form 10-K for the period ended December 31, 2013 as filed with the SEC on February 25, 2013).

10.59
Amendment No. 2 dated October 26, 2012 to the Master Services Agreement and Supplement A between CoreLogic Solutions, LLC and Dell Marketing L.P. (Incorporated by reference herein from Exhibit 10.85 to the Company's Annual Report on Form 10-K for the period ended December 31, 2013 as filed with the SEC on February 25, 2013). ±

21.1	Subsidiaries of the registrant.•

23.1	Consent of Independent Registered Public Accounting Firm.•

23.2	Consent of Independent Registered Public Accounting Firm.•

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Act of 1934, as amended.•

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.•

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.•

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.•

99.1	Audited Financial Statements of RELS LLC.•

101
The following financial information from CoreLogic, Inc.'s Annual Report on From 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL) and furnished electronically herewith: (I) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss)/Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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