Form 10-Q
period 2015-03-31
CORELOGIC, INC.
filed 2015-04-24
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

On April 20, 2015 there were 90,211,566 shares of common stock outstanding.

CoreLogic, Inc.
INFORMATION INCLUDED IN REPORT

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.
CoreLogic, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except par value)	March 31,	December 31,
Assets	2015	2014
Current assets:
Cash and cash equivalents	$89,706	$104,677
Marketable securities	21,950	22,264
Accounts receivable (less allowance for doubtful accounts of $10,153 and $10,826 as of March 31, 2015 and December 31, 2014, respectively)	226,495	214,344
Prepaid expenses and other current assets	55,037	51,375
Income tax receivable	13,328	13,357
Deferred income tax assets, current	90,341	90,341
Assets of discontinued operations	4,723	4,267
Total current assets	501,580	500,625
Property and equipment, net	359,275	368,614
Goodwill, net	1,769,199	1,780,758
Other intangible assets, net	266,131	278,270
Capitalized data and database costs, net	329,227	333,265
Investment in affiliates, net	101,715	103,598
Restricted cash	12,214	12,360
Other assets	134,634	138,872
Total assets	$3,473,975	$3,516,362
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$178,921	$170,418
Accrued salaries and benefits	69,817	99,786
Deferred revenue, current	254,322	255,330
Current portion of long-term debt	16,194	11,352
Liabilities of discontinued operations	12,805	13,704
Total current liabilities	532,059	550,590
Long-term debt, net of current	1,278,881	1,319,211
Deferred revenue, net of current	394,580	389,308
Deferred income tax liabilities, long term	64,426	63,979
Other liabilities	159,059	161,084
Total liabilities	2,429,005	2,484,172

Redeemable noncontrolling interests	16,783	18,023

Equity:
CoreLogic stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 90,194 and 89,343 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital	613,152	605,511
Retained earnings	523,068	492,441
Accumulated other comprehensive loss	(108,034)	(83,786)
Total equity	1,028,187	1,014,167
Total liabilities and equity	$3,473,975	$3,516,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands, except per share amounts)	2015	2014
Operating revenues	$364,772	$326,104
Cost of services (excluding depreciation and amortization shown below)	185,543	187,660
Selling, general and administrative expenses	93,986	93,963
Depreciation and amortization	35,920	29,506
Impairment loss	58	148
Total operating expenses	315,507	311,277
Operating income	49,265	14,827
Interest expense:
Interest income	1,458	1,171
Interest expense	13,835	16,828
Total interest expense, net	(12,377)	(15,657)
Gain/(loss) on investments and other, net	309	(4,351)
Income/(loss) from continuing operations before equity in earnings of affiliates and income taxes	37,197	(5,181)
Provision for income taxes	11,465	114
Income/(loss) from continuing operations before equity in earnings of affiliates	25,732	(5,295)
Equity in earnings of affiliates, net of tax	3,766	2,382
Net income/(loss) from continuing operations	29,498	(2,913)
(Loss)/income from discontinued operations, net of tax	(111)	385
Net income/(loss)	29,387	(2,528)
Less: Net income attributable to noncontrolling interests	208	264
Net income/(loss) attributable to CoreLogic	$29,179	$(2,792)
Amounts attributable to CoreLogic stockholders:
Net income/(loss) from continuing operations	$29,290	$(3,177)
(Loss)/income from discontinued operations, net of tax	(111)	385
Net income/(loss) attributable to CoreLogic	$29,179	$(2,792)
Basic income per share:
Net income/(loss) from continuing operations	$0.33	$(0.03)
(Loss)/income from discontinued operations, net of tax	—	—
Net income/(loss) attributable to CoreLogic	$0.33	$(0.03)
Diluted income per share:
Net income/(loss) from continuing operations	$0.32	$(0.03)
(Loss)/income from discontinued operations, net of tax	—	—
Net income/(loss) attributable to CoreLogic	$0.32	$(0.03)
Weighted-average common shares outstanding:
Basic	89,751	91,433
Diluted	91,117	91,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands)	2015	2014
Net income/(loss)	$29,387	$(2,528)
Other comprehensive (loss)/income:
Market value adjustments to marketable securities, net of tax	(194)	70
Market value adjustments on interest rate swap, net of tax	(2,180)	(73)
Reclassification adjustment for loss on terminated interest rate swap included in net income	—	2,555
Foreign currency translation adjustments	(21,776)	10,502
Supplemental benefit plans adjustments, net of tax	(98)	(65)
Total other comprehensive (loss)/income	(24,248)	12,989
Comprehensive income	5,139	10,461
Less: Comprehensive income attributable to the noncontrolling interests	208	264
Comprehensive income attributable to CoreLogic	$4,931	$10,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income/(loss)	$29,387	$(2,528)
Less: (Loss)/income from discontinued operations, net of tax	(111)	385
Net income/(loss) from continuing operations	29,498	(2,913)
Adjustments to reconcile net income/(loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	35,920	29,506
Impairment loss	58	148
Provision for bad debt and claim losses	2,612	3,688
Share-based compensation	8,732	8,011
Excess tax benefit related to stock options	(4,575)	(5,942)
Equity in earnings of affiliates, net of taxes	(3,766)	(2,382)
Loss on early extinguishment of debt	—	593
Deferred income tax	1,978	44
(Gain)/loss on investments and other, net	(309)	4,351
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,070)	11,768
Prepaid expenses and other current assets	(3,662)	2,863
Accounts payable and accrued expenses	(19,570)	(32,264)
Deferred revenue	4,264	(8,554)
Income taxes	(2,359)	(7,856)
Dividends received from investments in affiliates	8,420	4,258
Other assets and other liabilities	(3,927)	6,525
Net cash provided by operating activities - continuing operations	41,244	11,844
Net cash (used in)/provided by operating activities - discontinued operations	(1,010)	4,809
Total cash provided by operating activities	$40,234	$16,653
Cash flows from investing activities:
Purchases of property and equipment	$(11,397)	$(13,427)
Purchases of capitalized data and other intangible assets	(11,244)	(7,185)
Cash paid for acquisitions, net of cash acquired	—	(665,758)
Purchases of investments	(388)	—
Change in restricted cash	146	(580)
Net cash used in investing activities - continuing operations	(22,883)	(686,950)
Net cash used in investing activities - discontinued operations	—	(6)
Total cash used in investing activities	$(22,883)	$(686,956)
Cash flows from financing activities:
Proceeds from long-term debt	$135	$689,641
Debt issuance costs	—	(14,042)
Repayment of long-term debt	(35,551)	(5,154)
Proceeds from issuance of stock related to stock options and employee benefit plans	10,701	2,730
Minimum tax withholding paid on behalf of employees for restricted stock units	(11,792)	(14,314)
Shares repurchased and retired	—	(6,850)
Excess tax benefit related to stock options	4,575	5,942
Net cash (used in)/provided by financing activities - continuing operations	(31,932)	657,953
Net cash provided by financing activities - discontinued operations	—	—
Total cash (used in)/provided by financing activities	$(31,932)	$657,953
Effect of exchange rate on cash	67	482
Net decrease in cash and cash equivalents	(14,514)	(11,868)
Cash and cash equivalents at beginning of period	104,677	134,419
Less: Change in cash and cash equivalents - discontinued operations	(1,010)	4,803
Plus: Cash swept (to)/from discontinued operations	(1,467)	4,477
Cash and cash equivalents at end of period	$89,706	$122,225

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,834	$6,845
Cash paid for income taxes	$8,947	$1,103
Cash refunds from income taxes	$2,147	$—
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$3,402	$1,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Equity
(Unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2014	89,343	$1	$605,511	$492,441	$(83,786)	$1,014,167
Net income	—	—	—	29,179	—	29,179
Shares issued in connection with share-based compensation	851	—	10,701	—	—	10,701
Tax withholdings related to net share settlements of restricted stock units	—	—	(11,792)	—	—	(11,792)
Share-based compensation	—	—	8,732	—	—	8,732
Adjustment to redeemable noncontrolling interest to redemption value	—	—	—	1,448	—	1,448
Other comprehensive loss	—	—	—	—	(24,248)	(24,248)
Balance as of March 31, 2015	90,194	$1	$613,152	$523,068	$(108,034)	$1,028,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 – Basis of Condensed Consolidated Financial Statements

CoreLogic, Inc., together with its subsidiaries (collectively "we", "us" or "our"), is a leading global property information, analytics and data-enabled services provider operating in North America, Western Europe and Asia Pacific. Our combined data from public, contributory and proprietary sources provides detailed coverage of property, mortgages and other encumbrances, property risk and replacement cost, consumer credit, tenancy, location, hazard risk and related performance information. The markets we serve include real estate and mortgage finance, insurance, capital markets and the public sector. We deliver value to clients through unique data, analytics, workflow technology, advisory and managed services. Clients rely on us to help identify and manage growth opportunities, improve performance and mitigate risk. We are also a party to several joint ventures both domestically and abroad.

Our condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the U. S. (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The 2014 year-end condensed consolidated balance sheet was derived from the Company's audited financial statements for the year ended December 31, 2014. Interim financial information does not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Out-of-Period Adjustment

During the first quarter of 2015, we identified an error which overstated our interest expense by $5.2 million ($3.1 million, net of tax), reflected within continuing operations, for the year ended December 31, 2014. We recorded an out-of-period adjustment to correct the error in the quarter ended March 31, 2015, which increased basic and diluted net income per share by $0.03. We assessed the materiality of this error in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108, and concluded the error was not material to the results of operations or financial condition for the prior annual or interim periods, and the correction is not expected to be material to the full year results for fiscal year 2015.

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

The following table shows the components of accumulated other comprehensive loss, net of taxes as of March 31, 2015 and December 31, 2014:

	2015	2014
Cumulative foreign currency translation	$(99,236)	$(77,460)
Cumulative supplemental benefit plans	(4,364)	(4,266)
Net unrecognized losses on interest rate swap	(4,515)	(2,335)
Net unrealized gains on marketable securities	81	275
Accumulated other comprehensive loss	$(108,034)	$(83,786)

Marketable Securities

Debt securities are carried at fair value and consist primarily of investments in obligations of various corporations and mortgage-backed securities. Equity securities are carried at fair value and consist primarily of investments in marketable common and preferred stock. We classify our publicly traded debt and equity securities as available-for-sale and carry them at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive income/(loss). As of March 31, 2015 and December 31, 2014, our marketable securities consist primarily of investments in preferred stock of $22.0 million and $22.3 million, respectively. There were no gains or losses recognized on sales of marketable securities for the three months ended March 31, 2015 and 2014.

Tax Escrow Disbursement Arrangements

We administer tax escrow disbursements as a service to our clients in connection with our tax services business. These deposits are maintained in segregated accounts for the benefit of our clients. Tax escrow deposits totaled $4.6 billion as of March 31, 2015 and $265.6 million as of December 31, 2014. Because these deposits are held on behalf of our clients, they are not our funds and, therefore, are not included in the accompanying condensed consolidated balance sheets.

These deposits generally remain in the accounts for a period of two to five business days and we invest the funds in a highly-rated, liquid investment, such as bank deposit products or AAA-rated money market funds. We earn interest income from these investments and bear the risk of any losses. However, we have not historically incurred any investment losses and do not anticipate incurring any future investment losses. As a result, we do not maintain any reserves for losses in value of these investments.

Under our contracts with our clients, if we make a payment in error or fail to pay a taxing authority when a payment is due, we could be held liable to our clients for all or part of the financial loss they suffer as a result of our act or omission. We maintained claim reserves relating to incorrect disposition of assets of $20.2 million as of March 31, 2015 and December 31, 2014.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance, which requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related liability, rather than as a deferred charge. The updated guidance is effective retroactively for financial statements covering fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted but we do not anticipate electing early adoption. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In February 2015, the FASB issued guidance, which modifies the analysis regarding the evaluation of certain types of entities to be consolidated. Specifically, it (1) modifies the assessment of whether limited partnerships are variable interest entities (VIEs), (2) eliminates the presumption that a limited partnership should be consolidated by its general partner, (3) removes certain conditions for the evaluation of whether a fee paid to a decision maker constitutes a variable interest, and (4) modifies the evaluation concerning the impact of related parties in the determination of the primary beneficiary of a VIE. The updated guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2015, the FASB issued guidance, which completely eliminates all references to and guidance concerning the concept of an extraordinary item from GAAP. The updated guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued updated guidance related to determining whether substantial doubt exists about an entity's ability to continue as a going concern. The amendment provides guidance for determining whether conditions or events give rise to substantial doubt that an entity has the ability to continue as a going concern within one year following issuance of the financial statements, and requires specific disclosures regarding the conditions or events leading to substantial doubt. The updated guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Note 2 – Investment in Affiliates, Net

Investments in affiliates are accounted for under the equity method of accounting as we are deemed to have significant influence over the affiliate but do not control or have a majority voting interest in the affiliate. Investments are carried at the cost of acquisition, including subsequent capital contributions and loans from us, plus our equity in undistributed earnings or losses since inception of the investment. We recorded equity in earnings of affiliates, net of tax of $3.8 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015 and 2014 we recorded $4.3 million and $4.0 million, respectively, of operating revenues and $3.4 million and $3.0 million, respectively, of operating expenses related to our investment in affiliates.

One of our subsidiaries owns a 50.1% interest in RELS LLC ("RELS"), a provider of appraisals and appraisal management services used in connection with mortgage loan originations. This investment in affiliate contributed 81.3% and 84.7% of our total equity in earnings of affiliates, net of tax, for the three months ended March 31, 2015 and 2014, respectively. The following summarized financial information for this investment (assuming 100% ownership interest), is as follows:

	For the Three Months Ended
	March 31,
(in thousands)	2015	2014
Statements of income
Total revenues	$58,446	$47,523
Expenses and other	48,262	40,808
Net income attributable to RELS LLC	$10,184	$6,715
CoreLogic equity in earnings of affiliate, pre-tax	$5,102	$3,364

See Note 9 - Fair Value of Financial Instruments for further discussion on investment in affiliates, net, measured at fair value on a nonrecurring basis.

Note 3 - Property and Equipment, Net

Property and equipment, net as of March 31, 2015 and December 31, 2014 consists of the following:

(in thousands)	2015	2014
Land	$4,000	$4,000
Buildings	230	230
Furniture and equipment	91,323	91,397
Capitalized software	706,601	701,482
Leasehold improvements	29,927	30,001
	832,081	827,110
Less accumulated depreciation	(472,806)	(458,496)
Property and equipment, net	$359,275	$368,614

Depreciation expense for property and equipment was approximately $17.9 million and $13.8 million for the three months ended March 31, 2015 and 2014, respectively. See Note 9 - Fair Value of Financial Instruments for further discussion on property and equipment, net measured at fair value on a nonrecurring basis.

Note 4 – Goodwill, Net

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by operating segment and reporting unit, for the three months ended March 31, 2015, is as follows:

(in thousands)	D&A	TPS	Consolidated
Balance as of January 1, 2015
Goodwill	$957,929	$876,470	$1,834,399
Accumulated impairment losses	(600)	(53,041)	(53,641)
Goodwill, net	957,329	823,429	1,780,758
Translation adjustments	(11,324)	(235)	(11,559)
Other	(100)	100	—
Balance as of March 31, 2015
Goodwill, net	$945,905	$823,294	$1,769,199

Note 5 – Other Intangible Assets, Net

Other intangible assets consist of the following:

	March 31, 2015			December 31, 2014
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Client lists	$390,839	$(198,521)	$192,318	$394,070	$(192,612)	$201,458
Non-compete agreements	9,316	(7,504)	1,812	9,332	(7,351)	1,981
Trade names and licenses	92,767	(20,766)	72,001	93,497	(18,666)	74,831
	$492,922	$(226,791)	$266,131	$496,899	$(218,629)	$278,270

Amortization expense for other intangible assets was $9.8 million and $7.6 million for the three months ended March 31, 2015 and 2014, respectively.

Estimated amortization expense for other intangible assets for the next five years is as follows:

(in thousands)
Remainder of 2015	$29,930
2016	33,662
2017	31,715
2018	30,911
2019	27,673
Thereafter	112,240
$266,131

Note 6 – Long-Term Debt

Our long-term debt consists of the following:

	March 31,	December 31,
(in thousands)	2015	2014
Acquisition-related note:
Non-interest bearing acquisition note, $5.0 million installment due March 2016	$4,695	$4,623
Notes:
7.25% senior notes due June 2021	393,000	393,000

7.55% senior debentures due April 2028	59,645	59,645
Bank debt:
Revolving line of credit borrowings due March 2019, weighted-average interest rate of 2.85% and 2.41% at March 31, 2015 and December 31, 2014, respectively	60,000	85,000
Term loan facility borrowings due March 2019, weighted-average interest rate of 2.77% and 2.41% at March 31, 2015 and December 31, 2014, respectively	775,625	786,250
Other debt:
Various interest rates with maturities through 2018	2,110	2,045
Total long-term debt	1,295,075	1,330,563
Less current portion of long-term debt	16,194	11,352
Long-term debt, net of current portion	$1,278,881	$1,319,211

As of March 31, 2015 and December 31, 2014, we have recorded $11.7 million and $9.2 million, respectively, of accrued interest expense on our debt-related instruments.

Senior Notes

On May 20, 2011, we issued $400.0 million aggregate principal amount of 7.25% senior notes due 2021 (the "Notes"). The Notes are guaranteed on a senior unsecured basis by each of our existing and future direct and indirect subsidiaries that guarantee our Credit Agreement (defined below). Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is 100% owned and the guarantees of the Notes are joint and several and full and unconditional. The combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the combined consolidating adjustments and eliminations and the consolidated accounts for CoreLogic, Inc. (the "Parent") for the dates and periods indicated are included in Note 16 - Guarantor Subsidiaries. The guarantees are subject to release under certain customary circumstances. The indenture governing the Notes provides that the guarantees may be automatically and unconditionally released only upon the following circumstances: 1) the guarantor is sold or sells all of its assets in compliance with the terms of the indenture; 2) the guarantor is released from its guarantee obligations under the Credit

Agreement; 3) the guarantor is properly designated as an “unrestricted subsidiary;” or 4) the requirements for legal or covenant defeasance or satisfaction and discharge have been satisfied. The maximum potential amounts that could be required to be paid under the guarantees are essentially equal to the outstanding principal and interest under the Notes. There are no significant restrictions on the ability of the Parent or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan. The Notes bear interest at 7.25% per annum and mature on June 1, 2021. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2011. As of March 31, 2015, we were in compliance with all of our covenants under the indenture.

Credit Agreement

On March 25, 2014, we entered into a senior secured credit facility (the "Credit Agreement") with Bank of America, N.A. as administrative agent and other financial institutions, which replaced our previous senior secured credit facility that was entered into on May 23, 2011 (the "Terminated Credit Agreement"). The Credit Agreement provides for an $850.0 million five-year term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility"). The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $500.0 million in the aggregate. For the three months ended March 31, 2015, we prepaid $10.6 million of outstanding indebtedness under the Term Facility. This prepayment was applied to the most current portion of the term loan amortization schedule. As of March 31, 2015, we were in compliance with all of our covenants under the Credit Agreement.

7.55% Senior Debentures

In April 1998, we issued $100.0 million in aggregate principal amount of 7.55% senior debentures due 2028. In April 2010, in anticipation of the Separation, we commenced a cash tender offer for these debentures and also solicited consent from the holders thereof to expressly affirm that the Separation would not conflict with the terms of the debentures. See Note 11 - Litigation and Regulatory Contingencies for further discussion on the Separation. In April 2010, we announced that valid consents were tendered representing over 50.0% of the outstanding debentures. Accordingly, we received the requisite approvals from debenture holders and amended the related indentures. The indentures governing these debentures, as amended, contain limited restrictions on the Company.

Acquisition-Related Notes

In March 2011, we entered into a settlement services joint venture with Speedy Title & Appraisal Review Services LLC ("STARS"). Our initial investment in STARS was $20.0 million and we also issued a note payable for an additional $15.0 million of consideration, which is non-interest bearing and due in three equal installments. As of March 31, 2015, the discounted balance outstanding under the note was $4.7 million.

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

We entered into the Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges resulted in a liability of $7.3 million and $3.8 million at March 31, 2015 and December 31, 2014, respectively, which is included in the accompanying consolidated balance sheets as a component of other liabilities.

Unrealized gains of $2.2 million (net of $1.4 million in deferred taxes) and unrealized losses of less than $0.1 million were recognized in other comprehensive (loss)/income related to the Swaps for the three months ended March 31, 2015 and 2014, respectively.

Note 7 – Income Taxes

The effective income tax rate, provision or benefit, for income taxes as a percentage of income from continuing operations before equity in earnings of affiliates and income taxes was 30.8% and 2.2% for the three months ended March 31, 2015 and 2014, respectively. The change in the effective tax rate was primarily attributable to research and development credits, uncertain tax benefits and foreign rate differentials in jurisdictions with tax rates lower than the U.S., as well as, the prior year release of a valuation allowance recorded against certain foreign losses.

Income taxes included in equity in earnings of affiliates were $2.4 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively. For the purpose of segment reporting, these amounts are not reflected at the segment level but are recorded within corporate.

During the three months ended March 31, 2015, due to the settlement of an Internal Revenue Service ("IRS") exam, we reversed $1.9 million of reserves related to the acquisition of MSB/DataQuick. The reserve was presented as a reduction to deferred tax assets for net operating loss carryforwards whose reversal results in $1.9 million increase to net income.

We are currently under examination for the years 2005 to 2011 by the U.S. and various taxing authorities. It is reasonably possible the amount of unrecognized tax benefit with respect to certain unrecognized tax positions could significantly increase or decrease within the next twelve months. We estimate the unrecognized tax benefit could decrease by up to $21.6 million within the next twelve months. The estimated change is primarily related to IRS audits, subject to the FAFC indemnification, and will have no impact to net income. See Note 11 - Litigation and Regulatory Contingencies for further discussion on FAFC.

Note 8 – Earnings Per Share

The following is a reconciliation of net income per share:

	For the Three Months Ended
	March 31,
	2015	2014
(in thousands, except per share amounts)
Numerator for basic and diluted net income/(loss) per share:
Net income/(loss) from continuing operations	$29,290	$(3,177)
(Loss)/income from discontinued operations, net of tax	(111)	385
Net income/(loss) attributable to CoreLogic	$29,179	$(2,792)
Denominator:
Weighted-average shares for basic income per share	89,751	91,433
Dilutive effect of stock options and restricted stock units	1,366	—
Weighted-average shares for diluted income per share	91,117	91,433
Income per share
Basic:
Net income/(loss) from continuing operations	$0.33	$(0.03)
(Loss)/income from discontinued operations, net of tax	—	—
Net income/(loss) attributable to CoreLogic	$0.33	$(0.03)
Diluted:
Net income/(loss) from continuing operations	$0.32	$(0.03)
(Loss)/income from discontinued operations, net of tax	—	—
Net income/(loss) attributable to CoreLogic	$0.32	$(0.03)

The dilutive effect of stock-based compensation awards have been calculated using the treasury-stock method. For the three months ended March 31, 2015, an aggregate of 0.3 million restricted stock units ("RSUs"), performance-based restricted stock units ("PBRSUs") and stock options were excluded from the weighted-average diluted common shares outstanding due to their anti-dilutive effect. There was no dilutive effect for the three months ended March 31, 2014.

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

Marketable securities

Equity securities are classified as available-for-sale securities and are valued using quoted prices in active markets for similar assets.

Long-term debt

The fair value of long-term debt was estimated based on the current rates available to us for similar debt of the same remaining maturities and consideration of our default and credit risk.

Interest rate swap agreements

The fair value of the interest rate swap agreements were estimated based on market value quotes received from the counter parties to the agreements.

The fair values of our financial instruments as of March 31, 2015 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Fair Value
Financial Assets:
Cash and cash equivalents	$89,706	$—	$89,706
Restricted cash	—	12,214	12,214
Marketable securities	21,950	—	21,950
Total Financial Assets	$111,656	$12,214	$123,870

Financial Liabilities:
Total debt	$—	$1,319,710	$1,319,710

Derivatives:
Liability for interest rate swap agreements	$—	$7,312	$7,312

The fair values of our financial instruments as of December 31, 2014 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Fair Value
Financial Assets:
Cash and cash equivalents	$104,677	$—	$104,677
Restricted cash	—	12,360	12,360
Marketable securities	22,264	—	22,264
Total Financial Assets	$126,941	$12,360	$139,301

Financial Liabilities:
Total debt	$—	$1,323,201	$1,323,201

Derivatives:
Liability for interest rate swap agreements	$—	$3,781	$3,781

The following table presents non-financial instruments were measured at fair value, on a nonrecurring basis, as of March 31, 2015 and impairment losses for the three months ended March 31, 2015:

	As of March 31, 2015
(in thousands)	Fair Value Measurements Using			Impairment Losses
	Level 1	Level 2	Level 3	For the Three Months Ended March 31, 2015
Property and equipment, net	$—	$—	$—	$58

The following table presents non-financial instruments were measured at fair value, on a nonrecurring basis, as of March 31, 2014 and impairment losses for the three months ended March 31, 2014:

	As of March 31, 2014
(in thousands)	Fair Value Measurements Using			Impairment Losses
	Level 1	Level 2	Level 3	For the Three Months Ended March 31, 2014
Property and equipment, net	$—	$—	$—	$148
Investment in affiliates, net	—	—	—	360
	$—	$—	$—	$508

We recorded non-cash impairment charges of $0.1 million for the three months ended March 31, 2015 and 2014 in our property and equipment, net primarily related to internally developed software. In addition, we recorded non-cash impairment charges of $0.4 million for the three months ended March 31, 2014 in our investment in affiliates, net, due to other than temporary loss in value from the absence of an ability to recover the carrying amount of the investment.

Note 10 – Stock-Based Compensation

We currently issue equity awards under the CoreLogic, Inc. 2011 Performance Incentive Plan which was approved by our stockholders at our Annual Meeting held on May 19, 2011 and amended on July 29, 2014 (the “Plan”). The Plan includes the ability to grant RSUs, PBRSUs and stock options. Prior to the approval of the Plan, we issued share-based awards under the CoreLogic, Inc. 2006 Incentive Plan (the “2006 Plan”). The Plan provides for up to 21,930,000 shares of the Company's common stock to be available for award grants.

We have primarily utilized RSUs, PBRSUs and stock options as our share-based compensation instruments for employees and directors. The fair value of any share-based compensation instrument grant is based on the market value of our shares on the date of grant and is recognized as compensation expense over its vesting period.

Restricted Stock Units

For the three months ended March 31, 2015 and 2014, we awarded 693,584 and 657,932 RSUs, respectively, with an estimated grant date fair value of $23.8 million and $20.2 million, respectively. The RSU awards will vest ratably over three years.

RSU activity for the three months ended March 31, 2015 is as follows:

	Number of	Weighted-Average Grant-Date
(in thousands, except weighted-average fair value prices)	Shares	Fair Value
Unvested RSUs outstanding at December 31, 2014	1,380	$27.17
RSUs granted	694	$34.26
RSUs vested	(525)	$24.46
RSUs forfeited	(17)	$27.08
Unvested RSUs outstanding at March 31, 2015	1,532	$31.31

As of March 31, 2015, there was $37.0 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.4 years. The fair value of RSUs is based on the market value of our common stock on the date of grant.

Performance-Based Restricted Stock Units

For the three months ended March 31, 2015 and 2014, we awarded 219,378 and 330,075 PBRSUs, respectively, with an estimated grant date fair value of $7.4 million and $10.4 million, respectively. These awards are subject to service-based, performance-based and market-based vesting conditions. The performance period for the PBRSUs awarded during the three months ended March 31, 2015 is from January 1, 2015 to December 31, 2017 and the performance metric is adjusted earnings per share and market-based conditions. Subject to satisfaction of the performance criteria, the 2015 awards will vest on December 31, 2017.

The performance period for the PBRSUs awarded during the three months ended March 31, 2014 is from January 1, 2014 to December 31, 2016 and the performance metric is adjusted earnings per share and market-based conditions. Subject to satisfaction of the performance criteria, the majority of the 2014 awards will vest on December 31, 2016.

The fair values of the 2015 and 2014 awards were estimated using Monte-Carlo simulation with the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2015	2014

Expected dividend yield	—%	—%
Risk-free interest rate (1)	0.93%	0.70%
Expected volatility (2)	24.01%	27.87%
Average total shareholder return (2)	8.37%	0.84%

(1)	The risk-free interest rate for the periods within the contractual term of the PBRSUs is based on the U.S. Treasury yield curve in effect at the time of the grant.

(2)
The expected volatility and average total shareholder return is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

PBRSU activity for the three months ended March 31, 2015 is as follows:

	Number of	Weighted-Average Grant-Date
(in thousands, except weighted-average fair value prices)	Shares	Fair Value
Unvested PBRSUs outstanding at December 31, 2014	903	$22.19
PBRSUs granted	219	$33.95
PBRSUs vested	(408)	$16.50
PBRSUs forfeited	(2)	$28.35
Unvested PBRSUs outstanding at March 31, 2015	712	$29.07

As of March 31, 2015, there was $14.3 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 2.5 years. The fair value of PBRSUs is based on the market value of our common stock on the date of grant.

Stock Options

In 2014, we issued stock options as incentive compensation for certain employees. The exercise price of each stock option is the closing market price of our common stock on the date of grant. The options will vest in three equal annual installments on the first, second and third anniversaries of grant and expire ten years after the grant date. The fair values of these stock options were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

For the Three Months Ended
March 31, 2014
Expected dividend yield	—%
Risk-free interest rate (1)	1.74%
Expected volatility (2)	37.92%
Expected life (3)	5.5

(1)	The risk-free interest rate for the periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.

(2)	The expected volatility is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

(3)	The expected life is the period of time, on average, that participants are expected to hold their options before exercise based primarily on our historical data.

For the three months ended March 31, 2014, we awarded 242,687 options, with an estimated fair value of $7.7 million, respectively. There were no options awarded for the three months ended March 31, 2015. Option activity for the three months ended March 31, 2015 is as follows:

(in thousands, except weighted-average price)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	2,562	$22.32
Options granted	—	$—
Options exercised	(203)	$22.24
Options canceled	(5)	$28.35
Options outstanding at March 31, 2015	2,354	$22.31	5.0	$30,492
Options vested and expected to vest at March 31, 2015	2,337	$22.26	4.9	$30,403
Options exercisable at March 31, 2015	2,061	$21.33	4.4	$28,737

As of March 31, 2015, there was $2.8 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 1.6 years.

The intrinsic value of options exercised was $2.5 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

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

The following table sets forth the stock-based compensation expense recognized for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended
	March 31,
(in thousands)	2015	2014
RSUs	$6,015	$5,473
PBRSUs	1,780	1,243
Stock options	563	1,105
Employee stock purchase plan	374	265
	$8,732	$8,086

The above includes $0.6 million and $0.3 million of stock-based compensation expense within cost of services in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively. It also includes $0.1 million for the three months ended March 31, 2014 of stock-based compensation expense reported within income from discontinued operations in the accompanying condensed consolidated statements of operations.

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

On July 2, 2010, the court denied plaintiff's first motion for class certification. On November 19, 2010, the plaintiffs filed a renewed motion for class certification. On April 25, 2012, the court granted plaintiffs' renewed motion and certified a nationwide class of all persons who, on or after June 1, 2006, received home loans from WaMu in connection with appraisals that were obtained through eAppraiseIT. On July 12, 2012, the Ninth Circuit Court of Appeals declined to review the class certification order. Following discovery, on July 1, 2014, the defendant filed motions for summary judgment and to decertify the class. On September 16, 2014, the trial court granted summary judgment against one named plaintiff but denied it as to the other, denied the motion to decertify the class, and bifurcated trial into two phases with the first phase to begin November 24, 2014. The parties thereafter conducted a court-ordered mediation and subsequently reached an agreement in principle to settle the case for a total of $9.9 million, inclusive of attorney fees and subject to court approval. We previously recorded an accrual for this amount within loss from discontinued operations, net of tax.

On December 12, 2014 the court preliminarily approved the settlement. Notice to the class has been made and the final fairness hearing is set for April 24, 2015.

Separation

Following the spin-off of our financial services businesses into a new, publicly-traded, New York Stock Exchange-listed company called FAFC in June 2010 (the “Separation”), we are responsible for a portion of FAFC's contingent and other corporate liabilities. In the Separation and Distribution Agreement we entered into in connection with the Separation, we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary. At March 31, 2015, no reserves were considered necessary.

In addition, the Separation and Distribution Agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our predecessor, The First American Corporation's ("FAC") financial services business, with FAFC and financial responsibility for the obligations and liabilities of FAC's information solutions business with us. Specifically, each party will, and will cause its subsidiaries and affiliates to, indemnify, defend and hold harmless the other party, its respective affiliates and subsidiaries and each of its respective officers, directors, employees and agents for any losses arising out of or otherwise in connection with the liabilities each such party assumed or retained pursuant to the Separation and Distribution Agreement; and any breach by such party of the Separation and Distribution Agreement.

Note 12 – Acquisitions

In March 2014, we completed the acquisition of Marshall & Swift/Boeckh ("MSB") and DataQuick Information Systems ("DataQuick"). In addition, we acquired the assets of the credit, flood services and automated valuation model operations of DataQuick Lending Solutions and certain intellectual property assets of Decision Insight Information Group S.à r.l. The total consideration paid in connection with the MSB/DataQuick acquisition was approximately $652.5 million in cash, which was primarily funded through borrowings. The acquisition of MSB/DataQuick significantly expanded our footprint in property and casualty insurance and added scale to our existing property data and analytics business, which was a contributing factor to the recording of goodwill. The operations of MSB's and DataQuick's data licensing and analytics units are reported within our Data & Analytics ("D&A") segment and DataQuick's flood zone determination and credit servicing operations are reported within our Technology and Processing Solutions ("TPS") segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. Any excess of the purchase price over the fair value of identified assets acquired and liabilities assumed was recognized as goodwill. The allocation of the purchase price is as follows:

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

We reported revenues of approximately $1.5 million from MSB/DataQuick from the acquisition date of March 25, 2014 through March 31, 2014. The financial information in the table below summarizes the combined results of operations of MSB/DataQuick and us on a pro forma basis as though the companies had been combined as of January 1, 2013. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented. The pro forma financial information for the period presented also includes elimination of intercompany revenue, the impact of fair value adjustments to deferred revenue, amortization expense from acquired intangible assets, adjustments to interest expense and related tax effects.

The pro forma financial information for the three months ended March 31, 2014 combines our results of operations for the period presented.

(in thousands)
Net revenues	$348,488
Net income	$6,325

Note 13 – Redeemable Noncontrolling Interest

Noncontrolling interests that are redeemable at the option of the holder are classified as redeemable noncontrolling interests in the mezzanine section of our condensed consolidated balance sheet between liabilities and stockholders’ equity. Redeemable noncontrolling interests are reported at their estimated redemption value in each reporting period, but contractually not less than their initial fair value. Any adjustments to the redemption value impacts retained earnings. As of March 31, 2015 and December 31, 2014, we recorded adjustments to redeemable noncontrolling interest and retained earnings to reduce the estimated redemption value by $1.4 million and increase the estimated redemption value by $6.6 million, respectively.

In September 2013, we acquired an additional 10% interest in Property IQ Ltd. ("PIQ") for NZD$3.3 million, or $2.6 million, resulting in a 60.0% controlling interest. In connection with the acquisition, the seller has the right to sell its remaining noncontrolling shares in PIQ to us (the "put") and we have the right to purchase the remaining noncontrolling interest in PIQ at fair value (the "call"). As the call and put do not represent separate assets or liabilities and the exercise of the put is outside of our control, the noncontrolling interest of NZD$13.2 million, or $10.2 million, was recorded on the date of acquisition as redeemable noncontrolling interest in the accompanying condensed consolidated balance sheet. We recognized $0.2 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively, of net income in connection with the redeemable noncontrolling interest.

Note 14 – Discontinued Operations

On September 30, 2014, we completed the sale of our collateral solutions and field services businesses for total consideration of $29.1 million, subject to working capital adjustments, as well as potential earn-outs of up to $20.0 million, which will be recognized only when realized.

Summarized below are certain assets and liabilities classified as discontinued operations as of March 31, 2015 and December 31, 2014:

(in thousands)	D&A		TPS
As of March 31, 2015	Marketing	Consumer	Appraisal	AMPS	Total
Deferred income tax asset and other current assets	177	149	3,808	589	4,723
Total assets	$177	$149	$3,808	$589	$4,723

Accounts payable and accrued expenses	$141	$—	$9,958	$1,518	$11,617
Other liabilities	110	88	256	734	1,188
Total liabilities	$251	$88	$10,214	$2,252	$12,805

As of December 31, 2014
Deferred income tax asset and other current assets	$177	$149	$3,808	$133	$4,267
Total assets	$177	$149	$3,808	$133	$4,267

Total liabilities	$194	$88	$10,941	$2,481	$13,704

Summarized below are the components of our (loss)/income from discontinued operations for the three months ended March 31, 2015 and 2014:

(in thousands)	D&A		TPS
For the Three Months Ended March 31, 2015	Marketing	Consumer	Appraisal	AMPS	Total
Operating revenue	$—	$—	$—	$2	$2
Loss from discontinued operations before income taxes	(85)	—	(2)	(94)	(181)
Income tax benefit	(33)	—	(1)	(36)	(70)
Loss from discontinued operations, net of tax	$(52)	$—	$(1)	$(58)	$(111)

For the Three Months Ended March 31, 2014
Operating revenue	$—	$—	$—	$27,106	$27,106
(Loss)/income from discontinued operations before income taxes	(250)	—	(600)	1,442	592
Income tax (benefit)/provision	(96)	—	(230)	533	207
(Loss)/income from discontinued operations, net of tax	$(154)	$—	$(370)	$909	$385

Note 15 – Segment Information

We have organized our reportable segments into the following two segments: D&A and TPS.

Data & Analytics. Our D&A segment owns or licenses data assets including loan information, criminal and eviction records, employment verification, property sales and characteristic information, property risk and replacement cost, and information on mortgage-backed securities. We both license our data directly to our clients and provide our clients with analytical products and workflow solutions for risk management, multiple listing services ("MLS"), insurance underwriting, collateral assessment, loan quality reviews and fraud assessment. We are also a provider of geospatial proprietary software and databases combining geographic mapping and our data assets. Our primary clients are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, MLS companies, property and casualty insurance companies, title insurance companies and government agencies and sponsored enterprises.

Our D&A segment includes intercompany revenues of $1.2 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively. The segment also includes intercompany expenses of $1.3 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively.

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

Our TPS segment includes intercompany revenues of $1.2 million and $1.6 million for the three months ended March 31, 2015 and 2014, respectively. The segment also includes intercompany expenses of $1.1 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively.

Corporate consists primarily of investment gains and losses, corporate personnel and other expenses associated with our corporate functions and facilities, equity in earnings of affiliates, net of tax, and interest expense.

It is impracticable to disclose revenues from external clients for each product and service offered.

Selected financial information by reportable segment is as follows:

(in thousands)
For the Three Months Ended March 31, 2015	Operating Revenues	Depreciation and Amortization	Operating Income/(Loss)	Equity in Earnings/(Loss) of Affiliates, Net of Tax	Net Income/(Loss) From Continuing Operations	Capital Expenditures
D&A	$165,551	$25,603	$26,406	$(522)	$25,844	$16,934
TPS	201,620	6,772	44,178	6,663	50,765	1,437
Corporate	18	3,545	(21,319)	(2,375)	(47,111)	4,270
Eliminations	(2,417)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$364,772	$35,920	$49,265	$3,766	$29,498	$22,641

For the Three Months Ended March 31, 2014
D&A	$138,858	$20,092	$15,816	$(13)	$15,780	$12,250
TPS	189,613	6,479	25,280	3,977	29,123	2,861
Corporate	58	2,935	(26,269)	(1,582)	(47,816)	5,501
Eliminations	(2,425)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$326,104	$29,506	$14,827	$2,382	$(2,913)	$20,612

(in thousands)	As of	As of
Assets	March 31, 2015	December 31, 2014
D&A	$1,854,351	$1,886,478
TPS	1,301,870	1,297,903
Corporate	5,087,681	5,102,328
Eliminations	(4,774,650)	(4,774,614)
Consolidated (excluding assets of discontinued operations)	$3,469,252	$3,512,095

Note 16 - Guarantor Subsidiaries

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

	Condensed Balance Sheet
	As of March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Cash and cash equivalents	$48,893	$3,584	$37,229	$—	$89,706
Accounts receivable	—	201,648	24,847	—	226,495
Other current assets	55,390	126,122	4,240	(373)	185,379
Property and equipment, net	16,381	319,236	23,658	—	359,275
Goodwill, net	—	1,612,389	156,810	—	1,769,199
Other identifiable intangible assets, net	276	233,924	31,931	—	266,131
Capitalized data and database cost, net	—	255,455	73,772	—	329,227
Investments in affiliates, net	—	101,422	293	—	101,715
Deferred income tax assets, long-term	49,365	—	—	(49,365)	—
Restricted cash	11,035	—	1,179	—	12,214
Investment in subsidiaries	2,374,115	—	—	(2,374,115)	—
Intercompany receivable	86,774	199,282	—	(286,056)	—
Other assets	103,579	29,708	1,347	—	134,634
Total assets	$2,745,808	$3,082,770	$355,306	$(2,709,909)	$3,473,975

Liabilities and equity:
Current liabilities	$109,298	$385,756	$37,378	$(373)	$532,059
Long-term debt, net of current	1,277,645	1,236	—	—	1,278,881
Deferred revenue, net of current	—	394,578	2	—	394,580
Deferred income taxes, long term	—	91,644	22,147	(49,365)	64,426
Intercompany payable	199,282	22,325	64,449	(286,056)	—
Other liabilities	131,396	26,191	1,472	—	159,059
Redeemable noncontrolling interest	—	—	16,783	—	16,783
Total CoreLogic stockholders' equity	1,028,187	2,161,040	213,075	(2,374,115)	1,028,187
Total liabilities and equity	$2,745,808	$3,082,770	$355,306	$(2,709,909)	$3,473,975

	Condensed Balance Sheet
	December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Cash and cash equivalents	$61,602	$8,733	$34,342	$—	$104,677
Accounts receivable	—	189,138	25,206	—	214,344
Other current assets	55,867	120,531	5,206	—	181,604
Property and equipment, net	17,261	325,638	25,715	—	368,614
Goodwill, net	—	1,612,388	168,370	—	1,780,758
Other identifiable intangible assets, net	290	242,170	35,810	—	278,270
Capitalized data and database cost, net	—	254,236	79,029	—	333,265
Investments in affiliates, net	—	103,598	—	—	103,598
Deferred income tax assets, long-term	49,365	—	—	(49,365)	—
Restricted cash	11,035	—	1,325	—	12,360
Investment in subsidiaries	2,350,467	—	—	(2,350,467)	—
Intercompany receivable	89,780	158,939	—	(248,719)	—
Other assets	105,262	31,925	1,685	—	138,872
Total assets	$2,740,929	$3,047,296	$376,688	$(2,648,551)	$3,516,362

Liabilities and equity:
Current liabilities	$123,196	$389,170	$38,224	$—	$550,590
Long-term debt, net of current	1,313,270	5,941	—	—	1,319,211
Deferred revenue, net of current	—	389,302	6	—	389,308
Deferred income taxes, long term	—	91,197	22,147	(49,365)	63,979
Intercompany payable	158,939	22,325	67,455	(248,719)	—
Other liabilities	131,357	27,930	1,797	—	161,084
Redeemable noncontrolling interest	—	—	18,023	—	18,023
Total CoreLogic stockholders' equity	1,014,167	2,121,431	229,036	(2,350,467)	1,014,167
Total liabilities and equity	$2,740,929	$3,047,296	$376,688	$(2,648,551)	$3,516,362

	Condensed Statement of Operations
	For the Three Months Ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$331,904	$32,868	$—	$364,772
Intercompany revenues	—	—	198	(198)	—
Cost of services (exclusive of depreciation and amortization below)	—	173,720	11,841	(18)	185,543
Selling, general and administrative expenses	18,998	68,419	6,749	(180)	93,986
Depreciation and amortization	1,253	28,590	6,077	—	35,920
Impairment loss	—	58	—	—	58
Operating (loss)/income	(20,251)	61,117	8,399	—	49,265
Total interest expense, net	(11,400)	(463)	(514)	—	(12,377)
Gain on investments and other, net	309	—	—	—	309
(Benefit)/provision for income taxes	(13,346)	22,159	2,652	—	11,465
Equity in earnings/(loss) of affiliates, net of tax	—	3,855	(89)	—	3,766
Equity in earnings of subsidiary, net of tax	47,175	—	—	(47,175)	—
Net income from continuing operations, net of tax	29,179	42,350	5,144	(47,175)	29,498
Loss from discontinued operations, net of tax	—	(111)	—	—	(111)
Net income	29,179	42,239	5,144	(47,175)	29,387
Less: Net income attributable to noncontrolling interest	—	—	208	—	208
Net income attributable to CoreLogic	$29,179	$42,239	$4,936	$(47,175)	$29,179

Net income	$29,179	$42,239	$5,144	$(47,175)	$29,387
Total other comprehensive loss	(24,248)	—	(21,776)	21,776	(24,248)
Less: Comprehensive income attributable to noncontrolling interests	—	—	208	—	208
Comprehensive income/(loss) attributable to CoreLogic	$4,931	$42,239	$(16,840)	$(25,399)	$4,931

	Condensed Statement of Operations
	For the Three Months Ended March 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$294,761	$31,343	$—	$326,104
Intercompany revenues	—	—	58	(58)	—
Cost of services (exclusive of depreciation and amortization below)	—	174,247	13,327	86	187,660
Selling, general and administrative expenses	18,592	66,785	8,730	(144)	93,963
Depreciation and amortization	1,147	22,003	6,356	—	29,506
Impairment loss	—	148	—	—	148
Operating (loss)/income	(19,739)	31,578	2,988	—	14,827
Total interest expense, net	(14,987)	(95)	(575)	—	(15,657)
Loss on investment and other, net	(3,991)	(360)	—	—	(4,351)
(Benefit)/provision for income taxes	(13,740)	10,735	3,119	—	114
Equity in earnings of affiliates, net of tax	—	2,382	—	—	2,382
Equity in earnings of subsidiary, net of tax	22,185	—	—	(22,185)	—
Net (loss)/income from continuing operations, net of tax	(2,792)	22,770	(706)	(22,185)	(2,913)
Income from discontinued operations, net of tax	—	385	—	—	385
Net (loss)/income	(2,792)	23,155	(706)	(22,185)	(2,528)
Less: Net income attributable to noncontrolling interest	—	—	264	—	264
Net (loss)/income attributable to CoreLogic	$(2,792)	$23,155	$(970)	$(22,185)	$(2,792)

Net (loss)/income	$(2,792)	$23,155	$(706)	$(22,185)	$(2,528)
Total other comprehensive income	12,989	—	10,502	(10,502)	12,989
Less: Comprehensive income attributable to noncontrolling interests	—	—	264	—	264
Comprehensive income attributable to CoreLogic	$10,197	$23,155	$9,532	$(32,687)	$10,197

	Condensed Statement of Cash Flows
	For the Three Months Ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	$(25,382)	$53,934	$12,692	$—	$41,244
Net cash used in operating activities - discontinued operations	—	(1,010)	—	—	(1,010)
Total cash (used in)/provided by operating activities	$(25,382)	$52,924	$12,692	$—	$40,234
Cash flow from investing activities:
Purchases of property and equipment	$(359)	$(8,511)	$(2,527)	$—	$(11,397)
Purchases of capitalized data and other intangible assets	—	(7,797)	(3,447)	—	(11,244)
Purchases of investments	—	—	(388)	—	(388)
Change in restricted cash	—	—	146	—	146
Net cash used in investing activities - continuing operations	(359)	(16,308)	(6,216)	—	(22,883)
Net cash used in investing activities - discontinued operations	—	—	—	—	—
Total cash used in investing activities	$(359)	$(16,308)	$(6,216)	$—	$(22,883)
Cash flow from financing activities:
Proceeds from long-term debt	$—	$135	$—	$—	$135
Repayments of long-term debt	(35,551)	—	—	—	(35,551)
Proceeds from issuance of stock related to stock options and employee benefit plans	10,701	—	—	—	10,701
Minimum tax withholding paid on behalf of employees for restricted stock units	(11,792)	—	—	—	(11,792)
Excess tax benefit related to stock options	4,575	—	—	—	4,575
Intercompany payments	—	(42,910)	(3,656)	46,566	—
Intercompany proceeds	46,566	—	—	(46,566)	—
Net cash provided by/(used in) financing activities - continuing operations	14,499	(42,775)	(3,656)	—	(31,932)
Net cash provided by financing activities - discontinued operations	—	—	—	—	—
Total cash provided by/(used in) financing activities	$14,499	$(42,775)	$(3,656)	$—	$(31,932)
Effect of exchange rate on cash	—	—	67	—	67
Net (decrease)/increase in cash and cash equivalents	(11,242)	(6,159)	2,887	—	(14,514)
Cash and cash equivalents at beginning of period	61,602	8,733	34,342	—	104,677
Less: Change in cash and cash equivalents - discontinued operations	—	(1,010)	—	—	(1,010)
Plus: Cash swept to discontinued operations	(1,467)	—	—	—	(1,467)
Cash and cash equivalents at end of period	$48,893	$3,584	$37,229	$—	$89,706

	Condensed Statement of Cash Flows
	For the Three Months Ended March 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	$(21,816)	$28,971	$4,689	$—	$11,844
Net cash provided by operating activities - discontinued operations	—	4,809	—	—	4,809
Total cash (used in)/provided by operating activities	$(21,816)	$33,780	$4,689	$—	$16,653
Cash flow from investing activities:
Purchases of property and equipment	$(824)	$(9,557)	$(3,046)	$—	$(13,427)
Purchases of capitalized data and other intangible assets	—	(6,841)	(344)	—	(7,185)
Cash paid for acquisitions, net of cash acquired	—	(636,640)	(29,118)	—	(665,758)
Change in restricted cash	(700)	185	(65)	—	(580)
Net cash used in investing activities - continuing operations	(1,524)	(652,853)	(32,573)	—	(686,950)
Net cash used in investing activities - discontinued operations	—	(6)	—	—	(6)
Total cash used in investing activities	$(1,524)	$(652,859)	$(32,573)	$—	$(686,956)
Cash flow from financing activities:
Proceeds from long-term debt	$689,641	$—	$—	$—	$689,641
Debt issuance costs	(14,042)	—	—	—	(14,042)
Repayments of long-term debt	(266)	(4,888)	—	—	(5,154)
Proceeds from issuance of stock related to stock options and employee benefit plans	2,730	—	—	—	2,730
Minimum tax withholding paid on behalf of employees for restricted stock units	(14,314)	—	—	—	(14,314)
Shares repurchased and retired	(6,850)	—	—	—	(6,850)
Excess tax benefit related to stock options	5,942	—	—	—	5,942
Intercompany payments	(665,812)	—	—	665,812	—
Intercompany proceeds	—	636,883	28,929	(665,812)	—
Net cash (used in)/provided by financing activities - continuing operations	(2,971)	631,995	28,929	—	657,953
Net cash provided by financing activities - discontinued operations	—	—	—	—	—
Total cash (used in)/provided by financing activities	$(2,971)	$631,995	$28,929	$—	$657,953
Effect of exchange rate on cash	—	—	482	—	482
Net (decrease)/increase in cash and cash equivalents	(26,311)	12,916	1,527	—	(11,868)
Cash and cash equivalents at beginning of period	104,310	—	30,109	—	134,419
Less: Change in cash and cash equivalents - discontinued operations	—	4,803	—	—	4,803

Plus: Cash swept from discontinued operations	4,477	—	—	—	4,477
Cash and cash equivalents at end of period	$82,476	$8,113	$31,636	$—	$122,225

Note 17 - Subsequent Events

On April 21, 2015, we amended and restated our senior secured credit facility (the "Amended Credit Agreement") with Bank of America, N.A. as administrative agent and other financial institutions, which replaced our previous Credit Agreement that was entered into on March 25, 2014. The Amended Credit Agreement provides for an $850.0 million five-year term loan facility (the "New Term Facility") and a $550.0 million revolving credit facility (the "Amended Revolving Facility") expiring on April 21, 2020. The Amended Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Amended Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $750.0 million in the aggregate.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation, statements regarding our future operations, financial condition and prospects, operating results, revenues and earnings liquidity, our estimated income tax rate, unrecognized tax positions, amortization expenses, impact of recent accounting pronouncements, our acquisition and divestiture strategy and our growth plans for 2015, expectations regarding our recent acquisitions, our share repurchases, our Technology Transformation Initiative ("TTI") program, the level of aggregate U.S. mortgage originations and inventory of delinquent mortgage loans and loans in foreclosure and the reasonableness of the carrying value related to specific financial assets and liabilities.

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

•	compromises in the security of our data, including cyber-based attacks, the transmission of confidential information or systems interruptions;

•	the inability to control the dividend policies of our partially-owned affiliates;

•	difficult conditions in the mortgage and consumer lending industries and the economy generally;

•	our ability to protect proprietary technology rights;

•	our ability to realize the anticipated benefits of certain acquisitions and/or divestitures and the timing thereof;

•	risks related to the outsourcing of services and international operations;

•	our growth strategies and our ability to effectively and efficiently implement them;

•	the level of our indebtedness, our ability to service our indebtedness and the restrictions in our various debt agreements;

•	intense competition in the market against third parties and the in-house capabilities of our clients;

•	our ability to attract and retain qualified management;

•	impairments in our goodwill or other intangible assets; and

•	the remaining tax sharing arrangements and other obligations associated with the spin off of FAFC.

We urge you to carefully consider these risks and uncertainties and review the additional disclosures we make concerning risks and uncertainties that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Item 1A of Part II below, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report on Form 10-Q.

Business Overview

We are a leading global property information, analytics and data-enabled services provider operating in North America, Western Europe and Asia Pacific. Our combined data from public, contributory and proprietary sources provides detailed coverage of property, mortgages and other encumbrances, property risk and replacement cost, consumer credit, tenancy, location, hazard risk and related performance information. We have more than one million users who rely on our data and predictive decision analytics to reduce risk, enhance transparency and improve the performance of their businesses.

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

With our data as a foundation, we have built strong analytics capabilities and a variety of value-added business services to meet our clients’ needs for mortgage and automotive credit reporting, property tax, property valuation, tenancy, hazard risk, property risk and replacement cost, flood plain location determination and other geospatial data, data, analytics and related services.

Reportable Segments

We have organized our reportable segments into the following two segments: Data & Analytics ("D&A") and Technology and Processing Solutions ("TPS").

Data & Analytics

Our D&A segment owns or licenses data assets including loan information, criminal and eviction records, employment verification, property sales and characteristic information, property risk and replacement cost, and information on mortgage-backed securities. We both license our data directly to our clients and provide our clients with analytical products and workflow solutions for risk management, multiple listing services ("MLS"), insurance underwriting, collateral assessment, loan quality reviews and fraud assessment. We are also a provider of geospatial proprietary software and databases combining geographic mapping and our data assets. Our primary clients are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, MLS companies, property and casualty insurance companies, title insurance companies and government agencies and sponsored enterprises.

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

RESULTS OF OPERATIONS

Overview of Business Environment and Company Developments

Business Environment

The volume of U.S. mortgage loan originations serve as a key market driver for more than half our business. We believe the volume of real estate and mortgage transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, employment levels and the overall state of the U.S. economy. We believe mortgage originations, expressed in dollars, increased by approximately 20% over the first quarter of 2015 relative to the same period of

2014 primarily due to decreases in interest rates, which began in late 2014. We expect that total 2015 mortgage origination unit volumes will be substantially comparable to 2014 levels.

We generate the majority of our revenues from clients with operations in the U.S. residential real estate, mortgage origination and mortgage servicing markets. Approximately 20% of our operating revenues for the three months ended March 31, 2015 were generated from our ten largest clients, which consist of the largest U.S. mortgage originators and servicers.

Credit Agreement Amendment

On April 21, 2015, we completed an amendment to our senior secured credit facility agreement, which increased our borrowing capacity and lowered our future borrowing costs. In addition, the amendment provided for increased flexibility for acquisitions and certain types of investments as well as an extension of the term to April of 2020.

Productivity & Cost Management

In line with our commitment to operational excellence and margin expansion, we are undertaking an expanded three-year productivity and cost management program, which is expected to reduce expense, on an annual run-rate basis, by approximately $60.0 million by 2018. Savings are expected to be realized through the reduction of selling, general and administrative costs, outsourcing certain business process functions, consolidation of facilities and other operational improvements. This program will incorporate expected savings from the completion of the first phase of our previously announced TTI. Cash and non-cash charges associated with this program are expected to aggregate approximately $20.0 million and will be incurred over the course of the three-year program.

Technology Transformation Initiative

In July 2012, as part of our on-going cost efficiency programs, we announced the launch of our TTI, which is a major technology transformation initiative designed to provide us with new functionality, increased performance and reduced application management and development costs. The TTI encompasses two phases. The first phase is designed to transform our existing technology infrastructure to run in a private dedicated cloud environment hosted in Dell’s technology center located in Quincy, WA. The transition of our existing data and systems infrastructure to Dell’s Quincy technology center is expected to be completed in 2015. The second phase of the TTI involves the creation of a next-generation technology platform to leverage data monetization and analytics, social media, mobility, voice and other capabilities via a delivery portal driven by a common data repository. Progressive deployment of our next generation platform is currently expected to occur in several phases commencing in 2015. For the three months ended March 31, 2015, we incurred expenses of $4.3 million and capitalized expenditures of $3.0 million related to both phases of the TTI.

Unless otherwise indicated, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q relate solely to the discussion of our continuing operations.

Consolidated Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Operating Revenues

Our consolidated operating revenues were $364.8 million for the three months ended March 31, 2015, an increase of $38.7 million, or 11.9%, when compared to 2014, and consisted of the following:

(in thousands, except percentages)	2015	2014	$ Change	% Change
D&A	$165,551	$138,858	$26,693	19.2%
TPS	201,620	189,613	12,007	6.3%
Corporate and eliminations	(2,399)	(2,367)	(32)	1.4%
Operating revenues	$364,772	$326,104	$38,668	11.9%

Our D&A segment revenues increased by $26.7 million, or 19.2%, when compared to 2014. Acquisition activity accounted for $22.3 million of the increase in 2015. Excluding acquisition activity, the increase of $4.4 million was primarily the result of higher property information and analytics revenues of $9.0 million and higher spatial solutions revenues of $1.7 million due to higher mortgage loan originations and improved pricing. This was partially offset by the impact of unfavorable foreign currency exchange of $4.6 million, lower multifamily and specialty credit revenues of $0.7 million due to a decrease in rental market volumes and other unfavorable fluctuations of $1.0 million.

Our TPS segment revenues increased by $12.0 million, or 6.3%, when compared to 2014. Acquisition activity contributed $5.9 million of additional revenues in 2015. Excluding acquisition activity, the increase of $6.1 million was primarily due to increases in mortgage loan origination volumes and significant share gains related to certain origination and underwriting clients, which increased our origination and underwriting services revenues by $9.7 million. This increase was partially offset by declines in our payment processing revenues of $0.4 million due to lower loan fulfillments from cancellations and our technology and outsourcing services revenues of $3.2 million due to lower volumes and product mix.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services

Our consolidated cost of services was $185.5 million for the three months ended March 31, 2015, a decrease of $2.1 million, or 1.1%, when compared to 2014. Acquisition activity contributed $14.6 million of additional expense in 2015. Excluding acquisition activity, the decrease of $16.7 million was primarily due to favorable product mix, improved pricing on credit reports and synergies recognized from full integration of the prior year acquisition of Bank of America's flood zone determination and tax processing services operations, and was partially offset by costs associated with higher mortgage loan volumes of $6.0 million.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $94.0 million for the three months ended March 31, 2015, which is consistent with 2014. Acquisition activity contributed $5.4 million of additional expense in 2015. Excluding acquisition activity, the decrease of $5.4 million was primarily due to our ongoing cost efficiency programs, which lowered external services costs by $6.1 million, facility and lease equipment costs by $3.0 million, professional fees by $1.9 million and other expenses by $1.0 million, which were partially offset by higher compensation related expenses of $6.6 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $35.9 million for the three months ended March 31, 2015, an increase of $6.4 million, or 21.7%, when compared to 2014. The increase is primarily due to acquisition activity.

Operating Income

Our consolidated operating income was $49.3 million for the three months ended March 31, 2015, an increase of $34.4 million, or 232.3%, when compared to 2014, and consisted of the following:

(in thousands, except percentages)	2015	2014	$ Change	% Change
D&A	$26,406	$15,816	$10,590	67.0%
TPS	44,178	25,280	18,898	74.8%
Corporate and eliminations	(21,319)	(26,269)	4,950	(18.8)%
Operating income	$49,265	$14,827	$34,438	232.3%

Our D&A segment operating income increased by $10.6 million, or 67.0%, when compared to 2014. Acquisition activity contributed $2.6 million of higher operating income in 2015. Excluding acquisition activity, operating income increased $8.0 million and operating margins increased 526 basis points primarily due to the impact of both on-going cost efficiency programs and higher revenues.

Our TPS segment operating income increased by $18.9 million, or 74.8%, when compared to 2014. Acquisition activity contributed $0.8 million of lower operating income in 2015 due to transition-related costs. Excluding acquisition activity, operating income increased $19.7 million and operating margins increased 963 basis points primarily due to the increase in mortgage loan origination volumes and the impact of on-going cost efficiency programs.

Corporate and eliminations operating loss decreased $5.0 million, or 18.8%, primarily due to lower acquisition-related costs of $8.4 million, partially offset by higher compensation related expenses incurred in 2015.

Total Interest Expense, net

Our consolidated total interest expense, net was $12.4 million for the three months ended March 31, 2015, a decrease of $3.3 million, or 20.9%, when compared to 2014. The decrease was due to an out-of-period adjustment recorded during the first quarter of 2015, which reduced interest expense by $5.2 million, and was partially offset by increased interest expense from higher average outstanding debt balances as a result of new debt borrowings in connection with our acquisition of MSB/DataQuick.

Gain/(Loss) on Investments and Other, Net

Our consolidated gain on investments and other, net was $0.3 million for the three months ended March 31, 2015, a favorable variance of $4.7 million, when compared to 2014, due primarily to a $4.1 million loss in the prior year from the termination of our interest rate swap agreement in connection with the refinancing of our outstanding debt, a prior year write-off of $0.3 million of an investment in affiliate and higher realized gains on investments in the current year.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations before equity in earnings of affiliates and income taxes was $11.5 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. The effective tax rate was 30.8% and 2.2% for the three months ended March 31, 2015 and 2014, respectively. The change in the income tax rate was primarily attributable to research and development credits, uncertain tax benefits and foreign rate differentials in jurisdictions with tax rates lower than the U.S., as well as the prior year release of a valuation allowance recorded against certain foreign losses.

Equity in Earnings of Affiliates, Net of Tax

Our consolidated equity in earnings of affiliates, net of tax, was $3.8 million for the three months ended March 31, 2015, an increase of $1.4 million, or 58.1%, when compared to 2014. We have equity interests in various affiliates which provide settlement services in connection with residential mortgage loans. The increase in equity in earnings of affiliates, net of tax was primarily due to higher mortgage loan origination volumes.

(Loss)/Income from Discontinued Operations, Net of Tax

Our consolidated loss from discontinued operations, net of tax, was $0.1 million for the three months ended March 31, 2015, an unfavorable variance of $0.5 million, when compared to 2014. The variance is primarily due to the sale of our field services and collateral solutions businesses in September 2014.

Net Income Attributable to Noncontrolling Interests

Our consolidated net income attributable to noncontrolling interests was $0.2 million for the three months ended March 31, 2015, a decrease of less than $0.1 million, when compared to 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at March 31, 2015 totaled $89.7 million, a decrease of $15.0 million from December 31, 2014. We hold our cash balances inside and outside of the U.S. Our cash balances held outside of the U.S. are primarily related to our international operations and at March 31, 2015 totaled $37.6 million. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We plan to maintain significant cash balances outside the U.S. for the foreseeable future.

Restricted cash of $12.2 million at March 31, 2015 and $12.4 million at December 31, 2014 represents cash pledged for various letters of credit provided in the ordinary course of business to certain vendors including in connection with obtaining insurance and real property leases.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $40.2 million and $16.7 million during the three months ended March 31, 2015 and 2014, respectively. The increase in cash provided by operating activities was primarily due to increased profitability in our continuing operations of $32.4 million attributable to higher mortgage origination volumes and lower transition and acquisition-related costs. This was partially offset by lower cash provided by operating activities from our discontinued operations of $5.8 million, due to the sale of our field and collateral business in September 2014 and higher interest-related payments of $3.0 million in continuing operations.

Investing Activities. Cash used in investing activities was approximately $22.9 million and $687.0 million during the three months ended March 31, 2015 and 2014, respectively. This decrease in investing activities is primarily due to our acquisition of MSB/DataQuick in the prior year. Further, for the three months ended March 31, 2015 and 2014, we had investments in property and equipment of $11.4 million and $13.4 million, respectively, and capitalized data of $11.2 million and $7.2 million, respectively.

Financing Activities. Net cash used in financing activities was approximately $31.9 million for the three months ended March 31, 2015, which was primarily comprised of repayment of long-term debt of $35.6 million, partially offset by proceeds from debt issuance of $0.1 million and net settlement from stock-based compensation related transactions of $3.5 million. Net cash provided by financing activities was $658.0 million for the three months ended March 31, 2014, which was comprised of proceeds from debt issuance of $689.6 million primarily in connection with our acquisition of MSB/DataQuick, partially offset by repayment of long-term debt of $5.2 million, debt issuance costs of $14.0 million, share repurchases of $6.9 million and net proceeds from stock-based compensation-related transactions of $5.6 million.

Financing and Financing Capacity

Total debt outstanding was $1.3 billion as of March 31, 2015 and December 31, 2014. Our significant debt instruments and borrowing capacity are described below.

Senior Notes

For a detailed description of our 7.25% senior notes due June 1, 2021 (the "Notes"), see Note 6 - Long-Term Debt of the Notes to Consolidated Financial Statements included in Item 1 - Financial Statements of this Quarterly Report on Form 10-Q. On May 20, 2011, we issued $400.0 million aggregate principal amount of Notes and are guaranteed on a senior unsecured basis by each of the Company's existing and future direct and indirect subsidiaries that guarantee the Company's Credit

Agreement (as defined below). Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2011.

The indenture governing the Notes contains a financial covenant for the incurrence of additional indebtedness that requires that the interest coverage ratio be at least 2:00 to 1:00 on a pro forma basis after giving effect to any new indebtedness. There are carve-outs that permit us to incur certain indebtedness notwithstanding satisfaction of this ratio but they are limited. Based on our EBITDA and interest charges as of March 31, 2015, we would be able to incur additional indebtedness without breaching the limitation on indebtedness covenant contained in the indenture.

Credit Agreement

For a detailed description of our senior secured credit facility (the "Credit Agreement"), see Note 6 - Long-Term Debt of the Notes to Consolidated Financial Statements included in Item 1 - Financial Statements of this Quarterly Report on Form 10-Q. On March 25, 2014, we entered into the Credit Agreement with Bank of America, N.A. as administrative agent and other financial institutions, which provides for an $850.0 million five-year term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility"). The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $500.0 million in the aggregate.

The Credit Agreement contains customary financial maintenance covenants, including a (i) maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 4.00 to 1.00 (stepping down to 3.50 to 1.00 in the second quarter of 2015); and (ii) a minimum interest coverage ratio of at least 3.00 to 1.00.

For the three months ended March 31, 2015, we prepaid $10.6 million of outstanding indebtedness under the Term Facility. This prepayment was applied to the most current portion of the term loan amortization schedule. At March 31, 2015, we had additional borrowing capacity under the Revolving Facility of $490.0 million and were in compliance with the financial and restrictive covenants of the Credit Agreement. However, if we have a significant increase in our outstanding debt or if our EBITDA decreases significantly, we may be unable to incur additional indebtedness and the lenders under the Credit Agreement may be unwilling to permit us to amend the financial or restrictive covenants described above to provide additional flexibility.

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

Critical Accounting Policies and Estimates

For additional information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2014. Management believes that at March 31, 2015, there had been no material changes to this information.

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

As of March 31, 2015, we had approximately $1.3 billion in long-term debt outstanding, of which approximately $835.6 million was variable-interest-rate debt. As of March 31, 2015, the remaining notional balance of the Swaps was $487.5 million. A hypothetical 1% increase or decrease in interest rates could result in an approximately $0.9 million change to interest expense on a quarterly basis.

We are also subject to equity price risk related to our equity securities portfolio. At March 31, 2015, we had equity securities with a cost and fair value of $22.0 million.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item  1.  Legal Proceedings.

For a description of our legal proceedings, see Note 11 – Litigation and Regulatory Contingencies of our condensed consolidated financial statements, which is incorporated by reference in response to this item.

Item  1A.  Risk Factors.

A restated description of the risk factors associated with our business is set forth below. This description supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. The risks discussed below are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

System interruptions may impair the delivery of our products and services, resulting in a loss of clients and a corresponding loss in revenue. In August 2012, as part of our TTI, we entered into an agreement to outsource our technology infrastructure management services, including the hosting of our data centers, to Dell Marketing, L.P. ("Dell"). Although the TTI has begun to provide new functionality, increased performance and a reduction in application management and development costs, the project is complex and longer-term in nature and we cannot be sure that we will be successful in achieving our technology and cost-savings objectives on the timeframe we set forth, or at all. In addition, we depend heavily upon the computer systems and our existing technology infrastructure located in our remaining Santa Ana, CA data center, which we expect will be moved under the Dell arrangement to Dell's Quincy, WA, data center by the end of the second quarter of 2015. Certain systems interruptions or events beyond our control could interrupt or terminate the delivery of our products and services to our clients. These interruptions also may interfere with our suppliers' ability to provide necessary data to us and our employees' ability to attend to work and perform their responsibilities. Any of these possible outcomes could result in a loss of clients or a loss in revenue, which could have an adverse effect on our business or operations.

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

8.
We rely on our top clients for a significant portion of our revenue and profit, which makes us susceptible to the same macro-economic and regulatory factors that our clients face. If these clients are negatively impacted by current economic or regulatory conditions or otherwise experience financial hardship or stress, or if the terms of our relationships with these clients change, our business, financial condition and results of operations could be adversely affected.

Our ten largest clients generated 20% of our operating revenues for the three months ended March 31, 2015. These clients face continued pressure in the current economic and regulatory climate. Many of our relationships with these clients are long-standing and are important to our future operating results, but there is no guarantee that we will be able to retain or renew existing agreements or maintain our relationships on acceptable terms or at all. Deterioration in or termination of any of these relationships, including through mergers or consolidations among our clients, could significantly reduce our revenue and could adversely affect our business, financial condition and results of operations. In addition, certain of our businesses have higher client concentration than our company as a whole. As a result, these businesses may be disproportionately affected by declining revenue from, or loss of, a significant client.

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

11.
The acquisition and integration of businesses, or future disposition of businesses, by us may involve increased expenses, and may not produce the desired financial or operating results contemplated at the time of the transaction.

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

As of March 31, 2015, our total debt was approximately $1.3 billion, and we have unused commitments of approximately $490.0 million under our credit facilities.

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

The indenture governing the 7.25% senior notes and the credit agreement governing our credit facilities each impose operating and financial restrictions on our activities. These restrictions include the financial covenants in our credit facilities which require on-going compliance with certain financial tests and ratios, including a minimum interest coverage ratio and maximum leverage ratio. The operating and financial restrictions in the indenture or the credit agreement could limit or prohibit our ability to, among other things:

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

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations. If we cannot make scheduled payments on our debt, we will be in default and holders of the 7.25% senior notes or the lenders under our credit facilities could declare all outstanding principal and interest to be due and payable, and the lenders under our credit facilities could terminate their revolving commitments to loan money and foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.

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

Our cost-containment and growth strategies include strategic outsourcing, streamlining functions and revenue growth and margin expansion. Our ability to execute on these plans depends in part on maintaining our competitive advantage with current solutions in new and existing markets, as well as our ability to develop new technologies and solutions to serve such markets. There can be no assurance that we will be able to realize all of the projected benefits of our cost-containment plans or that we will be able to compete successfully in new markets or continue to compete effectively in our existing markets. In addition, development of new technologies and solutions may require significant investment by us. If we fail to introduce new technologies or solutions effectively or on a cost-effective or timely basis, or if we are not successful in introducing or obtaining regulatory or market acceptance for new solutions, we may lose market share and our results of operations or cash flows could be adversely affected.

20.	We share responsibility with First American Financial Corporation ("FAFC") for certain income tax liabilities for tax periods prior to and including the date of the Separation.

Under the Tax Sharing Agreement we entered into in connection with the Separation transaction, we are generally responsible for taxes attributable to our business, assets and liabilities and FAFC is generally responsible for all taxes attributable to members of the FAFC group of companies and the assets, liabilities or businesses of the FAFC group of companies. Generally, any liabilities arising from tax adjustments to consolidated tax returns for periods prior to and including date of the Separation will be shared in proportion to each company's percentage of the tax liability for the relevant year (or partial year with respect to 2010), unless the adjustment is attributable to either party, in which case the adjustment will generally be for the account of such party. In addition to this potential liability associated with adjustments for prior periods, if FAFC were to fail to pay any tax liability it is required to pay under the Tax Sharing Agreement, we could be legally liable under applicable tax law for such tax liabilities and required to make additional tax payments. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of our agreed-upon share of tax liabilities.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2015, we did not issue any unregistered common shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In December 2013, the Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $350.0 million. As of March 31, 2015, we had $215.3 million in value of shares remaining that could be purchased in the future under the current authorization. The stock repurchase authorization has no expiration date and repurchases may be made in the open market, in privately negotiated transactions and under a Rule 10b5-1 plan.

Under our Credit Agreement, our stock repurchase capacity is restricted to $150.0 million per fiscal year, with the ability to undertake an additional amount of repurchases in such fiscal year provided that, on a pro forma basis after giving effect to the stock repurchase, our total leverage ratio does not exceed 3.50:1.0. In addition, our stock repurchase capacity is limited by the restricted payments covenant in the indenture governing our 7.25% senior notes, as amended. While we continue to preserve the capacity to execute share repurchases under our existing share repurchase authorization, going forward we will strive to pursue a balanced approach to capital allocation and will consider the repurchase of shares of our common shares, the retirement of outstanding debt, and the pursuit of strategic acquisitions on an opportunistic basis.

Item 3.  Defaults upon Senior Securities. None.

Item 4.  Mine Safety Disclosures. Not applicable.

Item  5.  Other Information. None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Anand Nallathambi
Anand Nallathambi
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Frank D. Martell
Frank D. Martell
Chief Operating and Financial Officer
(Principal Financial Officer)
Date:	April 23, 2015

EXHIBIT INDEX

Exhibit Number	Description
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