Form 10-Q
period 2015-06-30
CORELOGIC, INC.
filed 2015-07-27
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

On July 20, 2015 there were 89,082,723 shares of common stock outstanding.

CoreLogic, Inc.
INFORMATION INCLUDED IN REPORT

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.
CoreLogic, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except par value)	June 30,	December 31,
Assets	2015	2014
Current assets:
Cash and cash equivalents	$113,128	$104,677
Marketable securities	23,800	22,264
Accounts receivable (less allowance for doubtful accounts of $11,686 and $10,826 as of June 30, 2015 and December 31, 2014, respectively)	267,066	214,344
Prepaid expenses and other current assets	52,936	51,375
Income tax receivable	11,227	13,357
Deferred income tax assets, current	90,341	90,341
Assets of discontinued operations	998	4,267
Total current assets	559,496	500,625
Property and equipment, net	350,969	368,614
Goodwill, net	1,769,718	1,780,758
Other intangible assets, net	256,311	278,270
Capitalized data and database costs, net	329,969	333,265
Investment in affiliates, net	103,549	103,598
Restricted cash	11,706	12,360
Other assets	139,629	138,872
Total assets	$3,521,347	$3,516,362
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$167,783	$170,418
Accrued salaries and benefits	85,181	99,786
Deferred revenue, current	268,087	255,330
Current portion of long-term debt	48,064	11,352
Liabilities of discontinued operations	2,887	13,704
Total current liabilities	572,002	550,590
Long-term debt, net of current	1,261,270	1,319,211
Deferred revenue, net of current	423,275	389,308
Deferred income tax liabilities, long term	62,757	63,979
Other liabilities	163,691	161,084
Total liabilities	2,482,995	2,484,172

Redeemable noncontrolling interests	17,997	18,023

Equity:
CoreLogic stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 89,069 and 89,343 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital	570,697	605,511
Retained earnings	554,903	492,441
Accumulated other comprehensive loss	(105,246)	(83,786)
Total equity	1,020,355	1,014,167
Total liabilities and equity	$3,521,347	$3,516,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Operating revenues	$386,013	$365,970	$750,784	$692,074
Cost of services (excluding depreciation and amortization shown below)	189,743	192,088	375,286	379,748
Selling, general and administrative expenses	98,291	93,422	192,276	187,388
Depreciation and amortization	37,272	35,366	73,192	64,872
Impairment loss	—	4,074	58	4,222
Total operating expenses	325,306	324,950	640,812	636,230
Operating income	60,707	41,020	109,972	55,844
Interest expense:
Interest income	882	1,041	2,340	2,213
Interest expense	17,480	17,321	31,315	34,149
Total interest expense, net	(16,598)	(16,280)	(28,975)	(31,936)
(Loss)/gain on investments and other, net	(1,356)	6,992	(1,047)	2,642
Income from continuing operations before equity in earnings of affiliates and income taxes	42,753	31,732	79,950	26,550
Provision for income taxes	14,156	8,637	25,622	8,751
Income from continuing operations before equity in earnings of affiliates	28,597	23,095	54,328	17,799
Equity in earnings of affiliates, net of tax	4,667	3,874	8,434	6,257
Net income from continuing operations	33,264	26,969	62,762	24,056
Loss from discontinued operations, net of tax	(217)	(10,750)	(329)	(10,363)
Net income	33,047	16,219	62,433	13,693
Less: Net income attributable to noncontrolling interests	258	230	465	495
Net income attributable to CoreLogic	$32,789	$15,989	$61,968	$13,198
Amounts attributable to CoreLogic stockholders:
Net income from continuing operations	$33,006	$26,739	$62,297	$23,561
Loss from discontinued operations, net of tax	(217)	(10,750)	(329)	(10,363)
Net income attributable to CoreLogic	$32,789	$15,989	$61,968	$13,198
Basic income per share:
Net income from continuing operations	$0.37	$0.29	$0.69	$0.26
Loss from discontinued operations, net of tax	—	(0.12)	—	(0.11)
Net income attributable to CoreLogic	$0.37	$0.17	$0.69	$0.15
Diluted income per share:
Net income from continuing operations	$0.36	$0.29	$0.68	$0.25
Loss from discontinued operations, net of tax	—	(0.12)	—	(0.11)
Net income attributable to CoreLogic	$0.36	$0.17	$0.68	$0.14
Weighted-average common shares outstanding:
Basic	89,654	91,750	89,702	91,591
Diluted	90,963	93,062	91,038	93,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Net income	$33,047	$16,219	$62,433	$13,693
Other comprehensive income/(loss)
Market value adjustments to marketable securities, net of tax	1,143	(22)	948	49
Market value adjustments on interest rate swap, net of tax	1,113	(612)	(1,067)	(684)
Reclassification adjustment for loss on terminated interest rate swap included in net income	—	—	—	2,555
Foreign currency translation adjustments	630	7,041	(21,146)	17,541
Supplemental benefit plans adjustments, net of tax	(98)	(65)	(195)	(129)
Total other comprehensive income/(loss)	2,788	6,342	(21,460)	19,332
Comprehensive income	35,835	22,561	40,973	33,025
Less: Comprehensive income attributable to the noncontrolling interests	258	230	465	495
Comprehensive income attributable to CoreLogic	$35,577	$22,331	$40,508	$32,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$62,433	$13,693
Less: Loss from discontinued operations, net of tax	(329)	(10,363)
Net income from continuing operations	62,762	24,056
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	73,192	64,872
Impairment loss	58	4,222
Provision for bad debt and claim losses	5,754	6,958
Share-based compensation	18,539	15,760
Excess tax benefit related to stock options	(5,641)	(6,275)
Equity in earnings of affiliates, net of taxes	(8,434)	(6,257)
Gain on sale of property and equipment	—	(24)
Loss on early extinguishment of debt	1,589	763
Deferred income tax	(1,113)	3,339
Loss/(gain) on investments and other, net	1,047	(2,642)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(52,792)	7,703
Prepaid expenses and other current assets	(1,561)	1,815
Accounts payable and accrued expenses	(16,582)	(30,314)
Deferred revenue	46,724	(12,369)
Income taxes	(3,355)	44,723
Dividends received from investments in affiliates	16,488	26,052
Other assets and other liabilities	(3,548)	(14,279)
Net cash provided by operating activities - continuing operations	133,127	128,103
Net cash (used in)/provided by operating activities - discontinued operations	(7,372)	7,430
Total cash provided by operating activities	$125,755	$135,533
Cash flows from investing activities:
Purchases of property and equipment	$(21,496)	$(26,296)
Purchases of capitalized data and other intangible assets	(18,707)	(16,533)
Cash paid for acquisitions, net of cash acquired	—	(670,036)
Purchases of investments	(2,516)	—
Proceeds from sale of property and equipment	—	36
Change in restricted cash	654	(494)
Net cash used in investing activities - continuing operations	(42,065)	(713,323)
Net cash used in investing activities - discontinued operations	—	—
Total cash used in investing activities	$(42,065)	$(713,323)
Cash flows from financing activities:
Proceeds from long-term debt	$14,375	$690,017
Debt issuance costs	(6,452)	(14,042)
Repayment of long-term debt	(36,078)	(56,550)
Proceeds from issuance of stock related to stock options and employee benefit plans	18,109	4,440
Minimum tax withholding paid on behalf of employees for restricted stock units	(12,742)	(15,034)
Shares repurchased and retired	(58,720)	(32,041)
Excess tax benefit related to stock options	5,641	6,275
Net cash (used in)/provided by financing activities - continuing operations	(75,867)	583,065
Net cash provided by financing activities - discontinued operations	—	—
Total cash (used in)/provided by financing activities	$(75,867)	$583,065
Effect of exchange rate on cash	1,132	903
Net increase in cash and cash equivalents	8,955	6,178
Cash and cash equivalents at beginning of period	104,677	134,419
Less: Change in cash and cash equivalents - discontinued operations	(7,372)	7,430
Plus: Cash swept (to)/from discontinued operations	(7,876)	7,057
Cash and cash equivalents at end of period	$113,128	$140,224

Supplemental disclosures of cash flow information:
Cash paid for interest	$33,593	$29,398
Cash paid for income taxes	$23,659	$3,067
Cash refunds from income taxes	$2,816	$27,110
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$4,262	$2,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Equity
(Unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2014	89,343	$1	$605,511	$492,441	$(83,786)	$1,014,167
Net income	—	—	—	61,968	—	61,968
Shares issued in connection with share-based compensation	1,226	—	18,109	—	—	18,109
Tax withholdings related to net share settlements of restricted stock units	—	—	(12,742)	—	—	(12,742)
Share-based compensation	—	—	18,539	—	—	18,539
Shares repurchased and retired	(1,500)	—	(58,720)	—	—	(58,720)
Adjustment to redeemable noncontrolling interest to redemption value	—	—	—	494	—	494
Other comprehensive loss	—	—	—	—	(21,460)	(21,460)
Balance as of June 30, 2015	89,069	$1	$570,697	$554,903	$(105,246)	$1,020,355

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

Our condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The 2014 year-end condensed consolidated balance sheet was derived from the Company's audited financial statements for the year ended December 31, 2014. Interim financial information does not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following table shows the components of accumulated other comprehensive loss, net of taxes as of June 30, 2015 and December 31, 2014:

	2015	2014
Cumulative foreign currency translation	$(98,606)	$(77,460)
Cumulative supplemental benefit plans	(4,462)	(4,266)
Net unrecognized losses on interest rate swap	(3,402)	(2,335)
Net unrealized gains on marketable securities	1,224	275
Accumulated other comprehensive loss	$(105,246)	$(83,786)

Marketable Securities

Debt securities are carried at fair value and consist primarily of investments in obligations of various corporations and mortgage-backed securities. Equity securities are carried at fair value and consist primarily of investments in marketable common and preferred stock. We classify our publicly traded debt and equity securities as available-for-sale and carry them at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive income. As of June 30, 2015 and December 31, 2014, our marketable securities consist primarily of investments in preferred stock of $23.8 million and $22.3 million, respectively. There were no gains or losses recognized on sales of marketable securities for the three and six months ended June 30, 2015 and 2014.

Tax Escrow Disbursement Arrangements

We administer tax escrow disbursements as a service to our clients in connection with our tax services business. These deposits are maintained in segregated accounts for the benefit of our clients. Tax escrow deposits totaled $510.9 million as of June 30, 2015 and $265.6 million as of December 31, 2014. Because these deposits are held on behalf of our clients, they are not our funds and, therefore, are not included in the accompanying condensed consolidated balance sheets.

These deposits generally remain in the accounts for a period of two to five business days and we invest the funds in a highly-rated, liquid investment, such as bank deposit products or AAA-rated money market funds. We earn interest income or earnings credits from these investments and bear the risk of any losses. However, we have not historically incurred any investment losses and do not anticipate incurring any future investment losses. As a result, we do not maintain any reserves for losses in value of these investments.

Under our contracts with our clients, if we make a payment in error or fail to pay a taxing authority when a payment is due, we could be held liable to our clients for all or part of the financial loss they suffer as a result of our act or omission. We maintained claim reserves relating to incorrect disposition of assets of $20.3 million and $20.2 million as of June 30, 2015 and December 31, 2014, respectively.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance, which requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related liability, rather than as a deferred charge. The updated guidance is effective retroactively for financial statements covering fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier adoption is permitted but we do not anticipate electing early adoption. We do not believe this will have a material impact on our consolidated financial statements.

In February 2015, the FASB issued guidance, which modifies the analysis regarding the evaluation of certain types of entities to be consolidated. Specifically, it (1) modifies the assessment of whether limited partnerships are variable interest entities (VIEs), (2) eliminates the presumption that a limited partnership should be consolidated by its general partner, (3) removes certain conditions for the evaluation of whether a fee paid to a decision-maker constitutes a variable interest, and (4) modifies the evaluation concerning the impact of related parties in the determination of the primary beneficiary of a VIE. The updated guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued updated guidance on revenue recognition in order to 1) remove inconsistencies in revenue requirements, 2) provide a better framework for addressing revenue issues, 3) improve comparability across entities, industries, etc., 4) provide more useful information through improved disclosures, and 5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. Under the amendment, an entity should recognize revenue to depict the transfer of promised goods or services to clients in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting treatment for the incremental costs of obtaining a contract, which would not have been incurred had the contract not been obtained. Further, an entity is required to disclose sufficient information to enable the user of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows from contracts with clients. The updated guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier adoption is permitted for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In April 2014, the FASB issued updated guidance on reporting discontinued operations and disclosures of disposals of components of an entity. Under the amendment, only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. Additionally, the elimination of the component's operations, cash flows and significant continuing involvement conditions have been removed. Further, an equity method investment could be reported as discontinued operations. The updated guidance is effective prospectively for all disposals or classifications as held-for-sale that occur within annual periods beginning after December 15, 2014. Adoption of this guidance did not have a material impact on our consolidated financial statements.

Note 2 – Investment in Affiliates, Net

Investments in affiliates are accounted for under the equity method of accounting as we are deemed to have significant influence over the affiliate but do not control or have a majority voting interest in the affiliate. Investments are carried at the cost of acquisition, including subsequent capital contributions and loans from us, plus our equity in undistributed earnings or losses since inception of the investment. We recorded equity in earnings of affiliates, net of tax of $4.7 million and $3.9 million for the three months ended June 30, 2015 and 2014, respectively, and $8.4 million and $6.3 million for the six months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015 and 2014, we recorded $5.2 million and $4.9 million, respectively, of operating revenues and $3.1 million and $3.2 million, respectively, of operating expenses related to our investment in affiliates. In addition, for the six months ended June 30, 2015 and 2014, we recorded $9.4 million and $8.9 million, respectively, of operating revenues and $6.5 million and $6.2 million, respectively of operating expenses related to our investment in affiliates.

One of our subsidiaries owns a 50.1% interest in RELS LLC ("RELS"), a provider of appraisals and appraisal management services used in connection with mortgage loan originations. This investment contributed 85.9% and 83.5% of our total equity in earnings of affiliates, net of tax, for the three months ended June 30, 2015 and 2014, respectively, and 84.9% for each of the six months ended June 30, 2015 and 2014. The following summarizes the financial information for this investment (assuming 100% ownership interest):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Statements of income
Total revenues	$69,759	$60,978	$128,205	$108,501
Expenses and other	56,806	50,526	105,068	91,334
Net income attributable to RELS LLC	$12,953	$10,452	$23,137	$17,167
CoreLogic equity in earnings of affiliate, pre-tax	$6,489	$5,236	$11,592	$8,601

See Note 9 - Fair Value of Financial Instruments for further discussion on investment in affiliates, net, measured at fair value on a nonrecurring basis.

Note 3 - Property and Equipment, Net

Property and equipment, net as of June 30, 2015 and December 31, 2014 consists of the following:

(in thousands)	2015	2014
Land	$4,000	$4,000
Buildings	230	230
Furniture and equipment	81,503	91,397
Capitalized software	714,109	701,482
Leasehold improvements	29,747	30,001
	829,589	827,110
Less accumulated depreciation	(478,620)	(458,496)
Property and equipment, net	$350,969	$368,614

Depreciation expense for property and equipment was approximately $19.2 million and $17.1 million for the three months ended June 30, 2015 and 2014, respectively, and $37.1 million and $31.0 million for the six months ended June 30, 2015 and 2014, respectively. See Note 9 - Fair Value of Financial Instruments for further discussion on property and equipment, net measured at fair value on a nonrecurring basis.

Note 4 – Goodwill, Net

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by operating segment and reporting unit, for the six months ended June 30, 2015, is as follows:

(in thousands)	D&A	TPS	Consolidated
Balance as of January 1, 2015
Goodwill	$957,929	$876,470	$1,834,399
Accumulated impairment losses	(600)	(53,041)	(53,641)
Goodwill, net	957,329	823,429	1,780,758
Translation adjustments	(11,082)	42	(11,040)
Other	(100)	100	—
Balance as of June 30, 2015
Goodwill, net	$946,147	$823,571	$1,769,718

Note 5 – Other Intangible Assets, Net

Other intangible assets, net consist of the following:

	June 30, 2015			December 31, 2014
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Client lists	$391,040	$(206,033)	$185,007	$394,070	$(192,612)	$201,458
Non-compete agreements	9,319	(7,670)	1,649	9,332	(7,351)	1,981
Trade names and licenses	92,813	(23,158)	69,655	93,497	(18,666)	74,831
	$493,172	$(236,861)	$256,311	$496,899	$(218,629)	$278,270

Amortization expense for other intangible assets, net was $9.8 million and $10.0 million for the three months ended June 30, 2015 and 2014, respectively, and $19.6 million and $17.6 million for the six months ended June 30, 2015 and 2014, respectively.

Estimated amortization expense for other intangible assets, net for the next five years is as follows:

(in thousands)
Remainder of 2015	$18,976
2016	32,570
2017	30,622
2018	29,818
2019	26,926
Thereafter	117,399
$256,311

Note 6 – Long-Term Debt

Our long-term debt consists of the following:

	June 30,	December 31,
(in thousands)	2015	2014
Acquisition-related note:
Non-interest bearing acquisition note, $5.0 million installment due March 2016	$4,772	$4,623
Notes:
7.25% senior notes due June 2021	393,000	393,000

7.55% senior debentures due April 2028	59,645	59,645
Bank debt:
Term loan facility borrowings due April 2020, weighted-average interest rate of 2.04% at June 30, 2015	850,000	—
Revolving line of credit borrowings due March 2019, weighted-average interest rate of 3.92% at December 31, 2014, extinguished April 2015	—	85,000
Term loan facility borrowings due March 2019, weighted-average interest rate of 2.41% at December 31, 2014, extinguished April 2015	—	786,250
Other debt:
Various debt instruments with maturities through 2018	1,917	2,045
Total long-term debt	1,309,334	1,330,563
Less current portion of long-term debt	48,064	11,352
Long-term debt, net of current portion	$1,261,270	$1,319,211

As of June 30, 2015 and December 31, 2014, we have recorded $3.5 million and $9.2 million, respectively, of accrued interest expense on our debt-related instruments.

Senior Notes

On May 20, 2011, we issued $400.0 million aggregate principal amount of 7.25% senior notes due 2021 (the "Notes"). The Notes are guaranteed on a senior unsecured basis by each of our existing and future direct and indirect subsidiaries that guarantee our Credit Agreement (defined below). Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is 100% owned and the guarantees of the Notes are joint and several and full and unconditional. The combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the combined consolidating adjustments and eliminations and the consolidated accounts for CoreLogic, Inc. (the

"Parent") for the dates and periods indicated are included in Note 16 - Guarantor Subsidiaries. The guarantees are subject to release under certain customary circumstances. The indenture governing the Notes provides that the guarantees may be automatically and unconditionally released only upon the following circumstances: 1) the guarantor is sold or sells all of its assets in compliance with the terms of the indenture; 2) the guarantor is released from its guarantee obligations under the Credit Agreement; 3) the guarantor is properly designated as an “unrestricted subsidiary;” or 4) the requirements for legal or covenant defeasance or satisfaction and discharge have been satisfied. The maximum potential amounts that could be required to be paid under the guarantees are essentially equal to the outstanding principal and interest under the Notes. There are no significant restrictions on the ability of the Parent or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan. The Notes bear interest at 7.25% per annum and mature on June 1, 2021. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2011. As of June 30, 2015, we were in compliance with all of our covenants under the indenture.

Credit Agreement

On April 21, 2015, we amended and restated our senior secured credit facility (the "Credit Agreement") with Bank of America, N.A. as administrative agent and other financial institutions. The Credit Agreement provides for an $850.0 million five-year term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility") expiring on April 21, 2020. The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $750.0 million in the aggregate. As of June 30, 2015, we were in compliance with all of our covenants under the Credit Agreement.

Debt Issuance Costs

In connection with the amendment and restatement of the Credit Agreement, we incurred approximately $6.5 million of debt issuance costs of which $0.4 million were expensed in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2015. We capitalized the remaining $6.1 million of debt issuance costs within other assets in the accompanying condensed consolidated balance sheets, and will amortize these costs over the term of the Credit Agreement.

When we amended and restated the Credit Agreement, we had unamortized costs of $14.8 million related to previously recorded debt issuance costs, which we will amortize over the term of the Credit Agreement. In connection with the amendment and restatement of the Credit Agreement, during the six months ended June 30, 2015, we wrote-off $1.6 million of unamortized debt issuance costs.

7.55% Senior Debentures

In April 1998, we issued $100.0 million in aggregate principal amount of 7.55% senior debentures due 2028. In April 2010, in anticipation of the spin-off of our financial services businesses into a new, publicly-traded, New York Stock Exchange-listed company called First American Financial Corporation ("FAFC") in June 2010 ("Separation"), we commenced a cash tender offer for these debentures and also solicited consent from the holders thereof to expressly affirm that the Separation would not conflict with the terms of the debentures. See Note 11 - Litigation and Regulatory Contingencies for further discussion on the Separation. In April 2010, we announced that valid consents were tendered representing over 50.0% of the outstanding debentures. Accordingly, we received the requisite approvals from debenture holders and amended the related indentures. The indentures governing these debentures, as amended, contain limited restrictions on the Company.

Acquisition-Related Notes

In March 2011, we entered into a settlement services joint venture with Speedy Title & Appraisal Review Services LLC ("STARS"). Our initial investment in STARS was $20.0 million and we also issued a note payable for an additional $15.0 million of consideration, which is non-interest bearing and due in three equal installments. As of June 30, 2015, the discounted balance outstanding under the note was $4.8 million.

Interest Rate Swaps

In May 2014, we entered into amortizing interest rate swap transactions ("Swaps"). The Swaps became effective on December 31, 2014 and terminate in March 2019. The Swaps are for an initial notional balance of $500.0 million, with a fixed interest rate of 1.57%, and amortize quarterly by $12.5 million through December 31, 2017 and $25.0 million through

December 31, 2018, with a remaining notional amount of $250.0 million. We entered into the Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges resulted in a liability of $5.5 million and $3.8 million at June 30, 2015 and December 31, 2014, respectively, which is included in the accompanying condensed consolidated balance sheets as a component of other liabilities.

Our previous amortizing interest rate swap transactions entered into in June 2011 were terminated with a realized loss of $4.1 million for the six months ended June 30, 2014 upon full repayment of the underlying debt associated with the terminated credit agreement.

Unrealized gains of $1.1 million (net of $0.7 million in deferred taxes) and unrealized losses of $0.6 million (net of $0.4 million in deferred taxes) were recognized in other comprehensive income/(loss) related to the Swaps for the three months ended June 30, 2015 and 2014, respectively. In addition, unrealized losses of $1.1 million (net of $0.7 million in deferred taxes) and unrealized losses of $0.7 million (net of $0.4 million in deferred taxes) were recognized in other comprehensive income/(loss) related to the Swaps for the six months ended June 30, 2015 and 2014, respectively.

Note 7 – Income Taxes

The effective income tax rate for income taxes as a percentage of income from continuing operations before equity in earnings of affiliates and income taxes was 33.1% and 27.2% for the three months ended June 30, 2015 and 2014, respectively, and 32.0% and 33.0% for the six months ended June 30, 2015 and 2014, respectively. For both the three and six months ended June 30, 2015, we released a foreign valuation allowance of approximately $2.8 million due to the emergence from cumulative losses in recent years and a return to sustainable operating profits, as well as projections of future taxable income.

For the three months ended June 30, 2015 when compared to 2014, the increase in the effective income tax rate was primarily attributable to foreign rate differentials in jurisdictions with tax rates lower than the U.S. and non-recurring discrete items associated with the disposition of collateral solutions and field services businesses in 2014, partially offset by the favorable release of certain foreign valuation allowances. For the six months ended June 30, 2015, when compared to 2014, the decrease in the effective income tax rate was primarily attributable to the release of certain foreign valuation allowances, foreign rate differentials in jurisdictions with tax rates lower than the U.S. and favorable discrete adjustments in our uncertain tax benefits, partially offset by non-recurring discrete items associated with the disposition of collateral solutions and field services businesses in 2014.

Income taxes included in equity in earnings of affiliates were $3.1 million and $2.4 million for the three months ended June 30, 2015 and 2014, respectively, and $5.5 million and $3.9 million for the six months ended June 30, 2015 and 2014, respectively. For the purpose of segment reporting, these amounts are not reflected at the segment level.

We are currently under examination for the years 2005 to 2011 by the U.S. federal and various state taxing authorities. It is reasonably possible the amount of unrecognized tax benefit with respect to certain unrecognized tax positions could significantly increase or decrease within the next twelve months. We estimate the unrecognized tax benefit could decrease by up to $21.6 million within the next twelve months. The estimated change is primarily related to IRS audits, subject to the FAFC indemnification, and will have no impact to net income. See Note 11 - Litigation and Regulatory Contingencies for further discussion on FAFC.

Note 8 – Earnings Per Share

The following is a reconciliation of net income per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
(in thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income from continuing operations	$33,006	$26,739	$62,297	$23,561
Loss from discontinued operations, net of tax	(217)	(10,750)	(329)	(10,363)
Net income attributable to CoreLogic	$32,789	$15,989	$61,968	$13,198
Denominator:
Weighted-average shares for basic income per share	89,654	91,750	89,702	91,591
Dilutive effect of stock options and restricted stock units	1,309	1,312	1,336	1,644
Weighted-average shares for diluted income per share	90,963	93,062	91,038	93,235
Income per share
Basic:
Net income from continuing operations	$0.37	$0.29	$0.69	$0.26
Loss from discontinued operations, net of tax	—	(0.12)	—	(0.11)
Net income attributable to CoreLogic	$0.37	$0.17	$0.69	$0.15
Diluted:
Net income from continuing operations	$0.36	$0.29	$0.68	$0.25
Loss from discontinued operations, net of tax	—	(0.12)	—	(0.11)
Net income attributable to CoreLogic	$0.36	$0.17	$0.68	$0.14

The dilutive effect of stock-based compensation awards has been calculated using the treasury-stock method. For the three months ended June 30, 2015 and 2014, an aggregate of less than 0.1 million stock options and 0.7 million restricted stock units ("RSUs") and stock options, respectively, were excluded from the weighted-average diluted common shares outstanding due to their anti-dilutive effect. For the six months ended June 30, 2015 and 2014, 0.2 million RSUs, performance-based restricted stock units ("PBRSUs") and stock options and 0.2 million stock options, respectively, were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect.

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

Restricted cash

Restricted cash is comprised of certificates of deposit that are pledged for various letters of credit. We deem the carrying value to be a reasonable estimate of fair value due to the nature of these instruments.

Marketable securities

Equity securities are classified as available-for-sale securities and are valued using quoted prices in active markets for similar assets.

Long-term debt

The fair value of long-term debt was estimated based on the current rates available to us for similar debt of the same remaining maturities and consideration of our default and credit risk.

Interest rate swap agreements

The fair value of the interest rate swap agreements was estimated based on market-value quotes received from the counterparties to the agreements.

The fair values of our financial instruments as of June 30, 2015 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Fair Value
Financial Assets:
Cash and cash equivalents	$113,128	$—	$113,128
Restricted cash	—	11,706	11,706
Marketable securities	23,800	—	23,800
Total Financial Assets	$136,928	$11,706	$148,634

Financial Liabilities:
Total debt	$—	$1,303,256	$1,303,256

Derivatives:
Liability for interest rate swap agreements	$—	$5,510	$5,510

The fair values of our financial instruments as of December 31, 2014 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Fair Value
Financial Assets:
Cash and cash equivalents	$104,677	$—	$104,677
Restricted cash	—	12,360	12,360
Marketable securities	22,264	—	22,264
Total Financial Assets	$126,941	$12,360	$139,301

Financial Liabilities:
Total debt	$—	$1,323,201	$1,323,201

Derivatives:
Liability for interest rate swap agreements	$—	$3,781	$3,781

The following table presents non-financial instruments that were measured at fair value, on a nonrecurring basis, as of June 30, 2015 and impairment losses for the three and six months ended June 30, 2015:

	As of June 30, 2015
(in thousands)	Fair Value Measurements Using			Impairment Losses
	Level 1	Level 2	Level 3	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Property and equipment, net	$—	$—	$—	$—	$58

The following table presents non-financial instruments that were measured at fair value, on a nonrecurring basis, as of June 30, 2014 and impairment losses for the three and six months ended June 30, 2014:

	As of June 30, 2014
(in thousands)	Fair Value Measurements Using			Impairment Losses
	Level 1	Level 2	Level 3	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Property and equipment, net	$—	$—	$—	$174	$322
Goodwill, net	—	—	—	3,900	3,900
Investment in affiliates, net	—	—	—	360	360
	$—	$—	$—	$4,434	$4,582

We recorded non-cash impairment charges of $0.2 million for the three months ended June 30, 2014, and $0.1 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively, in our property and equipment, net primarily related to internally developed software. In addition, we recorded non-cash impairment charges of $3.9 million for the three and six months ended June 30, 2014 in our goodwill, net related to our technology solutions, solutions express and outsourcing services businesses. In addition, we recorded non-cash impairment charges of $0.4 million for the three and six months ended June 30, 2014 in our investment in affiliates, net, due to other-than-temporary loss in value from the absence of an ability to recover the carrying amount of the investment.

Note 10 – Stock-Based Compensation

We currently issue equity awards under the Amended and Restated CoreLogic, Inc. 2011 Performance Incentive Plan which was initially approved by our stockholders at our Annual Meeting held on May 19, 2011 with an amendment and restatement approved by our stockholders on July 29, 2014 (the “Plan”). The Plan includes the ability to grant RSUs, PBRSUs and stock options. Prior to the approval of the Plan, we issued share-based awards under the CoreLogic, Inc. 2006 Incentive Plan (the “2006 Plan”). The Plan provides for up to 21,930,000 shares of the Company's common stock to be available for award grants.

We have primarily utilized RSUs, PBRSUs and stock options as our share-based compensation instruments for employees and directors. The fair value of any share-based compensation instrument grant is based on the market value of our shares on the date of grant and is recognized as compensation expense over its vesting period.

Restricted Stock Units

For the six months ended June 30, 2015 and 2014, we awarded 939,354 and 772,238 RSUs, respectively, with an estimated grant-date fair value of $33.2 million and $23.6 million, respectively. The majority of the RSU awards will vest ratably over three years.

RSU activity for the six months ended June 30, 2015 is as follows:

	Number of	Weighted-Average Grant-Date
(in thousands, except weighted-average fair value prices)	Shares	Fair Value
Unvested RSUs outstanding at December 31, 2014	1,380	$27.17
RSUs granted	939	$35.33
RSUs vested	(627)	$24.70
RSUs forfeited	(50)	$30.22
Unvested RSUs outstanding at June 30, 2015	1,642	$32.68

As of June 30, 2015, there was $39.6 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.0 years. The fair value of RSUs is based on the market value of our common stock on the date of grant.

Performance-Based Restricted Stock Units

For the six months ended June 30, 2015 and 2014, we awarded 222,788 and 367,558 PBRSUs, respectively, with an estimated grant-date fair value of $7.6 million and $11.6 million, respectively. These awards are subject to service-based, performance-based and market-based vesting conditions. For the PBRSUs awarded during the six months ended June 30, 2015, the performance period is from January 1, 2015 to December 31, 2017 and the performance metric is adjusted earnings per share and market-based conditions. Subject to satisfaction of the performance criteria, the 2015 awards will vest on December 31, 2017.

The performance period for the PBRSUs awarded during the six months ended June 30, 2014 is from January 1, 2014 to December 31, 2016 and the performance metric is adjusted earnings per share and market-based conditions. Subject to satisfaction of the performance criteria, the majority of the 2014 awards will vest on December 31, 2016.

The fair values of the 2015 and 2014 awards were estimated using Monte-Carlo simulation with the following weighted-average assumptions:

	For the Six Months Ended June 30,
	2015	2014

Expected dividend yield	—%	—%
Risk-free interest rate (1)	0.93%	0.74%
Expected volatility (2)	24.01%	27.88%
Average total stockholder return (2)	8.37%	(0.90)%

(1)	The risk-free interest rate for the periods within the contractual term of the PBRSUs is based on the U.S. Treasury yield curve in effect at the time of the grant.

(2)
The expected volatility and average total stockholder return is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

PBRSU activity for the six months ended June 30, 2015 is as follows:

	Number of	Weighted-Average Grant-Date
(in thousands, except weighted-average fair value prices)	Shares	Fair Value
Unvested PBRSUs outstanding at December 31, 2014	903	$22.19
PBRSUs granted	223	$34.01
PBRSUs vested	(415)	$16.51
PBRSUs forfeited	(17)	$29.94
Unvested PBRSUs outstanding at June 30, 2015	694	$29.21

As of June 30, 2015, there was $13.6 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 2.3 years. The fair value of PBRSUs is based on the market value of our common stock on the date of grant.

Stock Options

In 2014, we issued stock options as incentive compensation for certain employees. The exercise price of each stock option is the closing market price of our common stock on the date of grant. The options vest in three equal annual installments on the first, second and third anniversaries of the grant date and expire ten years after the grant date. The fair values of these stock options were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

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

For the six months ended June 30, 2014, we awarded 290,737 options, with an estimated fair value of $9.1 million, respectively. There were no options awarded for the six months ended June 30, 2015. Option activity for the six months ended June 30, 2015 is as follows:

(in thousands, except weighted-average price)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	2,562	$22.32
Options exercised	(461)	$23.65
Options canceled	(13)	$28.66
Options outstanding at June 30, 2015	2,088	$21.99	5.0	$36,970
Options vested and expected to vest at June 30, 2015	2,076	$21.94	5.0	$36,847
Options exercisable at June 30, 2015	1,814	$20.87	4.6	$34,128

As of June 30, 2015, there was $2.3 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 1.4 years.

The intrinsic value of options exercised was $5.9 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively. This intrinsic value represents the difference between the fair market value of our common stock on the date of exercise and the exercise price of each option.

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

The following table sets forth the stock-based compensation expense recognized for the three and six months ended June 30, 2015 and 2014.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
RSUs	$6,819	$5,010	$12,833	$10,429
PBRSUs	2,272	1,503	4,052	2,746
Stock options	474	1,116	1,037	2,221
Employee stock purchase plan	242	148	617	412
	$9,807	$7,777	$18,539	$15,808

The above includes $0.8 million and $0.6 million of stock-based compensation expense within cost of services in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2015 and 2014, respectively, and $1.4 million and $1.0 million for the six months ended June 30, 2015 and 2014, respectively. It also includes less than $0.1 million for the three and six months ended June 30, 2014, respectively, of stock-based compensation expense reported within loss from discontinued operations in the accompanying condensed consolidated statements of operations.

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

On December 12, 2014, the court preliminarily approved the settlement. Notice to the class was subsequently made and, after a final fairness hearing on April 24, 2015, the court entered final judgment on April 27, 2015 approving the settlement and dismissing the case with prejudice.

Separation

Following the Separation, we are responsible for a portion of FAFC's contingent and other corporate liabilities. In the Separation and Distribution Agreement we entered into in connection with the Separation, we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary. At June 30, 2015, no reserves were considered necessary.

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

Note 12 – Acquisitions

In March 2014, we completed the acquisition of Marshall & Swift/Boeckh ("MSB") and DataQuick Information Systems ("DataQuick"). In addition, we acquired the assets of the credit, flood services and automated valuation model operations of DataQuick Lending Solutions and certain intellectual property assets of Decision Insight Information Group S.à r.l. The total consideration paid in connection with the MSB/DataQuick acquisition was approximately $652.5 million in cash, which was primarily funded through borrowings under our Credit Agreement. The acquisition of MSB/DataQuick significantly expanded our footprint in property and casualty insurance and added scale to our existing property data and analytics business, which was a contributing factor to the recording of goodwill. The operations of MSB and DataQuick's data licensing and analytics units are reported within our Data & Analytics ("D&A") segment and DataQuick's flood zone determination and credit servicing operations are reported within our Technology and Processing Solutions ("TPS") segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. Any excess of the purchase price over the fair value of identified assets acquired and liabilities assumed was recognized as goodwill. The allocation of the purchase price is as follows:

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

We reported revenues of approximately $23.6 million from MSB/DataQuick from the acquisition date of March 25, 2014 through June 30, 2014.

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

In September 2013, we acquired an additional 10% interest in New Zealand based Property IQ Ltd. ("PIQ") for NZD$3.3 million, or $2.6 million, resulting in a 60.0% controlling interest. In connection with the acquisition, the other holder has the right to sell its remaining noncontrolling shares in PIQ to us (the "put") and we have the right to purchase the remaining noncontrolling interest in PIQ at fair value (the "call"). As the call and put do not represent separate assets or liabilities and the exercise of the put is outside of our control, the noncontrolling interest of NZD$13.2 million, or $10.2 million, was recorded on the date of acquisition as redeemable noncontrolling interest in the accompanying condensed consolidated balance sheet. We recognized $0.3 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively, and $0.5 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively, of net income in connection with the redeemable noncontrolling interest. As of June 30, 2015, we recorded accumulated adjustments to redeemable noncontrolling interest and retained earnings to increase the estimated redemption value by $6.1 million.

Note 14 – Discontinued Operations

On September 30, 2014, we completed the sale of our collateral solutions and field services businesses, which were included in our previous Asset Management and Processing Solutions ("AMPS") segment, for total consideration of $29.1 million, subject to working capital adjustments, as well as potential earn-outs of up to $20.0 million, which will be recognized only when realized.

Summarized below are certain assets and liabilities classified as discontinued operations as of June 30, 2015 and December 31, 2014:

(in thousands)	D&A		TPS
As of June 30, 2015	Marketing	Consumer	Appraisal	AMPS	Total
Deferred income tax asset and other current assets	$177	$149	$34	$638	$998
Total assets	$177	$149	$34	$638	$998

Accounts payable and accrued expenses	$420	$88	$267	$1,822	$2,597
Other liabilities	—	—	66	224	290
Total liabilities	$420	$88	$333	$2,046	$2,887

As of December 31, 2014
Deferred income tax asset and other current assets	$177	$149	$3,808	$133	$4,267
Total assets	$177	$149	$3,808	$133	$4,267

Total liabilities	$194	$88	$10,941	$2,481	$13,704

Summarized below are the components of our (loss)/income from discontinued operations for the three and six months ended June 30, 2015 and 2014:

(in thousands)	D&A		TPS
For the Three Months Ended June 30, 2015	Marketing	Consumer	Appraisal	AMPS	Total
Operating revenue	$—	$—	$—	$—	$—
Loss from discontinued operations before income taxes	(292)	—	(11)	(48)	(351)
Income tax benefit	(67)	—	(60)	(7)	(134)
(Loss)/income from discontinued operations, net of tax	$(225)	$—	$49	$(41)	$(217)

For the Three Months Ended June 30, 2014
Operating revenue	$—	$—	$—	$32,292	$32,292
(Loss)/income from discontinued operations before income taxes	(640)	—	(17,341)	2,886	(15,095)
Income tax (benefit)/provision	(245)	—	(6,632)	2,532	(4,345)
(Loss)/income from discontinued operations, net of tax	$(395)	$—	$(10,709)	$354	$(10,750)

	D&A		TPS
For the Six Months Ended June 30, 2015	Marketing	Consumer	Appraisal	AMPS	Total
Operating revenue	$—	$—	$—	$—	$—
Loss from discontinued operations before income taxes	(377)	—	(13)	(142)	(532)
Income tax (benefit)/provision	(100)	—	(60)	(43)	(203)
(Loss)/income from discontinued operations, net of tax	$(277)	$—	$47	$(99)	$(329)

For the Six Months Ended June 30, 2014
Operating revenue	$—	$—	$—	$59,398	$59,398
(Loss)/income from discontinued operations before income taxes	(890)	—	(17,941)	4,327	(14,504)
Income tax (benefit)/provision	(340)	—	(6,861)	3,060	(4,141)
(Loss)/income from discontinued operations, net of tax	$(550)	$—	$(11,080)	$1,267	$(10,363)

Note 15 – Segment Information

We have organized our reportable segments into two segments: D&A and TPS. We also separately report on our corporate and eliminations group.

Data & Analytics. Our D&A segment owns or licenses data assets including loan information, property sales and characteristic information, property risk and replacement cost, information on mortgage-backed securities, criminal and eviction records and employment verification information. We both license our data directly to our clients and provide our clients with analytical products and workflow solutions for risk management, multiple listing services ("MLS"), insurance underwriting, collateral assessment, loan quality reviews and fraud assessment. We are also a provider of geospatial proprietary software and databases combining geographic mapping and our data assets. Our primary clients are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, MLS companies, property and casualty insurance companies, title insurance companies and government agencies and sponsored enterprises.

Our D&A segment includes intercompany revenues of $1.4 million and $1.3 million for the three months ended June 30, 2015 and 2014, respectively, and $2.6 million and $2.1 million for the six months ended June 30, 2015 and 2014, respectively. The segment also includes intercompany expenses of $1.3 million and $2.3 million for the three months ended June 30, 2015 and 2014, respectively, and $2.6 million and $3.0 million for the six months ended June 30, 2015 and 2014, respectively.

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

Our TPS segment includes intercompany revenues of $1.2 million and $1.5 million for the three months ended June 30, 2015 and 2014, respectively, and $2.4 million and $3.1 million for the six months ended June 30, 2015 and 2014, respectively. The segment also includes intercompany expenses of $1.3 million and $1.4 million for the three months ended June 30, 2015 and 2014, respectively, and $2.4 million and $2.1 million for the six months ended June 30, 2015 and 2014, respectively.

Corporate consists primarily of corporate personnel and other expenses associated with our corporate functions and facilities, investment gains and losses, equity in earnings of affiliates, net of tax, and interest expense.

It is impracticable to disclose revenues from external clients for each product and service offered.

Selected financial information by reportable segment is as follows:

(in thousands)
For the Three Months Ended June 30, 2015	Operating Revenues	Depreciation and Amortization	Operating Income/(Loss)	Equity in Earnings/(Loss) of Affiliates, Net of Tax	Net Income/(Loss) From Continuing Operations	Capital Expenditures
D&A	$174,584	$25,823	$24,878	$(383)	$24,401	$12,437
TPS	213,992	6,545	57,114	8,068	65,099	1,262
Corporate	9	4,904	(21,285)	(3,018)	(56,236)	3,863
Eliminations	(2,572)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$386,013	$37,272	$60,707	$4,667	$33,264	$17,562

For the Three Months Ended June 30, 2014
D&A	$170,770	$25,812	$28,141	$(202)	$27,960	$15,397
TPS	198,066	6,615	32,705	6,409	45,053	1,971
Corporate	(97)	2,939	(19,826)	(2,333)	(46,044)	4,849
Eliminations	(2,769)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$365,970	$35,366	$41,020	$3,874	$26,969	$22,217

For the Six Months Ended June 30, 2015
D&A	$340,135	$51,426	$51,283	$(905)	$50,244	$29,371
TPS	415,612	13,317	101,287	14,731	115,860	2,699
Corporate	32	8,449	(42,598)	(5,392)	(103,342)	8,133
Eliminations	(4,995)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$750,784	$73,192	$109,972	$8,434	$62,762	$40,203

For the Six Months Ended June 30, 2014
D&A	$309,628	$45,904	$43,957	$(215)	$43,741	$27,647
TPS	387,564	13,094	57,906	10,387	74,098	4,832
Corporate	—	5,874	(46,019)	(3,915)	(93,783)	10,350
Eliminations	(5,118)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$692,074	$64,872	$55,844	$6,257	$24,056	$42,829

(in thousands)	As of	As of
Assets	June 30, 2015	December 31, 2014
D&A	$1,848,693	$1,886,478
TPS	1,336,500	1,297,903
Corporate	5,103,449	5,102,328
Eliminations	(4,768,293)	(4,774,614)
Consolidated (excluding assets of discontinued operations)	$3,520,349	$3,512,095

Note 16 - Guarantor Subsidiaries

As discussed in Note 6 - Long-Term Debt, the Notes are guaranteed on a senior unsecured basis by each of our existing and future direct and indirect subsidiaries that guarantee our Credit Agreement. These guarantees are required in support of the Notes, are coterminous with the terms of the Notes and would require performance upon certain events of default referred to in the respective guarantees.The indenture governing the Notes provides that the guarantees may be automatically and unconditionally released upon the following circumstances: 1) the guarantor is sold or sells all of its assets in compliance with the terms of the indenture; 2) the guarantor is released from its guarantee obligations under the Credit Agreement; 3) the guarantor is properly designated as an “unrestricted subsidiary;” or 4) the requirements for legal or covenant defeasance or satisfaction and discharge have been satisfied.

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

	Condensed Balance Sheet
	As of June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Cash and cash equivalents	$71,505	$4,201	$37,422	$—	$113,128
Accounts receivable	—	243,098	23,968	—	267,066
Other current assets	57,794	117,320	4,515	(327)	179,302
Property and equipment, net	16,209	310,912	23,848	—	350,969
Goodwill, net	—	1,612,388	157,330	—	1,769,718
Other identifiable intangible assets, net	262	225,738	30,311	—	256,311
Capitalized data and database cost, net	—	256,793	73,176	—	329,969
Investments in affiliates, net	—	103,195	354	—	103,549
Deferred income tax assets, long-term	49,365	—	—	(49,365)	—
Restricted cash	10,511	—	1,195	—	11,706
Investment in subsidiaries	2,433,862	—	—	(2,433,862)	—
Intercompany receivable	88,554	283,808	—	(372,362)	—
Other assets	107,080	30,987	1,562	—	139,629
Total assets	$2,835,142	$3,188,440	$353,681	$(2,855,916)	$3,521,347

Liabilities and equity:
Current liabilities	$136,719	$396,088	$39,522	$(327)	$572,002
Long-term debt, net of current	1,260,145	1,125	—	—	1,261,270
Deferred revenue, net of current	—	423,273	2	—	423,275
Deferred income taxes, long term	—	93,590	18,532	(49,365)	62,757
Intercompany payable	283,807	22,325	66,230	(372,362)	—
Other liabilities	134,116	28,039	1,536	—	163,691
Redeemable noncontrolling interest	—	—	17,997	—	17,997
Total CoreLogic stockholders' equity	1,020,355	2,224,000	209,862	(2,433,862)	1,020,355
Total liabilities and equity	$2,835,142	$3,188,440	$353,681	$(2,855,916)	$3,521,347

	Condensed Balance Sheet
	As of December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Cash and cash equivalents	$61,602	$8,733	$34,342	$—	$104,677
Accounts receivable	—	189,138	25,206	—	214,344
Other current assets	55,867	120,531	5,206	—	181,604
Property and equipment, net	17,261	325,638	25,715	—	368,614
Goodwill, net	—	1,612,388	168,370	—	1,780,758
Other identifiable intangible assets, net	290	242,170	35,810	—	278,270
Capitalized data and database cost, net	—	254,236	79,029	—	333,265
Investments in affiliates, net	—	103,598	—	—	103,598
Deferred income tax assets, long-term	49,365	—	—	(49,365)	—
Restricted cash	11,035	—	1,325	—	12,360
Investment in subsidiaries	2,350,467	—	—	(2,350,467)	—
Intercompany receivable	89,780	158,939	—	(248,719)	—
Other assets	105,262	31,925	1,685	—	138,872
Total assets	$2,740,929	$3,047,296	$376,688	$(2,648,551)	$3,516,362

Liabilities and equity:
Current liabilities	$123,196	$389,170	$38,224	$—	$550,590
Long-term debt, net of current	1,313,270	5,941	—	—	1,319,211
Deferred revenue, net of current	—	389,302	6	—	389,308
Deferred income taxes, long term	—	91,197	22,147	(49,365)	63,979
Intercompany payable	158,939	22,325	67,455	(248,719)	—
Other liabilities	131,357	27,930	1,797	—	161,084
Redeemable noncontrolling interest	—	—	18,023	—	18,023
Total CoreLogic stockholders' equity	1,014,167	2,121,431	229,036	(2,350,467)	1,014,167
Total liabilities and equity	$2,740,929	$3,047,296	$376,688	$(2,648,551)	$3,516,362

	Condensed Statement of Operations
	For the Three Months Ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$354,003	$32,010	$—	$386,013
Intercompany revenues	—	—	180	(180)	—
Cost of services (exclusive of depreciation and amortization below)	—	177,668	12,089	(14)	189,743
Selling, general and administrative expenses	13,681	72,626	12,150	(166)	98,291
Depreciation and amortization	1,223	30,113	5,936	—	37,272
Impairment loss	—	—	—	—	—
Operating (loss)/income	(14,904)	73,596	2,015	—	60,707
Total interest expense, net	(15,744)	(333)	(521)	—	(16,598)
Loss on investments and other, net	(1,278)	—	(78)	—	(1,356)
(Benefit)/provision for income taxes	(15,225)	28,384	997	—	14,156
Equity in earnings/(loss) of affiliates, net of tax	—	4,999	(332)	—	4,667
Equity in earnings of subsidiary, net of tax	49,490	—	—	(49,490)	—
Net income from continuing operations, net of tax	32,789	49,878	87	(49,490)	33,264
Loss from discontinued operations, net of tax	—	(217)	—	—	(217)
Net income	32,789	49,661	87	(49,490)	33,047
Less: Net income attributable to noncontrolling interest	—	—	258	—	258
Net income/(loss) attributable to CoreLogic	$32,789	$49,661	$(171)	$(49,490)	$32,789

Net income	$32,789	$49,661	$87	$(49,490)	$33,047
Total other comprehensive income	2,788	—	630	(630)	2,788
Less: Comprehensive income attributable to noncontrolling interests	—	—	258	—	258
Comprehensive income attributable to CoreLogic	$35,577	$49,661	$459	$(50,120)	$35,577

	Condensed Statement of Operations
	For the Three Months Ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$330,262	$35,708	$—	$365,970
Intercompany revenues	—	—	90	(90)	—
Cost of services (exclusive of depreciation and amortization below)	—	177,644	14,383	61	192,088
Selling, general and administrative expenses	13,094	70,377	10,102	(151)	93,422
Depreciation and amortization	1,245	27,426	6,695	—	35,366
Impairment loss	—	4,074	—	—	4,074
Operating (loss)/income	(14,339)	50,741	4,618	—	41,020
Total interest expense, net	(15,724)	(19)	(537)	—	(16,280)
Gain on investment and other, net	976	6,016	—	—	6,992
Provision/(benefit) for income taxes	1,789	15,999	(9,151)	—	8,637
Equity in earnings of affiliates, net of tax	—	3,874	—	—	3,874
Equity in earnings of subsidiary, net of tax	46,865	—	—	(46,865)	—
Net income from continuing operations, net of tax	15,989	44,613	13,232	(46,865)	26,969
Loss from discontinued operations, net of tax	—	(10,750)	—	—	(10,750)
Net income	15,989	33,863	13,232	(46,865)	16,219
Less: Net income attributable to noncontrolling interest	—	—	230	—	230
Net income attributable to CoreLogic	$15,989	$33,863	$13,002	$(46,865)	$15,989

Net income	$15,989	$33,863	$13,232	$(46,865)	$16,219
Total other comprehensive income	6,342	—	7,041	(7,041)	6,342
Less: Comprehensive income attributable to noncontrolling interests	—	—	230	—	230
Comprehensive income attributable to CoreLogic	$22,331	$33,863	$20,043	$(53,906)	$22,331

	Condensed Statement of Operations
	For the Six Months Ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$685,904	$64,880	$—	$750,784
Intercompany revenues	—	—	379	(379)	—
Cost of services (exclusive of depreciation and amortization below)	—	351,390	23,929	(33)	375,286
Selling, general and administrative expenses	32,679	141,044	18,899	(346)	192,276
Depreciation and amortization	2,476	58,703	12,013	—	73,192
Impairment loss	—	58	—	—	58
Operating (loss)/income	(35,155)	134,709	10,418	—	109,972
Total interest expense, net	(27,144)	(797)	(1,034)	—	(28,975)
Loss on investments and other, net	(969)	—	(78)	—	(1,047)
(Benefit)/provision for income taxes	(28,571)	50,544	3,649	—	25,622
Equity in earnings/(loss) of affiliates, net of tax	—	8,855	(421)	—	8,434
Equity in earnings of subsidiary, net of tax	96,665	—	—	(96,665)	—
Net income from continuing operations, net of tax	61,968	92,223	5,236	(96,665)	62,762
Loss from discontinued operations, net of tax	—	(329)	—	—	(329)
Net income	61,968	91,894	5,236	(96,665)	62,433
Less: Net income attributable to noncontrolling interest	—	—	465	—	465
Net income attributable to CoreLogic	$61,968	$91,894	$4,771	$(96,665)	$61,968

Net income	$61,968	$91,894	$5,236	$(96,665)	$62,433
Total other comprehensive loss	(21,460)	—	(21,146)	21,146	(21,460)
Less: Comprehensive income attributable to noncontrolling interests	—	—	465	—	465
Comprehensive income/(loss) attributable to CoreLogic	$40,508	$91,894	$(16,375)	$(75,519)	$40,508

	Condensed Statement of Operations
	For the Six Months Ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$625,167	$66,907	$—	$692,074
Intercompany revenues	—	—	293	(293)	—
Cost of services (exclusive of depreciation and amortization below)	—	352,034	27,711	3	379,748
Selling, general and administrative expenses	31,685	137,167	18,832	(296)	187,388
Depreciation and amortization	2,394	49,427	13,051	—	64,872
Impairment loss	—	4,222	—	—	4,222
Operating (loss)/income	(34,079)	82,317	7,606	—	55,844
Total interest expense, net	(30,710)	(112)	(1,114)	—	(31,936)
(Loss)/gain on investments and other, net	(3,014)	5,656	—	—	2,642
(Benefit)/provision for income taxes	(22,891)	26,735	4,907	—	8,751
Equity in earnings of affiliates, net of tax	—	6,257	—	—	6,257
Equity in earnings of subsidiary, net of tax	58,110	—	—	(58,110)	—
Net income from continuing operations, net of tax	13,198	67,383	1,585	(58,110)	24,056
Loss from discontinued operations, net of tax	—	(10,363)	—	—	(10,363)
Net income	13,198	57,020	1,585	(58,110)	13,693
Less: Net income attributable to noncontrolling interest	—	—	495	—	495
Net income attributable to CoreLogic	$13,198	$57,020	$1,090	$(58,110)	$13,198

Net income	$13,198	$57,020	$1,585	$(58,110)	$13,693
Total other comprehensive loss	19,332	—	17,541	(17,541)	19,332
Less: Comprehensive income attributable to noncontrolling interests	—	—	495	—	495
Comprehensive income attributable to CoreLogic	$32,530	$57,020	$18,631	$(75,651)	$32,530

	Condensed Statement of Cash Flows
	For the Six Months Ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	$(31,881)	$145,821	$19,187	$—	$133,127
Net cash used in operating activities - discontinued operations	—	(7,372)	—	—	(7,372)
Total cash (used in)/provided by operating activities	$(31,881)	$138,449	$19,187	$—	$125,755
Cash flow from investing activities:
Purchases of property and equipment	$(1,395)	$(14,585)	$(5,516)	$—	$(21,496)
Purchases of capitalized data and other intangible assets	—	(15,811)	(2,896)	—	(18,707)
Purchases of investments	—	(1,746)	(770)	—	(2,516)
Change in restricted cash	524	—	130	—	654
Net cash used in investing activities - continuing operations	(871)	(32,142)	(9,052)	—	(42,065)
Net cash used in investing activities - discontinued operations	—	—	—	—	—
Total cash used in investing activities	$(871)	$(32,142)	$(9,052)	$—	$(42,065)
Cash flow from financing activities:
Proceeds from long-term debt	$14,375	$—	$—	$—	$14,375
Debt issuance costs	(6,452)	—	—	—	(6,452)
Repayments of long-term debt	(35,773)	(305)	—	—	(36,078)
Proceeds from issuance of stock related to stock options and employee benefit plans	18,109	—	—	—	18,109
Minimum tax withholding paid on behalf of employees for restricted stock units	(12,742)	—	—	—	(12,742)
Shares repurchased and retired	(58,720)	—	—	—	(58,720)
Excess tax benefit related to stock options	5,641	—	—	—	5,641
Intercompany payments	—	(117,906)	(8,187)	126,093	—
Intercompany proceeds	126,093	—	—	(126,093)	—
Net cash provided by/(used in) financing activities - continuing operations	50,531	(118,211)	(8,187)	—	(75,867)
Net cash provided by financing activities - discontinued operations	—	—	—	—	—
Total cash provided by/(used in) financing activities	$50,531	$(118,211)	$(8,187)	$—	$(75,867)
Effect of exchange rate on cash	—	—	1,132	—	1,132
Net increase/(decrease) in cash and cash equivalents	17,779	(11,904)	3,080	—	8,955
Cash and cash equivalents at beginning of period	61,602	8,733	34,342	—	104,677
Less: Change in cash and cash equivalents - discontinued operations	—	(7,372)	—	—	(7,372)

Plus: Cash swept to discontinued operations	(7,876)	—	—	—	(7,876)
Cash and cash equivalents at end of period	$71,505	$4,201	$37,422	$—	$113,128

	Condensed Statement of Cash Flows
	For the Six Months Ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	$(6,141)	$116,046	$18,198	$—	$128,103
Net cash provided by operating activities - discontinued operations	—	7,430	—	—	7,430
Total cash (used in)/provided by operating activities	$(6,141)	$123,476	$18,198	$—	$135,533
Cash flow from investing activities:
Purchases of property and equipment	$(1,166)	$(19,415)	$(5,715)	$—	$(26,296)
Purchases of capitalized data and other intangible assets	—	(14,327)	(2,206)	—	(16,533)
Cash paid for acquisitions, net of cash acquired	—	(640,918)	(29,118)	—	(670,036)
Proceeds from sale of property and equipment	—	36	—	—	36
Change in restricted cash	(700)	307	(101)	—	(494)
Net cash used in investing activities - continuing operations	(1,866)	(674,317)	(37,140)	—	(713,323)
Net cash used in investing activities - discontinued operations	—	—	—	—	—
Total cash used in investing activities	$(1,866)	$(674,317)	$(37,140)	$—	$(713,323)
Cash flow from financing activities:
Proceeds from long-term debt	$690,017	$—	$—	$—	$690,017
Debt issuance costs	(14,042)	—	—	—	(14,042)
Repayments of long-term debt	(51,892)	(4,658)	—	—	(56,550)
Proceeds from issuance of stock related to stock options and employee benefit plans	4,440	—	—	—	4,440
Minimum tax withholding paid on behalf of employees for restricted stock units	(15,034)	—	—	—	(15,034)
Shares repurchased and retired	(32,041)	—	—	—	(32,041)
Excess tax benefit related to stock options	6,275	—	—	—	6,275
Intercompany payments	(661,974)	(76,617)	—	738,591	—
Intercompany proceeds	76,617	644,191	17,783	(738,591)	—
Net cash provided by financing activities - continuing operations	2,366	562,916	17,783	—	583,065
Net cash provided by financing activities - discontinued operations	—	—	—	—	—
Total cash provided by financing activities	$2,366	$562,916	$17,783	$—	$583,065
Effect of exchange rate on cash	—	—	903	—	903
Net (decrease)/increase in cash and cash equivalents	(5,641)	12,075	(256)	—	6,178
Cash and cash equivalents at beginning of period	104,310	—	30,109	—	134,419

Less: Change in cash and cash equivalents - discontinued operations	—	7,430	—	—	7,430
Plus: Cash swept from discontinued operations	7,057	—	—	—	7,057
Cash and cash equivalents at end of period	$105,726	$4,645	$29,853	$—	$140,224

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

Data & Analytics

Our D&A segment owns or licenses data assets including loan information, property sales and characteristic information, property risk and replacement cost, information on mortgage-backed securities criminal and eviction records and employment verification information. We both license our data directly to our clients and provide our clients with analytical products and workflow solutions for risk management, multiple listing services ("MLS"), insurance underwriting, collateral assessment, loan quality reviews and fraud assessment. We are also a provider of geospatial proprietary software and databases combining geographic mapping and our data assets. Our primary clients are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, MLS companies, property and casualty insurance companies, title insurance companies and government agencies and sponsored enterprises.

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

RESULTS OF OPERATIONS

Overview of Business Environment and Company Developments

Business Environment

The volume of U.S. mortgage loan originations serves as a key market driver for more than half our business. We believe the volume of real estate and mortgage transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, employment levels and the overall state of the U.S. economy. We believe mortgage originations, expressed in dollars, increased by approximately 30% in the second quarter of 2015 relative to the same period in 2014, primarily due to low interest rates and improvement in home purchase-related and mortgage loan refinancing-related origination volumes, which began in late 2014. During the first half of 2015, the level of mortgage originations, particularly refinancing transactions, was higher due to favorable long-term interest rates and the continued accommodative policy stance of the Federal Reserve. We expect total 2015 mortgage origination unit volumes will be modestly above 2014 levels.

We generate the majority of our revenues from clients with operations in the U.S. residential real estate, mortgage origination and mortgage servicing markets. Approximately 38.2% and 34.0% of our operating revenues for the three and six months ended June 30, 2015 were generated from our ten largest clients, which consist of the largest U.S. mortgage originators and servicers.

While the majority of our revenues are generated in the U.S., strengthening of the U.S. dollar versus other currencies in 2015 has unfavorably impacted the financial results translation of our international operations. For the three and six months ended June 30, 2015, our revenues were unfavorably impacted by $6.2 million and $11.0 million, respectively.

Credit Agreement Amendment

On April 21, 2015, we completed an amendment and restatement of our senior secured credit facility agreement, which increased our borrowing capacity and lowered our future borrowing costs. In addition, the amendment provided for increased flexibility for acquisitions and certain types of investments as well as an extension of the term to April 2020.

Productivity & Cost Management

In line with our commitment to operational excellence and margin expansion, we are undertaking an expanded three-year productivity and cost management program, which is expected to reduce expense, on an annual run-rate basis, by approximately $60.0 million by 2018. Savings are expected to be realized through the reduction of selling, general and administrative costs, outsourcing certain business process functions, consolidation of facilities and other operational improvements. This program will incorporate expected savings from the completion of the first phase of our previously-announced TTI. Cash and non-cash charges associated with this program are expected to aggregate approximately $20.0 million and will be incurred over the course of the three-year program.

Technology Transformation Initiative

In July 2012, as part of our on-going cost efficiency program, we announced the launch of our TTI, which is a major technology transformation initiative designed to provide us with new functionality, increased performance and reduced application management and development costs. The TTI encompasses two phases. The first phase, designed to transform our existing technology infrastructure to run in a private dedicated cloud environment hosted in Dell’s technology center located in Quincy, WA, was completed in the second quarter of 2015. The second phase of the TTI involves the creation of a next-generation technology platform to leverage data monetization and analytics, social media, mobility, voice and other capabilities via a delivery portal driven by a common data repository. Progressive deployment of our next-generation platform is currently expected to occur in several phases, which commenced in 2015. For the three and six months ended June 30, 2015, we incurred expenses of $6.2 million and $10.5 million, respectively, and capitalized expenditures of $1.8 million and $4.9 million, respectively, related to both phases of the TTI.

Unless otherwise indicated, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q relate solely to the discussion of our continuing operations.

Consolidated Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Operating Revenues

Our consolidated operating revenues were $386.0 million for the three months ended June 30, 2015, an increase of $20.0 million, or 5.5%, when compared to 2014, and consisted of the following:

(in thousands, except percentages)	2015	2014	$ Change	% Change
D&A	$174,584	$170,770	$3,814	2.2%
TPS	213,992	198,066	15,926	8.0
Corporate and eliminations	(2,563)	(2,866)	303	(10.6)
Operating revenues	$386,013	$365,970	$20,043	5.5%

Our D&A segment revenues increased by $3.8 million, or 2.2%, when compared to 2014. Acquisition activity accounted for $1.0 million of the increase in 2015. Excluding acquisition activity, the increase of $2.8 million was primarily the result of higher insurance and spatial solutions revenues of $5.0 million and higher property information and analytics revenues of $3.8 million due to higher mortgage origination volumes and improved pricing. Revenues were also impacted by higher multifamily and specialty credit revenues of $0.2 million due to an increase in rental market volumes. This was partially offset by the impact of unfavorable foreign currency translation of $6.2 million.

Our TPS segment revenues increased by $15.9 million, or 8.0%, when compared to 2014. Acquisition activity contributed $3.9 million of additional revenues in 2015. Excluding acquisition activity, the increase of $12.0 million was primarily due to increases in mortgage origination volumes and market share gains, which increased our origination and underwriting services revenues by $9.4 million, and higher payment processing revenues of $6.8 million. This increase was partially offset by declines in our technology and outsourcing services revenues of $4.2 million due to lower operational services volumes and product mix.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services

Our consolidated cost of services was $189.7 million for the three months ended June 30, 2015, a decrease of $2.3 million, or 1.2%, when compared to 2014. Acquisition activity contributed $4.5 million of additional expense in 2015. Excluding acquisition activity, the decrease of $6.8 million was primarily due to synergies of $5.6 million from acquisition integration activities, favorable product mix of $5.0 million and off-shore efficiencies of $1.3 million due to our ongoing operational efficiency program. The variance was partially offset by costs associated with higher mortgage loan volumes of $5.1 million.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $98.3 million for the three months ended June 30, 2015, an increase of $4.9 million, or 5.2%, when compared to 2014. Acquisition activity contributed $1.0 million of additional expense in 2015. Excluding acquisition activity, the increase of $3.9 million was primarily due to higher compensation-related expenses of $10.7 million, partially offset by lower external services costs of $1.8 million, professional fees of $1.6 million, software expense of $0.9 million, telecommunication expense of $0.9 million, facility and lease equipment costs of $0.9 million and other expense of $0.7 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $37.3 million for the three months ended June 30, 2015, an increase of $1.9 million, or 5.4%, when compared to 2014. Acquisition activity contributed $0.6 million of additional expense in 2015 and the remaining variance was primarily due to capitalized software development costs in connection with our TTI program.

Operating Income

Our consolidated operating income was $60.7 million for the three months ended June 30, 2015, an increase of $19.7 million, or 48.0%, when compared to 2014, and consisted of the following:

(in thousands, except percentages)	2015	2014	$ Change	% Change
D&A	$24,878	$28,141	$(3,263)	(11.6)%
TPS	57,114	32,705	24,409	74.6
Corporate and eliminations	(21,285)	(19,826)	(1,459)	7.4
Operating income	$60,707	$41,020	$19,687	48.0%

Our D&A segment operating income decreased by $3.3 million, or 11.6%, when compared to 2014. Acquisition activity contributed $0.2 million of lower operating income in 2015. Excluding acquisition activity, operating income decreased by $3.1 million and operating margins decreased 202 basis points primarily due to investments in our next-generation technology platforms and compliance infrastructure of $3.4 million, higher compensation-related expenses of $2.0 million and the impact of unfavorable foreign currency translation of $1.0 million, partially offset by higher revenue activity.

Our TPS segment operating income increased by $24.4 million, or 74.6%, when compared to 2014. Acquisition activity contributed $0.9 million of lower operating income in 2015 due to transition-related costs. Excluding acquisition activity, operating income increased $25.3 million and operating margins increased 1,112 basis points primarily due to higher mortgage origination volumes, market share gains and the impact of on-going operational efficiency programs.

Corporate and eliminations operating loss decreased $1.5 million, or 7.4%, primarily due to lower acquisition-related costs.

Total Interest Expense, net

Our consolidated total interest expense, net was $16.6 million for the three months ended June 30, 2015, an increase of $0.3 million, or 2.0%, when compared to 2014. The increase was due to higher fees of $0.4 million related to new debt borrowings expensed during the three months ended June 30, 2015, partially offset by lower interest rates on the new debt.

(Loss)/Gain on Investments and Other, Net

Our consolidated loss on investments and other, net was $1.4 million for the three months ended June 30, 2015, an unfavorable variance of $8.3 million when compared to 2014, due primarily to a $6.0 million distribution gain from a previously impaired investment in affiliate recorded in the prior year, losses related to the extinguishment of debt of $1.6 million in the current year and lower realized gains on investments in the current year.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations before equity in earnings of affiliates and income taxes was $14.2 million and $8.6 million for the three months ended June 30, 2015 and 2014, respectively. The effective tax rate was 33.1% and 27.2% for the three months ended June 30, 2015 and 2014, respectively. The increase in the effective income tax rate was primarily attributable to foreign rate differentials in jurisdictions with tax rates lower than the U.S. and non-recurring discrete items associated with the disposition of collateral solutions and field services businesses in 2014. The increase in the effective tax rate was partially offset by the favorable release of certain foreign valuation allowances of approximately $2.8 million due to the emergence from cumulative losses in recent years and a return to sustainable operating profits, as well as projections of future taxable income.

Equity in Earnings of Affiliates, Net of Tax

Our consolidated equity in earnings of affiliates, net of tax, was $4.7 million for the three months ended June 30, 2015, an increase of $0.8 million, or 20.5%, when compared to 2014. We have equity interests in various affiliates that provide settlement services in connection with residential mortgage loans. The increase in equity in earnings of affiliates, net of tax, was primarily due to higher mortgage origination volumes.

Loss from Discontinued Operations, Net of Tax

Our consolidated loss from discontinued operations, net of tax, was $0.2 million for the three months ended June 30, 2015, a favorable variance of $10.5 million, when compared to 2014. The variance is primarily due to a pre-tax legal settlement of $12.0 million in 2014.

Net Income Attributable to Noncontrolling Interests

Our consolidated net income attributable to noncontrolling interests was $0.3 million for the three months ended June 30, 2015 and 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Operating Revenues

Our consolidated operating revenues were $750.8 million for the six months ended June 30, 2015, an increase of $58.7 million, or 8.5%, when compared to 2014, and consisted of the following:

(in thousands, except percentages)	2015	2014	$ Change	% Change
D&A	$340,135	$309,628	$30,507	9.9%
TPS	415,612	387,564	28,048	7.2
Corporate and eliminations	(4,963)	(5,118)	155	(3.0)
Operating revenues	$750,784	$692,074	$58,710	8.5%

Our D&A segment revenues increased by $30.5 million, or 9.9%, when compared to 2014. Acquisition activity accounted for $34.2 million of the increase in 2015. Excluding acquisition activity, the decrease of $3.7 million was primarily the result of unfavorable foreign currency exchange of $11.0 million, lower multifamily and specialty credit revenues of $0.9 million due to a decrease in rental market volumes, and other unfavorable fluctuations of $1.0 million. This was partially offset by higher property information and analytics revenues of $7.5 million and higher spatial solutions revenues of $1.7 million due to higher mortgage origination volumes and improved pricing.

Our TPS segment revenues increased by $28.0 million, or 7.2%, when compared to 2014. Acquisition activity contributed $9.3 million of additional revenues in 2015. Excluding acquisition activity, the increase of $18.7 million was primarily due to increases in mortgage origination volumes and market-share gains, which increased our origination and underwriting services revenues by $19.2 million, and higher payment processing revenues of $6.3 million, partially offset by declines in our technology and outsourcing services revenues of $6.8 million due to lower operational services volumes and product mix.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services

Our consolidated cost of services was $375.3 million for the six months ended June 30, 2015, a decrease of $4.5 million, or 1.2%, when compared to 2014. Acquisition activity contributed $20.2 million of additional expense in 2015. Excluding acquisition activity, the decrease of $24.7 million was primarily due to favorable product mix of $17.7 million, synergies of $10.0 million from acquisition integration activities and off-shore efficiencies of $2.1 million due to our ongoing operational efficiency program, partially offset by costs associated with higher mortgage loan volumes of $5.1 million.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $192.3 million for the six months ended June 30, 2015, an increase of $4.9 million when compared to 2014. Acquisition activity contributed $8.4 million of additional expense in 2015. Excluding acquisition activity, the decrease of $3.5 million was primarily due to lower external services costs of $8.3 million, facility and lease equipment costs of $3.7 million, professional fees of $3.6 million and other expenses of $5.3 million, which were partially offset by higher compensation-related expenses of $17.4 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $73.2 million for the six months ended June 30, 2015, an increase of $8.3 million, or 12.8%, when compared to 2014. The increase is primarily due to acquisition activity.

Operating Income

Our consolidated operating income was $110.0 million for the six months ended June 30, 2015, an increase of $54.1 million, or 96.9%, when compared to 2014, and consisted of the following:

(in thousands, except percentages)	2015	2014	$ Change	% Change
D&A	$51,283	$43,957	$7,326	16.7%
TPS	101,287	57,906	43,381	74.9
Corporate and eliminations	(42,598)	(46,019)	3,421	(7.4)
Operating income	$109,972	$55,844	$54,128	96.9%

Our D&A segment operating income increased by $7.3 million, or 16.7%, when compared to 2014. Acquisition activity contributed $7.2 million of higher operating income in 2015. Excluding acquisition activity, operating income was comparable to the prior year and increased $0.1 million while operating margins decreased 24 basis points.

Our TPS segment operating income increased by $43.4 million, or 74.9%, when compared to 2014. Acquisition activity contributed $1.1 million of lower operating income in 2015 due to transition-related costs. Excluding acquisition activity, operating income increased $44.5 million and operating margins increased 1,030 basis points primarily due to the increase in mortgage origination volumes, market-share gains and the impact of ongoing operational efficiency programs.

Corporate and eliminations operating loss decreased $3.4 million, or 7.4%, primarily due to lower acquisition-related costs.

Total Interest Expense, net

Our consolidated total interest expense, net was $29.0 million for the six months ended June 30, 2015, a decrease of $3.0 million, or 9.3%, when compared to 2014. The decrease was due to an out-of-period adjustment recorded during the first quarter of 2015 which reduced interest expense by $5.2 million, partially offset by new debt borrowings related to the acquisition of MSB/DataQuick in the first quarter of 2014.

(Loss)/Gain on Investments and Other, Net

Our consolidated loss on investments and other, net was $1.0 million for the six months ended June 30, 2015, an unfavorable variance of $3.7 million when compared to 2014, due primarily to a $6.0 million distribution gain from a previously impaired investment in affiliate recorded in the prior year, losses related to the extinguishment of debt of $1.6 million in the current year and lower realized gains on investments in the current year of $0.2 million, partially offset by a $4.1 million loss recorded in the prior year from the termination of an interest rate swap agreement in connection with the 2014 refinancing of our outstanding debt.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations before equity in earnings of affiliates and income taxes was $25.6 million and $8.8 million for the six months ended June 30, 2015 and 2014, respectively. The effective tax rate was 32.0% and 33.0% for the six months ended June 30, 2015 and 2014, respectively. The decrease in the effective income tax rate was primarily attributable to the release of certain foreign valuation allowances of approximately $2.8 million due to the emergence from cumulative losses in recent years and a return to sustainable operating profits, as well as projections of future taxable income. Further, the effective tax rate was further increased by favorable adjustment in our uncertain tax benefits and foreign rate differentials in jurisdictions with tax rates lower than the U.S., partially offset by non-recurring discrete items associated with the disposition of collateral solutions and field services businesses in 2014.

Equity in Earnings of Affiliates, Net of Tax

Our consolidated equity in earnings of affiliates, net of tax, was $8.4 million for the six months ended June 30, 2015, an increase of $2.2 million, or 34.8%, when compared to 2014. We have equity interests in various affiliates that provide settlement services in connection with residential mortgage loans. The increase in equity in earnings of affiliates, net of tax, was primarily due to higher mortgage origination volumes.

Loss from Discontinued Operations, Net of Tax

Our consolidated loss from discontinued operations, net of tax, was $0.3 million for the six months ended June 30, 2015, a favorable variance of $10.0 million, when compared to 2014. The variance is primarily due to a pre-tax legal settlement of $12.0 million in the prior year.

Net Income Attributable to Noncontrolling Interests

Our consolidated net income attributable to noncontrolling interests was $0.5 million for the six months ended June 30, 2015 and 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 2015 totaled $113.1 million, an increase of $8.5 million from December 31, 2014. Our cash balances held outside of the U.S. are primarily related to our international operations and at June 30, 2015 totaled $38.5 million. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We plan to maintain significant cash balances outside the U.S. for the foreseeable future.

Restricted cash of $11.7 million at June 30, 2015 and $12.4 million at December 31, 2014 represents cash pledged for various letters of credit provided in the ordinary course of business to certain vendors, including in connection with obtaining insurance and real property leases.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $125.8 million and $135.5 million during the six months ended June 30, 2015 and 2014, respectively. The decrease in cash provided by operating activities was primarily due to higher tax payments of $44.9 million in our continuing operations and lower cash provided by operating activities from our discontinued operations of $14.8 million primarily due to a legal settlement payment. This was partially offset by increased profitability in our continuing operations of $38.7 million attributable to higher mortgage origination volumes, market share gains, and lower transition and acquisition-related costs.

Investing Activities. Cash used in investing activities was approximately $42.1 million and $713.3 million during the six months ended June 30, 2015 and 2014, respectively. This decrease in investing activities is primarily due to our acquisition of MSB/DataQuick in the prior year. Further, for the six months ended June 30, 2015 and 2014, we had investments in property and equipment of $21.5 million and $26.3 million, respectively, and capitalized data of $18.7 million and $16.5 million, respectively.

Financing Activities. Net cash used in financing activities was approximately $75.9 million for the six months ended June 30, 2015, which was primarily comprised of share repurchases of $58.7 million, repayment of long-term debt of $36.1 million and debt issuance costs of $6.5 million, partially offset by proceeds from debt issuance of $14.4 million and net proceeds from stock-based compensation-related transactions of $11.0 million. Net cash provided by financing activities was $583.1 million for the six months ended June 30, 2014, which was comprised of proceeds from debt issuance of $690.0 million primarily in connection with our acquisition of MSB/DataQuick, partially offset by repayment of long-term debt of $56.6 million, debt issuance costs of $14.0 million, share repurchases of $32.0 million and net settlement from stock-based compensation-related transactions of $4.3 million.

Financing and Financing Capacity

Total debt outstanding was $1.3 billion as of June 30, 2015 and December 31, 2014. Our significant debt instruments and borrowing capacity are described below.

Senior Notes

For a detailed description of our 7.25% senior notes due June 2021 (the "Notes"), see Note 6 - Long-Term Debt of the Notes to Consolidated Financial Statements included in Item 1 - Financial Statements of this Quarterly Report on Form 10-Q. On May 20, 2011, we issued $400.0 million aggregate principal amount of Notes, guaranteed on a senior unsecured basis by each of our existing and future direct and indirect subsidiaries that guarantee the Credit Agreement (as defined below). Interest is payable semi-annually in arrears on June 1 and December 1 of each year, which commenced on December 1, 2011.

The indenture governing the Notes contains a financial covenant for the incurrence of additional indebtedness that requires the interest coverage ratio be at least 2:00 to 1:00 on a pro forma basis after giving effect to any new indebtedness. There are carve-outs that permit us to incur certain indebtedness notwithstanding satisfaction of this ratio but they are limited. Based on our EBITDA and interest charges as of June 30, 2015, we would be able to incur additional indebtedness without breaching the limitation on indebtedness covenant contained in the indenture.

Credit Agreement

For a detailed description of our senior secured credit facility (the "Credit Agreement"), see Note 6 - Long-Term Debt of the Notes to Consolidated Financial Statements included in Item 1 - Financial Statements of this Quarterly Report on Form 10-Q. On April 21, 2015, we amended and restated our senior secured credit facility (the "Credit Agreement") with Bank of America, N.A. as administrative agent and other financial institutions. The Credit Agreement provides for an $850.0 million five-year term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility") expiring on April 21, 2020. The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $750.0 million in the aggregate.

The Credit Agreement contains customary financial maintenance covenants, including a (i) maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 4.50 to 1.00 (stepping down to 4.25 to 1.00 in the second quarter of 2016 with further annual step-downs to 3.50 to 1.00 ending in the second quarter of 2019); and (ii) a minimum interest coverage ratio of at least 3.00 to 1.00.

The Credit Agreement provides that loans under the Term Facility shall be repaid in equal quarterly installments, commencing on the third quarter of 2015 and continuing on each three-month anniversary thereafter in an amount equal to $10.6 million for the first eight quarterly payments, $21.3 million for the next four quarterly payments and $31.9 million for each quarterly payment thereafter. The outstanding balance of the term loan will be due on April 21, 2020.

At June 30, 2015, we had additional borrowing capacity under the Revolving Facility of $550.0 million and were in compliance with the financial and restrictive covenants of the Credit Agreement. However, if we have a significant increase in our outstanding debt or if our EBITDA decreases significantly, we may be unable to incur additional indebtedness and the lenders under the Credit Agreement may be unwilling to permit us to amend the financial or restrictive covenants described above to provide additional flexibility.

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

Critical Accounting Policies and Estimates

For additional information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2014. Management believes that at June 30, 2015, there had been no material changes to this information.

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

As of June 30, 2015, we had approximately $1.3 billion in long-term debt outstanding, of which approximately $850.0 million was variable-interest-rate debt. As of June 30, 2015, the remaining notional balance of the Swaps was $475.0 million. A hypothetical 1% increase or decrease in interest rates could result in an approximately $0.9 million change to interest expense on a quarterly basis.

We are also subject to equity price risk related to our equity securities portfolio. At June 30, 2015, we had equity securities with a cost and fair value of $23.8 million.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item  1.  Legal Proceedings.

For a description of our legal proceedings, see Note 11 – Litigation and Regulatory Contingencies of our condensed consolidated financial statements, which is incorporated by reference in response to this item.

Item  1A.  Risk Factors.

A restated description of the risk factors associated with our business is set forth below. This description supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015. The risks discussed below are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

System interruptions may impair the delivery of our products and services, resulting in a risk of loss of clients and a corresponding loss in revenue. Our technology infrastructure runs in a private dedicated cloud-based environment hosted in Dell's technology center in Quincy, WA. We cannot be sure that certain systems interruptions or events beyond our control, including issues with Dell's technology center, will not interrupt or terminate the delivery of our products and services to our clients. These interruptions also may interfere with our suppliers' ability to provide necessary data to us and our employees' ability to attend to work and perform their responsibilities. Any of these possible outcomes could result in a loss of clients or a loss in revenue, which could have an adverse effect on our business or operations.

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

Our ten largest clients generated 38.2% of our operating revenues for the three months ended June 30, 2015. These clients face continued pressure in the current economic and regulatory climate. Many of our relationships with these clients are long-standing and are important to our future operating results, but there is no guarantee that we will be able to retain or renew existing agreements or maintain our relationships on acceptable terms or at all. Deterioration in or termination of any of these relationships, including through mergers or consolidations among our clients, could significantly reduce our revenue and could adversely affect our business, financial condition and results of operations. In addition, certain of our businesses have higher client concentration than our company as a whole. As a result, these businesses may be disproportionately affected by declining revenue from, or loss of, a significant client.

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

As of June 30, 2015, our total debt was approximately $1.3 billion, and we have unused commitments of approximately $550.0 million under our credit facilities.

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

Under the Tax Sharing Agreement we entered into in connection with the Separation transaction, we are generally responsible for taxes attributable to our business, assets and liabilities and FAFC is generally responsible for all taxes attributable to members of the FAFC group of companies and the assets, liabilities or businesses of the FAFC group of companies. Generally, any liabilities arising from tax adjustments to consolidated tax returns for periods prior to and including the date of the Separation will be shared in proportion to each company's percentage of the tax liability for the relevant year (or partial year with respect to 2010), unless the adjustment is attributable to either party, in which case the adjustment will generally be for the account of such party. In addition to this potential liability associated with adjustments for prior periods, if FAFC were to fail to pay any tax liability it is required to pay under the Tax Sharing Agreement, we could be legally liable under applicable tax law for such tax liabilities and required to make additional tax payments. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of our agreed-upon share of tax liabilities.

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

In connection with the Separation, we and FAFC entered into a number of agreements that set forth certain rights and obligations of the parties post-Separation, including the Separation and Distribution Agreement, the Tax Sharing Agreement, the Restrictive Covenants Agreement, certain transition services agreements and leases for our former data center and headquarters facilities in Santa Ana, CA. We possess certain rights under those agreements, including without limitation indemnity rights from certain liabilities allocated to FAFC. The failure of FAFC to perform its obligations under the agreements could have an adverse effect on our financial condition, results of operations and cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2015, we did not issue any unregistered common shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In December 2013, the Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $350.0 million. As of June 30, 2015, we had $156.6 million in value of shares remaining that could be purchased in the future under the current authorization. The stock repurchase authorization has no expiration date and repurchases may be made in the open market, in privately negotiated transactions or under a Rule 10b5-1 plan.

Under our Credit Agreement, our stock repurchase capacity is restricted to $150.0 million per fiscal year, with the ability to undertake an additional amount of repurchases in such fiscal year provided that, on a pro forma basis after giving effect to the stock repurchase, our total leverage ratio does not exceed 3.5 to 1.0. In addition, our stock repurchase capacity is limited by the restricted payments covenant in the indenture governing our 7.25% senior notes, as amended. While we continue to preserve the capacity to execute share repurchases under our existing share repurchase authorization, going forward we will strive to pursue a balanced approach to capital allocation and will consider the repurchase of shares of our common shares, the retirement of outstanding debt and the pursuit of strategic acquisitions on an opportunistic basis.

Issuer Purchases of Equity Securities

		(a)	(b)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 to April 30, 2015	393,676	$39.80	393,676	$199,640,386
May 1 to May 31, 2015	832,436	$38.90	832,436	$167,258,626
June 1 to June 30, 2015	273,888	$38.94	273,888	$156,593,427
Total	1,500,000	$39.14	1,500,000

Item 3.  Defaults upon Senior Securities. None.

Item 4.  Mine Safety Disclosures. Not applicable.

Item  5.  Other Information. None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Anand Nallathambi
Anand Nallathambi
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Frank D. Martell
Frank D. Martell
Chief Operating and Financial Officer
(Principal Financial Officer)
Date:	July 24, 2015

EXHIBIT INDEX

Exhibit Number	Description
2.1
Purchase and Sale Agreement by and among CoreLogic Acquisition Co. I, LLC, CoreLogic Acquisition Co. II, LLC, CoreLogic Acquisition Co. III, LLC, Property Data Holdings, Ltd., DataQuick Lending Solutions, Inc., Decision Insight Information Group S.à r.l., and solely with respect to, and as specified in, Sections 2.5, 2.7, 2.10(f), 5.7, 5.18, 5.21, 8.2(b), 8.7(b), and 9.15 of the Purchase and Sale Agreement, CoreLogic Solutions, LLC, and solely with respect to, and as specified in, Sections 5.4 and 5.7 of the Purchase and Sale Agreement, Property Data Holdings, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 5, 2013)^+

3.1
Amended and Restated Certificate of Incorporation of CoreLogic, Inc., dated May 28, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 1, 2010)

3.2	Amended and Restated Bylaws of CoreLogic, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 5, 2014)

10.1
Credit Agreement, dated as of April 21, 2015, among CoreLogic, Inc., CoreLogic Australia Pty Limited, the guarantors named therein, the lenders party from time to time thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 22, 2015)

10.2	Amendment No. 1 to the Master Professional Services Agreement between CoreLogic Real Estate Solutions, LLC and Cognizant Technology Solutions U.S. Corporation *✓

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 ✓

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 ✓

101	Extensible Business Reporting Language (XBRL)✓

✓	Included in this filing.
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