Form 10-Q
period 2015-09-30
CORELOGIC, INC.
filed 2015-10-23
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

On October 19, 2015 there were 88,148,716 shares of common stock outstanding.

CoreLogic, Inc.
INFORMATION INCLUDED IN REPORT

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.
CoreLogic, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except par value)	September 30,	December 31,
Assets	2015	2014
Current assets:
Cash and cash equivalents	$160,257	$104,677
Marketable securities	22,613	22,264
Accounts receivable (less allowance for doubtful accounts of $6,941 and $10,826 as of September 30, 2015 and December 31, 2014, respectively)	239,938	214,344
Prepaid expenses and other current assets	47,955	51,375
Income tax receivable	3,501	13,357
Deferred income tax assets, current	90,341	90,341
Assets of discontinued operations	1,027	4,267
Total current assets	565,632	500,625
Property and equipment, net	340,993	368,614
Goodwill, net	1,821,822	1,780,758
Other intangible assets, net	302,190	278,270
Capitalized data and database costs, net	324,868	333,265
Investment in affiliates, net	100,556	103,598
Restricted cash	10,864	12,360
Other assets	135,645	138,872
Total assets	$3,602,570	$3,516,362
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$169,446	$170,418
Accrued salaries and benefits	97,401	99,786
Deferred revenue, current	264,438	255,330
Current portion of long-term debt	48,253	11,352
Liabilities of discontinued operations	2,791	13,704
Total current liabilities	582,329	550,590
Long-term debt, net of current	1,350,898	1,319,211
Deferred revenue, net of current	436,573	389,308
Deferred income tax liabilities, long term	60,503	63,979
Other liabilities	163,265	161,084
Total liabilities	2,593,568	2,484,172

Redeemable noncontrolling interests	19,491	18,023

Equity:
CoreLogic stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 88,132 and 89,343 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital	539,629	605,511
Retained earnings	581,934	492,441
Accumulated other comprehensive loss	(132,053)	(83,786)
Total CoreLogic stockholders' equity	989,511	1,014,167
Total liabilities and equity	$3,602,570	$3,516,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Operating revenues	$386,439	$367,454	$1,137,224	$1,059,528
Cost of services (excluding depreciation and amortization shown below)	192,838	185,168	568,125	564,916
Selling, general and administrative expenses	91,241	68,099	283,517	255,488
Depreciation and amortization	36,440	35,765	109,631	100,636
Impairment loss	—	667	58	4,888
Total operating expenses	320,519	289,699	961,331	925,928
Operating income	65,920	77,755	175,893	133,600
Interest expense:
Interest income	645	870	2,985	3,083
Interest expense	17,207	18,398	48,522	52,547
Total interest expense, net	(16,562)	(17,528)	(45,537)	(49,464)
(Loss)/gain on investments and other, net	(2,448)	183	(3,494)	2,825
Income from continuing operations before equity in earnings of affiliates and income taxes	46,910	60,410	126,862	86,961
Provision for income taxes	21,765	14,319	47,387	23,070
Income from continuing operations before equity in earnings of affiliates	25,145	46,091	79,475	63,891
Equity in earnings of affiliates, net of tax	3,497	4,032	11,931	10,289
Net income from continuing operations	28,642	50,123	91,406	74,180
Loss from discontinued operations, net of tax	(117)	(4,856)	(445)	(15,219)
Gain from sale of discontinued operations, net of tax	—	476	—	476
Net income	28,525	45,743	90,961	59,437
Less: Net income attributable to noncontrolling interests	357	404	823	899
Net income attributable to CoreLogic	$28,168	$45,339	$90,138	$58,538
Amounts attributable to CoreLogic stockholders:
Net income from continuing operations	$28,285	$49,719	$90,583	$73,281
Loss from discontinued operations, net of tax	(117)	(4,856)	(445)	(15,219)
Gain from sale of discontinued operations, net of tax	—	476	—	476
Net income attributable to CoreLogic	$28,168	$45,339	$90,138	$58,538
Basic income per share:
Net income from continuing operations	$0.32	$0.55	$1.01	$0.80
Loss from discontinued operations, net of tax	—	(0.05)	—	(0.17)
Gain from sale of discontinued operations, net of tax	—	0.01	—	0.01
Net income attributable to CoreLogic	$0.32	$0.51	$1.01	$0.64
Diluted income per share:
Net income from continuing operations	$0.31	$0.54	$1.00	$0.79
Loss from discontinued operations, net of tax	—	(0.05)	—	(0.16)
Gain from sale of discontinued operations, net of tax	—	0.01	—	0.01
Net income attributable to CoreLogic	$0.31	$0.50	$1.00	$0.64
Weighted-average common shares outstanding:
Basic	88,719	90,518	89,374	91,234
Diluted	90,154	91,987	90,741	92,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Net income	$28,525	$45,743	$90,961	$59,437
Other comprehensive loss
Market value adjustments to marketable securities, net of tax	(733)	(291)	216	(243)
Market value adjustments on interest rate swap, net of tax	(2,043)	970	(3,110)	285
Reclassification adjustment for loss on terminated interest rate swap included in net income	—	—	—	2,555
Foreign currency translation adjustments	(23,934)	(26,251)	(45,080)	(8,709)
Supplemental benefit plans adjustments, net of tax	(98)	(65)	(293)	(193)
Total other comprehensive loss	(26,808)	(25,637)	(48,267)	(6,305)
Comprehensive income	1,717	20,106	42,694	53,132
Less: Comprehensive income attributable to the noncontrolling interests	357	404	823	899
Comprehensive income attributable to CoreLogic	$1,360	$19,702	$41,871	$52,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$90,961	$59,437
Less: Loss from discontinued operations, net of tax	(445)	(15,219)
Less: Gain from sale of discontinued operations, net of tax	—	476
Net income from continuing operations	91,406	74,180
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	109,631	100,636
Impairment loss	58	4,888
Provision for bad debt and claim losses	6,328	10,254
Share-based compensation	26,419	22,077
Excess tax benefit related to stock options	(6,284)	(6,352)
Equity in earnings of affiliates, net of taxes	(11,931)	(10,289)
Gain on sale of property and equipment	(91)	(13,858)
Loss on early extinguishment of debt	1,589	763
Deferred income tax	(1,713)	11,172
Loss/(gain) on investments and other, net	3,494	(2,825)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(23,570)	6,515
Prepaid expenses and other current assets	3,420	1,099
Accounts payable and accrued expenses	(8,392)	(50,357)
Deferred revenue	56,373	(3,590)
Income taxes	2,072	48,854
Dividends received from investments in affiliates	26,516	32,496
Other assets and other liabilities	(14,072)	(14,920)
Net cash provided by operating activities - continuing operations	261,253	210,743
Net cash used in operating activities - discontinued operations	(7,584)	(2,104)
Total cash provided by operating activities	$253,669	$208,639
Cash flows from investing activities:
Purchases of property and equipment	$(30,009)	$(37,122)
Purchases of capitalized data and other intangible assets	(27,706)	(25,207)
Cash paid for acquisitions, net of cash acquired	(119,346)	(672,336)
Purchases of investments	(3,748)	—
Cash received from sale of discontinued operations	—	25,525
Proceeds from sale of property and equipment	94	13,937
Change in restricted cash	1,496	(1,443)
Net cash used in investing activities - continuing operations	(179,219)	(696,646)
Net cash provided by investing activities - discontinued operations	—	1,536
Total cash used in investing activities	$(179,219)	$(695,110)
Cash flows from financing activities:
Proceeds from long-term debt	$114,375	$690,017
Debt issuance costs	(6,452)	(14,042)
Repayment of long-term debt	(46,999)	(118,836)
Proceeds from issuance of shares in connection with share-based compensation	19,554	5,736
Minimum tax withholdings related to net share settlements	(14,425)	(15,247)
Shares repurchased and retired	(97,430)	(72,781)
Excess tax benefit related to stock options	6,284	6,352
Net cash (used in)/provided by financing activities - continuing operations	(25,093)	481,199
Net cash provided by financing activities - discontinued operations	—	—
Total cash (used in)/provided by financing activities	$(25,093)	$481,199
Effect of exchange rate on cash	6,757	(144)
Net change in cash and cash equivalents	56,114	(5,416)
Cash and cash equivalents at beginning of period	104,677	134,419
Less: Change in cash and cash equivalents - discontinued operations	(7,584)	(568)
Plus: Cash swept to discontinued operations	(8,118)	(1,953)
Cash and cash equivalents at end of period	$160,257	$127,618

Supplemental disclosures of cash flow information:
Cash paid for interest	$40,968	$36,077
Cash paid for income taxes	$40,946	$4,488
Cash refunds from income taxes	$3,559	$27,153
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$5,353	$2,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Equity
(Unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2014	89,343	$1	$605,511	$492,441	$(83,786)	$1,014,167
Net income	—	—	—	90,138	—	90,138
Shares issued in connection with share-based compensation	1,317	—	19,554	—	—	19,554
Tax withholdings related to net share settlements	—	—	(14,425)	—	—	(14,425)
Share-based compensation	—	—	26,419	—	—	26,419
Shares repurchased and retired	(2,528)	—	(97,430)	—	—	(97,430)
Adjustment to redeemable noncontrolling interest to redemption value	—	—	—	(645)	—	(645)
Other comprehensive loss	—	—	—	—	(48,267)	(48,267)
Balance as of September 30, 2015	88,132	$1	$539,629	$581,934	$(132,053)	$989,511

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

Out-of-Period Adjustment

During the first quarter of 2015, we identified an error which overstated our interest expense by $5.2 million ($3.1 million, net of tax), reflected within continuing operations, for the year ended December 31, 2014. We recorded an out-of-period adjustment to correct the error in the quarter ended March 31, 2015, which increased basic and diluted net income per share by $0.03. We assessed the materiality of this error and concluded the error was not material to the results of operations or financial condition for the prior annual or interim periods, and the correction is not expected to be material to the full year results for fiscal year 2015.

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

The following table shows the components of accumulated other comprehensive loss, net of taxes as of September 30, 2015 and December 31, 2014:

	2015	2014
Cumulative foreign currency translation	$(122,539)	$(77,460)
Cumulative supplemental benefit plans	(4,559)	(4,266)
Net unrecognized losses on interest rate swap	(5,445)	(2,335)
Net unrealized gains on marketable securities	490	275
Accumulated other comprehensive loss	$(132,053)	$(83,786)

Marketable Securities

Debt securities are carried at fair value and consist primarily of investments in obligations of various corporations and mortgage-backed securities. Equity securities are carried at fair value and consist primarily of investments in marketable common and preferred stock. We classify our publicly traded debt and equity securities as available-for-sale and carry them at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive loss. As of September 30, 2015 and December 31, 2014, our marketable securities consisted primarily of investments in preferred stock of $22.6 million and $22.3 million, respectively. There were no gains or losses recognized on sales of marketable securities for the three and nine months ended September 30, 2015 and 2014.

Tax Escrow Disbursement Arrangements

We administer tax escrow disbursements as a service to our clients in connection with our tax services business. These deposits are maintained in segregated accounts for the benefit of our clients. Tax escrow deposits totaled $1.9 billion as of September 30, 2015 and $265.6 million as of December 31, 2014. Because these deposits are held on behalf of our clients, they are not our funds and, therefore, are not included in the accompanying condensed consolidated balance sheets.

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

Under our contracts with our clients, if we make a payment in error or fail to pay a taxing authority when a payment is due, we could be held liable to our clients for all or part of the financial loss they suffer as a result of our act or omission. We maintained claim reserves relating to incorrect disposition of assets of $21.5 million and $20.2 million as of September 30, 2015 and December 31, 2014, respectively.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued updated guidance, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers must recognize measurement-period adjustments during the period of resolution, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The updated guidance is effective for fiscal years beginning after December 15, 2015. Earlier adoption is permitted for any interim and annual financial statements that have not yet been issued. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In August 2015, the FASB issued updated guidance concerning presentation and subsequent measurement of debt issuance costs relating to line of credit arrangements, which can be presented on the balance sheet as an asset to be subsequently amortized ratably over the term of the line of credit arrangement. The updated guidance is effective immediately. This updated guidance did not have a material impact on our financial statements.

In April 2015, FASB issued guidance, which requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related liability, rather than as a deferred charge. The updated guidance is effective retrospectively for financial statements covering fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier adoption is permitted but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued updated guidance on revenue recognition in order to 1) remove inconsistencies in revenue requirements, 2) provide a better framework for addressing revenue issues, 3) improve comparability across entities, industries, etc., 4) provide more useful information through improved disclosures, and 5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. Under the amendment, an entity should recognize revenue to depict the transfer of promised goods or services to clients in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting treatment for the incremental costs of obtaining a contract, which would not have been incurred had the contract not been obtained. Further, an entity is required to disclose sufficient information to enable the user of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows from contracts with clients. As updated by FASB in August 2015, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier adoption is permitted for annual reporting periods beginning after December 15, 2016 but we do not anticipate early adoption. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

Note 2 – Investment in Affiliates, Net

Investments in affiliates are accounted for under the equity method of accounting when we are deemed to have significant influence over the affiliate but do not control or have a majority voting interest in the affiliate. Investments are carried at the cost of acquisition, including subsequent capital contributions and loans from us, plus our equity in undistributed earnings or losses since inception of the investment. We recorded equity in earnings of affiliates, net of tax of $3.5 million and $4.0 million for the three months ended September 30, 2015 and 2014, respectively, and $11.9 million and $10.3 million for the nine months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015 and 2014, we recorded $4.8 million and $5.5 million, respectively, of operating revenues and $3.2 million and $3.3 million, respectively, of operating expenses related to our investment in affiliates. In addition, for the nine months ended September 30, 2015 and 2014, we recorded $14.2 million and $14.4 million, respectively, of operating revenues and $9.7 million and $9.5 million, respectively, of operating expenses related to our investment in affiliates.

One of our subsidiaries owns a 50.1% interest in RELS LLC ("RELS"), a provider of appraisals and appraisal management services used in connection with mortgage loan originations. This investment contributed 80.2% and 76.5% of our total equity in earnings of affiliates, net of tax, for the three months ended September 30, 2015 and 2014, respectively, and 83.5% and 81.6% for the nine months ended September 30, 2015 and 2014, respectively. The following summarizes the financial information for this investment (assuming 100% ownership interest):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Statements of income
Total revenues	$62,503	$57,777	$190,707	$166,278
Expenses and other	53,442	47,800	158,509	139,134
Net income attributable to RELS LLC	$9,061	$9,977	$32,198	$27,144
CoreLogic equity in earnings of affiliate	$4,540	$4,998	$16,131	$13,599

See Note 9 - Fair Value of Financial Instruments for further discussion on investment in affiliates, net, measured at fair value on a nonrecurring basis.

Note 3 - Property and Equipment, Net

Property and equipment, net as of September 30, 2015 and December 31, 2014 consists of the following:

(in thousands)	2015	2014
Land	$4,000	$4,000
Buildings	230	230
Furniture and equipment	81,134	91,397
Capitalized software	718,868	701,482
Leasehold improvements	30,294	30,001
	834,526	827,110
Less accumulated depreciation	(493,533)	(458,496)
Property and equipment, net	$340,993	$368,614

For the three and nine months ended September 30, 2014, we recorded a gain of $13.9 million from the sale of real estate-related assets. Depreciation expense for property and equipment was approximately $18.8 million and $17.5 million for the three months ended September 30, 2015 and 2014, respectively, and $56.0 million and $48.5 million for the nine months ended September 30, 2015 and 2014, respectively. See Note 9 - Fair Value of Financial Instruments for further discussion on property and equipment, net measured at fair value on a nonrecurring basis.

Note 4 – Goodwill, Net

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by operating segment and reporting unit, for the nine months ended September 30, 2015, is as follows:

(in thousands)	D&A	TPS	Consolidated
Balance as of January 1, 2015
Goodwill	$957,929	$876,470	$1,834,399
Accumulated impairment losses	(600)	(53,041)	(53,641)
Goodwill, net	957,329	823,429	1,780,758
Acquisitions	64,565	—	64,565
Translation adjustments	(23,362)	(139)	(23,501)
Other	(100)	100	—
Balance as of September 30, 2015
Goodwill, net	$998,432	$823,390	$1,821,822

In connection with the acquisition of LandSafe Appraisal Services, Inc. ("LandSafe"), we preliminarily recorded $64.6 million of goodwill within our Data & Analytics ("D&A") reporting unit for the nine months ended September 30, 2015.

Note 5 – Other Intangible Assets, Net

Other intangible assets, net consist of the following:

	September 30, 2015			December 31, 2014
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Client lists	$440,692	$(211,085)	$229,607	$394,070	$(192,612)	$201,458
Non-compete agreements	9,308	(7,825)	1,483	9,332	(7,351)	1,981
Trade names and licenses	91,948	(25,148)	66,800	93,497	(18,666)	74,831
Other intangibles	4,300	—	4,300	—	—	—
	$546,248	$(244,058)	$302,190	$496,899	$(218,629)	$278,270

Amortization expense for other intangible assets, net was $9.4 million and $10.2 million for the three months ended September 30, 2015 and 2014, respectively, and $28.9 million and $27.8 million for the nine months ended September 30, 2015 and 2014, respectively.

Estimated amortization expense for other intangible assets, net for the next five years is as follows:

(in thousands)
Remainder of 2015	$10,852
2016	37,955
2017	36,008
2018	35,204
2019	31,398
Thereafter	150,773
$302,190

Note 6 – Long-Term Debt

Our long-term debt consists of the following:

	September 30,	December 31,
(in thousands)	2015	2014
Acquisition-related note:
Non-interest bearing acquisition note, $5.0 million installment due March 2016	$4,847	$4,623
Notes:
7.25% senior notes due June 2021	393,000	393,000

7.55% senior debentures due April 2028	59,645	59,645
Bank debt:
Term loan facility borrowings due April 2020, weighted-average interest rate of 1.94% at September 30, 2015	839,375	—
Revolving line of credit borrowings due April 2020, weighted-average interest rate of 2.08% at September 30, 2015	100,000	—
Revolving line of credit borrowings due March 2019, weighted-average interest rate of 3.92% at December 31, 2014, extinguished April 2015	—	85,000
Term loan facility borrowings due March 2019, weighted-average interest rate of 2.41% at December 31, 2014, extinguished April 2015	—	786,250
Other debt:
Various debt instruments with maturities through 2019	2,284	2,045
Total long-term debt	1,399,151	1,330,563
Less current portion of long-term debt	48,253	11,352
Long-term debt, net of current portion	$1,350,898	$1,319,211

As of September 30, 2015 and December 31, 2014, we have recorded $11.8 million and $9.2 million, respectively, of accrued interest expense on our debt-related instruments.

Senior Notes

In May 2011, we issued $400.0 million aggregate principal amount of 7.25% senior notes due 2021 (the "Notes"). The Notes are guaranteed on a senior unsecured basis by each of our existing and future direct and indirect subsidiaries that guarantee our Credit Agreement (defined below). Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is 100% owned and the guarantees of the Notes are joint and several and full and unconditional. The combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the combined consolidating adjustments and eliminations and the consolidated accounts for CoreLogic, Inc. (the "Parent") for the dates and periods indicated are included in Note 16 - Guarantor Subsidiaries. The guarantees are subject to release under certain customary circumstances. The indenture governing the Notes provides that the guarantees may be automatically and unconditionally released only upon the following circumstances: 1) the guarantor is sold or sells all of its assets in compliance with the terms of the indenture; 2) the guarantor is released from its guarantee obligations under the Credit Agreement; 3) the guarantor is properly designated as an “unrestricted subsidiary;” or 4) the requirements for legal or covenant defeasance or satisfaction and discharge have been satisfied. The maximum potential amounts that could be required to be paid under the guarantees are essentially equal to the outstanding principal and interest under the Notes. There are no significant restrictions on the ability of the Parent or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan. The Notes bear interest at 7.25% per annum and mature on June 1, 2021. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2011. As of September 30, 2015, we were in compliance with all of our covenants under the indenture.

Credit Agreement

In April 2015, we amended and restated our senior secured credit facility (the "Credit Agreement") with Bank of America, N.A. as administrative agent and other financial institutions. The Credit Agreement provides for an $850.0 million five-year term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility") and expires on April 21, 2020. The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $750.0 million in the aggregate. As of September 30, 2015, we were in compliance with all of our covenants under the Credit Agreement.

Debt Issuance Costs

In connection with the amendment and restatement of the Credit Agreement, we incurred approximately $6.5 million of debt issuance costs of which $0.4 million were expensed in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2015. We capitalized the remaining $6.1 million of debt issuance costs within other assets in the accompanying condensed consolidated balance sheets, and will amortize these costs over the term of the Credit Agreement.

When we amended and restated the Credit Agreement, we had unamortized costs of $14.8 million related to previously recorded debt issuance costs, which we will amortize over the term of the Credit Agreement. In connection with the amendment and restatement of the Credit Agreement, during the nine months ended September 30, 2015, we wrote-off $1.6 million of unamortized debt issuance costs.

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

Acquisition-Related Notes

In March 2011, we entered into a settlement services joint venture with Speedy Title & Appraisal Review Services LLC ("STARS"). Our initial investment in STARS was $20.0 million and we also issued a note payable for an additional $15.0 million of consideration, which is non-interest bearing and due in three equal installments. As of September 30, 2015, the discounted balance outstanding under the note was $4.8 million.

Interest Rate Swaps

In May 2014, we entered into amortizing interest rate swap transactions ("Swaps"). The Swaps became effective in December 2014 and terminate in March 2019. The Swaps are for an initial notional balance of $500.0 million, with a fixed interest rate of 1.57%, and amortize quarterly by $12.5 million through December 31, 2017 and $25.0 million through December 31, 2018, with a remaining notional amount of $250.0 million. We entered into the Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges resulted in a liability of $8.8 million and $3.8 million as of September 30, 2015 and December 31, 2014, respectively, which is included in the accompanying condensed consolidated balance sheets as a component of other liabilities.

Our previous amortizing interest rate swap transactions entered into in June 2011 were terminated with a realized loss of $4.1 million for the nine months ended September 30, 2014 upon full repayment of the underlying debt associated with the terminated credit agreement.

Unrealized losses of $2.0 million (net of $1.3 million in deferred taxes) and unrealized gains of $1.0 million (net of $0.6 million in deferred taxes) were recognized in other comprehensive loss related to the Swaps for the three months ended

September 30, 2015 and 2014, respectively. In addition, unrealized losses of $3.1 million (net of $1.9 million in deferred taxes) and unrealized gains of $0.3 million (net of $0.2 million in deferred taxes) were recognized in other comprehensive loss related to the Swaps for the nine months ended September 30, 2015 and 2014, respectively.

Note 7 – Income Taxes

The effective income tax rate for income taxes as a percentage of income from continuing operations before equity in earnings of affiliates and income taxes was 46.4% and 23.7% for the three months ended September 30, 2015 and 2014, respectively, and 37.4% and 26.5% for the nine months ended September 30, 2015 and 2014, respectively.

For the three months ended September 30, 2015 when compared to 2014, the increase in the effective income tax rates were primarily attributable to an increase in unbenefited foreign losses in tax jurisdictions with tax rates lower than the U.S., a decrease in foreign tax credits and prior year non-recurring favorable discrete items associated with the disposition of our collateral solutions and field services businesses.

For the nine months ended September 30, 2015 when compared to the same period in 2014, the increase in the effective income tax rates were attributable to an increase in unbenefited foreign losses in tax jurisdictions with tax rates lower than the U.S., a decrease in foreign tax credits and nonrecurring favorable discrete items associated with research credits and the disposition of our collateral solutions and field service businesses, which were offset by current year nonrecurring favorable discrete items associated with the release of a foreign valuation allowance and reserves related to the acquisition of MSB/DataQuick.

Income taxes included in equity in earnings of affiliates were $2.3 million and $2.5 million for the three months ended September 30, 2015 and 2014, respectively, and $7.8 million and $6.4 million for the nine months ended September 30, 2015 and 2014, respectively. For the purpose of segment reporting, these amounts are not reflected at the segment level.

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

Note 8 – Earnings Per Share

The following is a reconciliation of net income per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
(in thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income from continuing operations	$28,285	$49,719	$90,583	$73,281
Loss from discontinued operations, net of tax	(117)	(4,856)	(445)	(15,219)
Gain from sale of discontinued operations, net of tax	—	476	—	476
Net income attributable to CoreLogic	$28,168	$45,339	$90,138	$58,538
Denominator:
Weighted-average shares for basic income per share	88,719	90,518	89,374	91,234
Dilutive effect of stock options and restricted stock units	1,435	1,469	1,367	1,599
Weighted-average shares for diluted income per share	90,154	91,987	90,741	92,833
Income per share
Basic:
Net income from continuing operations	$0.32	$0.55	$1.01	$0.80
Loss from discontinued operations, net of tax	—	(0.05)	—	(0.17)
Gain from sale of discontinued operations, net of tax	—	0.01	—	0.01
Net income attributable to CoreLogic	$0.32	$0.51	$1.01	$0.64
Diluted:
Net income from continuing operations	$0.31	$0.54	$1.00	$0.79
Loss from discontinued operations, net of tax	—	(0.05)	—	(0.16)
Gain from sale of discontinued operations, net of tax	—	0.01	—	0.01
Net income attributable to CoreLogic	$0.31	$0.50	$1.00	$0.64

The dilutive effect of stock-based compensation awards has been calculated using the treasury-stock method. For the three months ended September 30, 2015 there were no anti-dilutive common shares. For the three months ended September 30, 2014, an aggregate of 0.4 million stock options were excluded from the weighted-average diluted common shares outstanding due to their anti-dilutive effect. For the nine months ended September 30, 2015 and 2014, 0.2 million restricted stock units ("RSUs") and stock options and 0.3 million stock options, respectively, were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect.

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

Marketable securities

Marketable securities are classified as available-for-sale securities and are valued using quoted prices in active markets for similar assets.

Long-term debt

The fair value of long-term debt was estimated based on the current rates available to us for similar debt of the same remaining maturities and consideration of our default and credit risk.

Interest rate swap agreements

The fair value of the interest rate swap agreements was estimated based on market-value quotes received from the counterparties to the agreements.

The fair values of our financial instruments as of September 30, 2015 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Fair Value
Financial Assets:
Cash and cash equivalents	$160,257	$—	$160,257
Restricted cash	—	10,864	10,864
Marketable securities	22,613	—	22,613
Total Financial Assets	$182,870	$10,864	$193,734

Financial Liabilities:
Total debt	$—	$1,359,109	$1,359,109

Derivatives:
Liability for interest rate swap agreements	$—	$8,818	$8,818

The fair values of our financial instruments as of December 31, 2014 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Fair Value
Financial Assets:
Cash and cash equivalents	$104,677	$—	$104,677
Restricted cash	—	12,360	12,360
Marketable securities	22,264	—	22,264
Total Financial Assets	$126,941	$12,360	$139,301

Financial Liabilities:
Total debt	$—	$1,323,201	$1,323,201

Derivatives:
Liability for interest rate swap agreements	$—	$3,781	$3,781

The following table presents non-financial instruments that were measured at fair value, on a nonrecurring basis, as of September 30, 2015 and impairment losses for the three and nine months ended September 30, 2015:

	As of September 30, 2015
(in thousands)	Fair Value Measurements Using			Impairment Losses
	Level 1	Level 2	Level 3	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Property and equipment, net	$—	$—	$—	$—	$58

The following table presents non-financial instruments that were measured at fair value, on a nonrecurring basis, as of September 30, 2014 and impairment losses for the three and nine months ended September 30, 2014:

	As of September 30, 2014
(in thousands)	Fair Value Measurements Using			Impairment Losses
	Level 1	Level 2	Level 3	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Property and equipment, net	$—	$—	$—	$666	$988
Goodwill, net	—	—	—	—	3,900
Investment in affiliates, net	—	—	—	—	360
	$—	$—	$—	$666	$5,248

We recorded non-cash impairment charges of $0.7 million for the three months ended September 30, 2014, and $0.1 million and $1.0 million for the nine months ended September 30, 2015 and 2014, respectively, in our property and equipment, net, primarily related to internally developed software. In addition, we recorded non-cash impairment charges of $3.9 million for the nine months ended September 30, 2014 in our goodwill, net related to our technology solutions, solutions express and outsourcing services businesses. Lastly, we recorded non-cash impairment charges of $0.4 million for the nine months ended September 30, 2014 in our investment in affiliates, net, due to other-than-temporary loss in value from the absence of an ability to recover the carrying amount of the investment.

Note 10 – Stock-Based Compensation

We currently issue equity awards under the Amended and Restated CoreLogic, Inc. 2011 Performance Incentive Plan, which was initially approved by our stockholders at our Annual Meeting held on May 19, 2011 with an amendment and restatement approved by our stockholders at our Annual Meeting held on July 29, 2014 (the “Plan”). The Plan includes the ability to grant RSUs, performance-based RSUs ("PBRSU") and stock options. The Plan provides for up to 21,930,000 shares of the Company's common stock to be available for award grants.  Prior to the approval of the Plan, we issued share-based awards under the CoreLogic, Inc. 2006 Incentive Plan.

We have primarily utilized RSUs, PBRSUs and stock options as our share-based compensation instruments for employees and directors. The fair value of any share-based compensation instrument grant is based on the market value of our shares on the date of grant and is recognized as compensation expense over its vesting period.

Restricted Stock Units

For the nine months ended September 30, 2015 and 2014, we awarded 943,486 and 774,414 RSUs, respectively, with an estimated grant-date fair value of $33.3 million and $23.7 million, respectively. The majority of the RSU awards will vest ratably over three years.

RSU activity for the nine months ended September 30, 2015 is as follows:

	Number of	Weighted-Average Grant-Date
(in thousands, except weighted-average fair value prices)	Shares	Fair Value
Unvested RSUs outstanding at December 31, 2014	1,380	$27.17
RSUs granted	943	$35.34
RSUs vested	(664)	$24.86
RSUs forfeited	(78)	$31.41
Unvested RSUs outstanding at September 30, 2015	1,581	$32.80

As of September 30, 2015, there was $32.1 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 1.8 years. The fair value of RSUs is based on the market value of our common stock on the date of grant.

Performance-Based Restricted Stock Units

For the nine months ended September 30, 2015 and 2014, we awarded 222,788 and 367,558 PBRSUs, respectively, with an estimated grant-date fair value of $7.6 million and $11.6 million, respectively. These awards are subject to service-based, performance-based and market-based vesting conditions. For the PBRSUs awarded during the nine months ended September 30, 2015, the performance period is from January 1, 2015 to December 31, 2017 and the performance metric is adjusted earnings per share and market-based conditions. Subject to satisfaction of the performance criteria, the 2015 awards will vest on December 31, 2017.

The performance period for the PBRSUs awarded during the nine months ended September 30, 2014 is from January 1, 2014 to December 31, 2016 and the performance metric is adjusted earnings per share and market-based conditions. Subject to satisfaction of the performance criteria, the majority of the 2014 awards will vest on December 31, 2016.

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

PBRSU activity for the nine months ended September 30, 2015 is as follows:

	Number of	Weighted-Average Grant-Date
(in thousands, except weighted-average fair value prices)	Shares	Fair Value
Unvested PBRSUs outstanding at December 31, 2014	903	$22.19
PBRSUs granted	223	$34.01
PBRSUs vested	(415)	$16.51
PBRSUs forfeited	(49)	$30.83
Unvested PBRSUs outstanding at September 30, 2015	662	$29.21

As of September 30, 2015, there was $11.2 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 2.1 years. The fair value of PBRSUs is based on the market value of our common stock on the date of grant.

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

For the nine months ended September 30, 2014, we awarded 290,737 options, with an estimated fair value of $9.1 million. There were no options awarded for the nine months ended September 30, 2015. Option activity for the nine months ended September 30, 2015 is as follows:

(in thousands, except weighted-average price)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	2,562	$22.32
Options exercised	(676)	$24.56
Options canceled	(28)	$29.27
Options outstanding at September 30, 2015	1,858	$21.40	5.3	$29,409
Options vested and expected to vest at September 30, 2015	1,849	$21.36	5.3	$29,348
Options exercisable at September 30, 2015	1,604	$20.14	4.9	$27,419

As of September 30, 2015, there was $1.7 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 1.2 years.

The intrinsic value of options exercised was $8.8 million and $1.7 million for the nine months ended September 30, 2015 and 2014, respectively. This intrinsic value represents the difference between the fair market value of our common stock on the date of exercise and the exercise price of each option.

Employee Stock Purchase Plan

The employee stock purchase plan allows eligible employees to purchase our common stock at 85.0% of the lesser of the closing price on the first day or the last day of each quarter. Our employee stock purchase plan was approved by our stockholders at our 2012 annual meeting of stockholders and the first offering period commenced in October 2012. We recognized an expense for the amount equal to the estimated fair value of the discount during each offering period.

The following table sets forth the stock-based compensation expense recognized for the three and nine months ended September 30, 2015 and 2014.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
RSUs	$5,699	$4,316	$18,532	$14,746
PBRSUs	1,433	1,227	5,485	3,973
Stock options	443	778	1,480	2,999
Employee stock purchase plan	305	151	922	563
	$7,880	$6,472	$26,419	$22,281

The above includes $1.3 million and $0.4 million of stock-based compensation expense within cost of services in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2015 and 2014, respectively, and $2.7 million and $1.4 million for the nine months ended September 30, 2015 and 2014, respectively. It also includes $0.1 million and $0.2 million for the three and nine months ended September 30, 2014, respectively, of stock-based compensation expense reported within loss from discontinued operations in the accompanying condensed consolidated statements of operations.

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

On July 2, 2010, the court denied plaintiff's first motion for class certification. On November 19, 2010, the plaintiffs filed a renewed motion for class certification. On April 25, 2012, the court granted plaintiffs' renewed motion and certified a nationwide class of all persons who, on or after June 1, 2006, received home loans from WaMu in connection with appraisals that were obtained through eAppraiseIT. On July 12, 2012, the Ninth Circuit Court of Appeals declined to review the class certification order. Following discovery, on July 1, 2014, the defendant filed motions for summary judgment and to decertify the class. On September 16, 2014, the trial court granted summary judgment against one named plaintiff but denied it as to the other, denied the motion to decertify the class, and bifurcated trial into two phases. The parties thereafter conducted a court-ordered mediation and subsequently reached an agreement in principle to settle the case for a total of $9.9 million, inclusive of attorney fees and subject to court approval. We previously recorded an accrual for this amount within loss from discontinued operations, net of tax.

On December 12, 2014, the court preliminarily approved the settlement. Notice to the class was subsequently made and, after a final fairness hearing on April 24, 2015, the court entered final judgment on April 27, 2015 approving the settlement and dismissing the case with prejudice.

Separation

Following the Separation, we are responsible for a portion of FAFC's contingent and other corporate liabilities. In the Separation and Distribution Agreement we entered into in connection with the Separation, we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary. At September 30, 2015, no reserves were considered necessary.

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

Note 12 – Acquisitions

In September 2015, we completed the acquisition of LandSafe for $122.0 million, subject to working capital adjustments, which is included as a component of our D&A reporting segment. The acquisition builds on our longstanding strategic relationship with a key client and continues to expand our property valuation capabilities. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservables. The purchase price allocation is subject to change based on our final determination of fair value in connection with intangible assets and working capital matters. We preliminarily recorded customer lists of $53.4 million with an estimated average life of 10 years, other intangibles of $4.3 million with an estimated useful life of 10 years and goodwill of $64.6 million, which is fully deductible for tax purposes. The business combination did not have a material impact on our consolidated financial statements.

In March 2014, we completed the acquisition of Marshall & Swift/Boeckh ("MSB") and DataQuick Information Systems ("DataQuick"). In addition, we acquired the assets of the credit, flood services and automated valuation model operations of DataQuick Lending Solutions and certain intellectual property assets of Decision Insight Information Group S.à r.l. The total consideration paid in connection with the MSB/DataQuick acquisition was approximately $652.5 million in cash, which was primarily funded through borrowings under our Credit Agreement. The acquisition of MSB/DataQuick significantly expanded our footprint in property and casualty insurance and added scale to our existing property data and analytics business, which was a contributing factor to the recording of goodwill. The operations of MSB and DataQuick's data licensing and analytics units are reported within our D&A segment and DataQuick's flood zone determination and credit servicing operations are reported within our Technology and Processing Solutions ("TPS") segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. Any excess of the purchase price over the fair value of identified assets acquired and liabilities assumed was recognized as goodwill. The allocation of the purchase price is as follows:

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

We reported revenues of approximately $46.3 million from MSB/DataQuick from the acquisition date of March 25, 2014 through September 30, 2014.

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

In September 2013, we acquired an additional 10% interest in New Zealand based Property IQ Ltd. ("PIQ") for NZD$3.3 million, or $2.6 million, resulting in a 60.0% controlling interest. In connection with the acquisition, the other holder has the right to sell its remaining noncontrolling shares in PIQ to us (the "put") and we have the right to purchase the remaining noncontrolling interest in PIQ at fair value (the "call"). As the call and put do not represent separate assets or liabilities and the exercise of the put is outside of our control, the noncontrolling interest of NZD$13.2 million, or $10.2 million, was recorded on the date of acquisition as redeemable noncontrolling interest in the accompanying condensed consolidated balance sheet. We recognized $0.4 million for both the three months ended September 30, 2015 and 2014, and $0.8 million and $0.9 million for the nine months ended September 30, 2015 and 2014, respectively, of net income in connection with the redeemable noncontrolling interest. As of September 30, 2015, we recorded accumulated adjustments to redeemable noncontrolling interest and retained earnings to increase the estimated redemption value by $7.2 million.

Note 14 – Discontinued Operations

On September 30, 2014, we completed the sale of our collateral solutions and field services businesses, which were included in our previous Asset Management and Processing Solutions ("AMPS") segment, for total consideration of $29.1 million, subject to working capital adjustments.

Summarized below are certain assets and liabilities classified as discontinued operations as of September 30, 2015 and December 31, 2014:

(in thousands)	D&A		TPS
As of September 30, 2015	Marketing	Consumer	Appraisal	AMPS	Total
Deferred income tax asset and other assets	$177	$149	$34	$667	$1,027

Accounts payable, accrued expenses and other liabilities	$381	$88	$319	$2,003	$2,791

As of December 31, 2014
Deferred income tax asset and other assets	$177	$149	$3,808	$133	$4,267

Accounts payable, accrued expenses and other liabilities	$194	$88	$10,941	$2,481	$13,704

Summarized below are the components of our loss from discontinued operations for the three and nine months ended September 30, 2015 and 2014:

(in thousands)	D&A		TPS
For the Three Months Ended September 30, 2015	Marketing	Consumer	Appraisal	AMPS	Total
Operating revenue	$—	$—	$—	$—	$—
Loss from discontinued operations before income taxes	(145)	—	(4)	(40)	(189)
Income tax benefit	(55)	—	57	(74)	(72)
(Loss)/income from discontinued operations, net of tax	$(90)	$—	$(61)	$34	$(117)

For the Three Months Ended September 30, 2014
Operating revenue	$—	$—	$—	$34,358	$34,358
(Loss)/income from discontinued operations before income taxes	(25)	—	(11,644)	3,864	(7,805)
Income tax benefit	(10)	—	(681)	(2,258)	(2,949)
(Loss)/income from discontinued operations, net of tax	$(15)	$—	$(10,963)	$6,122	$(4,856)

	D&A		TPS
For the Nine Months Ended September 30, 2015	Marketing	Consumer	Appraisal	AMPS	Total
Operating revenue	$—	$—	$—	$2	$2
Loss from discontinued operations before income taxes	(522)	—	(17)	(182)	(721)
Income tax benefit	(155)	—	(4)	(117)	(276)
(Loss)/income from discontinued operations, net of tax	$(367)	$—	$(13)	$(65)	$(445)

For the Nine Months Ended September 30, 2014
Operating revenue	$—	$—	$—	$93,756	$93,756
(Loss)/income from discontinued operations before income taxes	(915)	—	(29,585)	8,192	(22,308)
Income tax (benefit)/provision	(350)	—	(7,544)	805	(7,089)
(Loss)/income from discontinued operations, net of tax	$(565)	$—	$(22,041)	$7,387	$(15,219)

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

Our D&A segment includes intercompany revenues of $1.2 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively, and $3.8 million and $3.2 million for the nine months ended September 30, 2015 and 2014, respectively. The segment also includes intercompany expenses of $1.3 million and $1.4 million for the three months ended September 30, 2015 and 2014, respectively, and $3.9 million and $4.4 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Our TPS segment includes intercompany revenues of $1.2 million and $1.3 million for the three months ended September 30, 2015 and 2014, respectively, and $3.6 million and $4.4 million for the nine months ended September 30, 2015 and 2014, respectively. The segment also includes intercompany expenses of $1.1 million for each of the three months ended September 30, 2015 and 2014, and $3.5 million and $3.2 million for the nine months ended September 30, 2015 and 2014, respectively.

Corporate consists primarily of corporate personnel and other expenses associated with our corporate functions and facilities, investment gains and losses, equity in earnings of affiliates, net of tax, and interest expense.

It is impracticable to disclose revenues from external clients for each product and service offered.

Selected financial information by reportable segment is as follows:

(in thousands)
For the Three Months Ended September 30, 2015	Operating Revenues	Depreciation and Amortization	Operating Income/(Loss)	Equity in Earnings/(Loss) of Affiliates, Net of Tax	Net Income/(Loss) From Continuing Operations	Capital Expenditures
D&A	$170,509	$24,552	$27,196	$(96)	$27,075	$12,121
TPS	218,349	8,025	56,459	5,859	62,238	1,537
Corporate	—	3,863	(17,735)	(2,266)	(60,671)	3,854
Eliminations	(2,419)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$386,439	$36,440	$65,920	$3,497	$28,642	$17,512

For the Three Months Ended September 30, 2014
D&A	$173,554	$26,250	$32,387	$230	$33,251	$14,367
TPS	196,282	6,571	44,608	6,312	50,846	1,855
Corporate	94	2,944	760	(2,510)	(33,974)	3,278
Eliminations	(2,476)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$367,454	$35,765	$77,755	$4,032	$50,123	$19,500

For the Nine Months Ended September 30, 2015
D&A	$510,644	$75,978	$78,479	$(1,000)	$77,320	$41,492
TPS	633,962	21,342	157,746	20,589	178,096	4,236
Corporate	37	12,311	(60,332)	(7,658)	(164,010)	11,987
Eliminations	(7,419)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$1,137,224	$109,631	$175,893	$11,931	$91,406	$57,715

For the Nine Months Ended September 30, 2014
D&A	$483,182	$72,155	$76,343	$15	$76,990	$42,014
TPS	583,921	19,665	102,588	16,700	125,019	6,687
Corporate	20	8,816	(45,331)	(6,426)	(127,829)	13,628
Eliminations	(7,595)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$1,059,528	$100,636	$133,600	$10,289	$74,180	$62,329

(in thousands)	As of	As of
Assets	September 30, 2015	December 31, 2014
D&A	$1,986,847	$1,886,478
TPS	1,293,911	1,297,903
Corporate	5,211,079	5,102,328
Eliminations	(4,890,294)	(4,774,614)
Consolidated (excluding assets of discontinued operations)	$3,601,543	$3,512,095

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

	Condensed Balance Sheet
	As of September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Cash and cash equivalents	$75,319	$6,194	$78,744	$—	$160,257
Accounts receivable	—	217,698	22,240	—	239,938
Other current assets	50,670	113,512	4,588	(3,333)	165,437
Property and equipment, net	16,027	303,376	21,590	—	340,993
Goodwill, net	—	1,676,954	144,868	—	1,821,822
Other intangible assets, net	248	275,531	26,411	—	302,190
Capitalized data and database cost, net	—	257,923	66,945	—	324,868
Investments in affiliates, net	—	99,178	1,378	—	100,556
Deferred income tax assets, long-term	49,365	—	—	(49,365)	—
Restricted cash	9,776	—	1,088	—	10,864
Investment in subsidiaries	2,462,393	—	—	(2,462,393)	—
Intercompany receivable	124,791	283,538	—	(408,329)	—
Other assets	103,809	30,300	1,536	—	135,645
Total assets	$2,892,398	$3,264,204	$369,388	$(2,923,420)	$3,602,570

Liabilities and equity:
Current liabilities	$136,152	$410,289	$39,221	$(3,333)	$582,329
Long-term debt, net of current	1,349,520	1,378	—	—	1,350,898
Deferred revenue, net of current	—	436,399	174	—	436,573
Deferred income taxes, long term	—	95,381	14,487	(49,365)	60,503
Intercompany payable	283,539	22,325	102,465	(408,329)	—
Other liabilities	133,676	28,139	1,450	—	163,265
Redeemable noncontrolling interest	—	—	19,491	—	19,491
Total CoreLogic stockholders' equity	989,511	2,270,293	192,100	(2,462,393)	989,511
Total liabilities and equity	$2,892,398	$3,264,204	$369,388	$(2,923,420)	$3,602,570

	Condensed Balance Sheet
	As of December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Cash and cash equivalents	$61,602	$8,733	$34,342	$—	$104,677
Accounts receivable	—	189,138	25,206	—	214,344
Other current assets	55,867	120,531	5,206	—	181,604
Property and equipment, net	17,261	325,638	25,715	—	368,614
Goodwill, net	—	1,612,388	168,370	—	1,780,758
Other intangible assets, net	290	242,170	35,810	—	278,270
Capitalized data and database cost, net	—	254,236	79,029	—	333,265
Investments in affiliates, net	—	103,598	—	—	103,598
Deferred income tax assets, long-term	49,365	—	—	(49,365)	—
Restricted cash	11,035	—	1,325	—	12,360
Investment in subsidiaries	2,350,467	—	—	(2,350,467)	—
Intercompany receivable	89,780	158,939	—	(248,719)	—
Other assets	105,262	31,925	1,685	—	138,872
Total assets	$2,740,929	$3,047,296	$376,688	$(2,648,551)	$3,516,362

Liabilities and equity:
Current liabilities	$123,196	$389,170	$38,224	$—	$550,590
Long-term debt, net of current	1,313,270	5,941	—	—	1,319,211
Deferred revenue, net of current	—	389,302	6	—	389,308
Deferred income taxes, long term	—	91,197	22,147	(49,365)	63,979
Intercompany payable	158,939	22,325	67,455	(248,719)	—
Other liabilities	131,357	27,930	1,797	—	161,084
Redeemable noncontrolling interest	—	—	18,023	—	18,023
Total CoreLogic stockholders' equity	1,014,167	2,121,431	229,036	(2,350,467)	1,014,167
Total liabilities and equity	$2,740,929	$3,047,296	$376,688	$(2,648,551)	$3,516,362

	Condensed Statement of Operations
	For the Three Months Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$355,304	$31,135	$—	$386,439
Intercompany revenues	—	—	158	(158)	—
Cost of services (exclusive of depreciation and amortization below)	—	180,987	11,855	(4)	192,838
Selling, general and administrative expenses	18,738	66,753	5,904	(154)	91,241
Depreciation and amortization	1,326	29,652	5,462	—	36,440
Operating (loss)/income	(20,064)	77,912	8,072	—	65,920
Total interest expense, net	(15,748)	(313)	(501)	—	(16,562)
Loss on investments and other, net	(2,448)	—	—	—	(2,448)
(Benefit)/provision for income taxes	(14,206)	32,910	3,061	—	21,765
Equity in earnings/(loss) of affiliates, net of tax	—	3,712	(215)	—	3,497
Equity in earnings of subsidiary, net of tax	52,222	—	—	(52,222)	—
Net income from continuing operations, net of tax	28,168	48,401	4,295	(52,222)	28,642
Loss from discontinued operations, net of tax	—	(117)	—	—	(117)
Net income	28,168	48,284	4,295	(52,222)	28,525
Less: Net income attributable to noncontrolling interest	—	—	357	—	357
Net income/(loss) attributable to CoreLogic	$28,168	$48,284	$3,938	$(52,222)	$28,168

Net income	$28,168	$48,284	$4,295	$(52,222)	$28,525
Total other comprehensive income	(26,808)	—	(23,934)	23,934	(26,808)
Less: Comprehensive income attributable to noncontrolling interests	—	—	357	—	357
Comprehensive income attributable to CoreLogic	$1,360	$48,284	$(19,996)	$(28,288)	$1,360

	Condensed Statement of Operations
	For the Three Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$329,057	$38,397	$—	$367,454
Intercompany revenues	—	—	182	(182)	—
Cost of services (exclusive of depreciation and amortization below)	—	171,419	13,768	(19)	185,168
Selling, general and administrative expenses	9,289	47,112	11,861	(163)	68,099
Depreciation and amortization	1,212	27,846	6,707	—	35,765
Impairment loss	—	667	—	—	667
Operating (loss)/income	(10,501)	82,013	6,243	—	77,755
Total interest expense, net	(17,321)	(80)	(127)	—	(17,528)
(Loss)/gain on investment and other, net	(398)	31	550	—	183
Provision/(benefit) for income taxes	(16,279)	30,786	(188)	—	14,319
Equity in earnings of affiliates, net of tax	—	4,032	—	—	4,032
Equity in earnings of subsidiary, net of tax	57,280	—	—	(57,280)	—
Net income from continuing operations, net of tax	45,339	55,210	6,854	(57,280)	50,123
Loss from discontinued operations, net of tax	—	(4,856)	—	—	(4,856)
(Loss)/gain from sale of discontinued operations, net of tax	—	(1,060)	1,536	—	476
Net income	45,339	49,294	8,390	(57,280)	45,743
Less: Net income attributable to noncontrolling interest	—	—	404	—	404
Net income attributable to CoreLogic	$45,339	$49,294	$7,986	$(57,280)	$45,339

Net income	$45,339	$49,294	$8,390	$(57,280)	$45,743
Total other comprehensive loss	(25,637)	—	(26,251)	26,251	(25,637)
Less: Comprehensive income attributable to noncontrolling interests	—	—	404	—	404
Comprehensive income/(loss) attributable to CoreLogic	$19,702	$49,294	$(18,265)	$(31,029)	$19,702

	Condensed Statement of Operations
	For the Nine Months Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$1,041,209	$96,015	$—	$1,137,224
Intercompany revenues	—	—	537	(537)	—
Cost of services (exclusive of depreciation and amortization below)	—	532,377	35,784	(36)	568,125
Selling, general and administrative expenses	51,417	207,798	24,803	(501)	283,517
Depreciation and amortization	3,802	88,354	17,475	—	109,631
Impairment loss	—	58	—	—	58
Operating (loss)/income	(55,219)	212,622	18,490	—	175,893
Total interest expense, net	(42,892)	(1,109)	(1,536)	—	(45,537)
Loss on investments and other, net	(3,416)	—	(78)	—	(3,494)
(Benefit)/provision for income taxes	(42,777)	83,454	6,710	—	47,387
Equity in earnings/(loss) of affiliates, net of tax	—	12,567	(636)	—	11,931
Equity in earnings of subsidiary, net of tax	148,888	—	—	(148,888)	—
Net income from continuing operations, net of tax	90,138	140,626	9,530	(148,888)	91,406
Loss from discontinued operations, net of tax	—	(445)	—	—	(445)
Net income	90,138	140,181	9,530	(148,888)	90,961
Less: Net income attributable to noncontrolling interest	—	—	823	—	823
Net income attributable to CoreLogic	$90,138	$140,181	$8,707	$(148,888)	$90,138

Net income	$90,138	$140,181	$9,530	$(148,888)	$90,961
Total other comprehensive loss	(48,267)	—	(45,080)	45,080	(48,267)
Less: Comprehensive income attributable to noncontrolling interests	—	—	823	—	823
Comprehensive income/(loss) attributable to CoreLogic	$41,871	$140,181	$(36,373)	$(103,808)	$41,871

	Condensed Statement of Operations
	For the Nine Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$954,224	$105,304	$—	$1,059,528
Intercompany revenues	—	—	475	(475)	—
Cost of services (exclusive of depreciation and amortization below)	—	523,455	41,478	(17)	564,916
Selling, general and administrative expenses	40,975	184,277	30,694	(458)	255,488
Depreciation and amortization	3,606	77,271	19,759	—	100,636
Impairment loss	—	4,888	—	—	4,888
Operating (loss)/income	(44,581)	164,333	13,848	—	133,600
Total interest expense, net	(48,029)	(194)	(1,241)	—	(49,464)
(Loss)/gain on investments and other, net	(3,413)	5,688	550	—	2,825
(Benefit)/provision for income taxes	(41,306)	59,657	4,719	—	23,070
Equity in earnings of affiliates, net of tax	—	10,289	—	—	10,289
Equity in earnings of subsidiary, net of tax	113,255	—	—	(113,255)	—
Net income from continuing operations, net of tax	58,538	120,459	8,438	(113,255)	74,180
Loss from discontinued operations, net of tax	—	(15,219)	—	—	(15,219)
(Loss)/gain on sale of discontinued operations, net of tax	—	(1,060)	1,536	—	476
Net income	58,538	104,180	9,974	(113,255)	59,437
Less: Net income attributable to noncontrolling interest	—	—	899	—	899
Net income attributable to CoreLogic	$58,538	$104,180	$9,075	$(113,255)	$58,538

Net income	$58,538	$104,180	$9,974	$(113,255)	$59,437
Total other comprehensive loss	(6,305)	—	(8,709)	8,709	(6,305)
Less: Comprehensive income attributable to noncontrolling interests	—	—	899	—	899
Comprehensive income attributable to CoreLogic	$52,233	$104,180	$366	$(104,546)	$52,233

	Condensed Statement of Cash Flows
	For the Nine Months Ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	$(41,922)	$280,039	$23,136	$—	$261,253
Net cash used in operating activities - discontinued operations	—	(7,584)	—	—	(7,584)
Total cash (used in)/provided by operating activities	$(41,922)	$272,455	$23,136	$—	$253,669
Cash flow from investing activities:
Purchases of property and equipment	$(2,525)	$(20,381)	$(7,103)	$—	$(30,009)
Purchases of capitalized data and other intangible assets	—	(23,706)	(4,000)	—	(27,706)
Cash paid for acquisitions, net of cash acquired	—	(119,346)	—	—	(119,346)
Purchases of investments	—	(1,746)	(2,002)	—	(3,748)
Proceeds from sale of property and equipment	—	94	—	—	94
Proceeds from sale of investments	—	—	—	—	—
Change in restricted cash	1,259	—	237	—	1,496
Net cash used in investing activities - continuing operations	(1,266)	(165,085)	(12,868)	—	(179,219)
Net cash provided by investing activities - discontinued operations	—	—	—	—	—
Total cash used in investing activities	$(1,266)	$(165,085)	$(12,868)	$—	$(179,219)
Cash flow from financing activities:
Proceeds from long-term debt	$114,375	$—	$—	$—	$114,375
Debt issuance costs	(6,452)	—	—	—	(6,452)
Repayments of long-term debt	(46,474)	(525)	—	—	(46,999)
Proceeds from issuance of shares in connection with share-based compensation	19,554	—	—	—	19,554
Minimum tax withholdings related to net share settlements	(14,425)	—	—	—	(14,425)
Shares repurchased and retired	(97,430)	—	—	—	(97,430)
Excess tax benefit related to stock options	6,284	—	—	—	6,284
Intercompany payments	(27,377)	(116,968)	—	144,345	—
Intercompany proceeds	116,968	—	27,377	(144,345)	—
Net cash provided by/(used in) financing activities - continuing operations	65,023	(117,493)	27,377	—	(25,093)
Net cash provided by financing activities - discontinued operations	—	—	—	—	—
Total cash provided by/(used in) financing activities	$65,023	$(117,493)	$27,377	$—	$(25,093)
Effect of exchange rate on cash	—	—	6,757	—	6,757
Net change in cash and cash equivalents	21,835	(10,123)	44,402	—	56,114

Cash and cash equivalents at beginning of period	61,602	8,733	34,342	—	104,677
Less: Change in cash and cash equivalents - discontinued operations	—	(7,584)	—	—	(7,584)
Plus: Cash swept to discontinued operations	(8,118)	—	—	—	(8,118)
Cash and cash equivalents at end of period	$75,319	$6,194	$78,744	$—	$160,257

	Condensed Statement of Cash Flows
	For the Nine Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	$(7,831)	$190,961	$27,613	$—	$210,743
Net cash used in operating activities - discontinued operations	—	(2,104)	—	—	(2,104)
Total cash (used in)/provided by operating activities	$(7,831)	$188,857	$27,613	$—	$208,639
Cash flow from investing activities:
Purchases of property and equipment	$(1,430)	$(28,016)	$(7,676)	$—	$(37,122)
Purchases of capitalized data and other intangible assets	—	(22,258)	(2,949)	—	(25,207)
Cash paid for acquisitions, net of cash acquired	—	(643,218)	(29,118)	—	(672,336)
Cash received from sale of discontinued operations	—	25,525	—	—	25,525
Proceeds from sale of property and equipment	—	13,937	—	—	13,937
Change in restricted cash	(1,750)	307	—	—	(1,443)
Net cash used in investing activities - continuing operations	(3,180)	(653,723)	(39,743)	—	(696,646)
Net cash provided by investing activities - discontinued operations	—	—	1,536	—	1,536
Total cash used in investing activities	$(3,180)	$(653,723)	$(38,207)	$—	$(695,110)
Cash flow from financing activities:
Proceeds from long-term debt	$690,017	$—	$—	$—	$690,017
Debt issuance costs	(14,042)	—	—	—	(14,042)
Repayments of long-term debt	(113,967)	(4,869)	—	—	(118,836)
Proceeds from issuance of shares in connection with share-based compensation	5,736	—	—	—	5,736
Minimum tax withholdings related to net share settlements	(15,247)	—	—	—	(15,247)
Shares repurchased and retired	(72,781)	—	—	—	(72,781)
Excess tax benefit related to stock options	6,352	—	—	—	6,352
Intercompany payments	(665,031)	(179,187)	—	844,218	—
Intercompany proceeds	179,187	653,885	11,146	(844,218)	—
Net cash provided by financing activities - continuing operations	224	469,829	11,146	—	481,199
Net cash provided by financing activities - discontinued operations	—	—	—	—	—
Total cash provided by financing activities	$224	$469,829	$11,146	$—	$481,199
Effect of exchange rate on cash	—	—	(144)	—	(144)
Net change in cash and cash equivalents	(10,787)	4,963	408	—	(5,416)
Cash and cash equivalents at beginning of period	104,310	—	30,109	—	134,419

Less: Change in cash and cash equivalents - discontinued operations	—	(2,104)	1,536	—	(568)
Plus: Cash swept (to)/from discontinued operations	(3,489)	—	1,536	—	(1,953)
Cash and cash equivalents at end of period	$90,034	$7,067	$30,517	$—	$127,618

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

•	compromises in the security of our data, including cyber-based attacks, the transmission of confidential information or systems interruptions;

•	the inability to control the dividend policies of our partially-owned affiliates;

•	difficult conditions in the mortgage and consumer lending industries and the economy generally;

•	our ability to protect proprietary technology rights;

•	our ability to realize the anticipated benefits of certain acquisitions and/or divestitures and the timing thereof;

•	risks related to the outsourcing of services and international operations;

•	our growth strategies and our ability to effectively and efficiently implement them;

•	the level of our indebtedness, our ability to service our indebtedness and the restrictions in our various debt agreements;

•	intense competition in the market against third parties and the in-house capabilities of our clients;

•	our ability to attract and retain qualified management;

•	impairments in our goodwill or other intangible assets; and

•	the remaining tax sharing arrangements and other obligations associated with the spin off of First American Financial Corporation.

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

With our data as a foundation, we have built strong analytics capabilities and a variety of value-added business services to meet our clients’ needs for mortgage and automotive credit reporting, property tax, property valuation, tenancy, hazard risk, property risk and replacement cost, flood plain location determination and other geospatial data, analytics and related services.

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

RESULTS OF OPERATIONS

Overview of Business Environment and Company Developments

Business Environment

The volume of U.S. mortgage loan originations serves as a key market driver for more than half our business. We believe the volume of real estate and mortgage transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, employment levels and the overall state of the U.S. economy. We believe mortgage originations, expressed in dollars, increased by approximately 10% in the third quarter of 2015 relative to the same period in 2014, primarily due to low interest rates and improvement in home purchase-related and mortgage loan refinancing-related origination volumes. Through 2015, the level of mortgage originations was higher due to favorable long-term interest rates and the continued accommodative policy stance of the Federal Reserve. We expect total 2015 mortgage origination unit volumes will be modestly above 2014 levels.

We generate the majority of our revenues from clients with operations in the U.S. residential real estate, mortgage origination and mortgage servicing markets. Approximately 30.3% and 32.7% of our operating revenues for the three and nine months ended September 30, 2015, respectively, were generated from our ten largest clients, which primarily consist of the largest U.S. mortgage originators and servicers.

While the majority of our revenues are generated in the U.S., continued strengthening of the U.S. dollar versus other currencies in 2015 has unfavorably impacted the financial results translation of our international operations. For the three and nine months ended September 30, 2015, our revenues were unfavorably impacted by $7.8 million and $18.1 million, respectively.

Acquisitions

In September 2015, we completed the acquisition of LandSafe Appraisal Services, Inc. ("LandSafe") for $122.0 million, which is included as a component of our D&A reporting segment. The acquisition builds on our long-standing strategic relationship with a key client and continues to expand our property valuation capabilities.

Credit Agreement Amendment

On April 21, 2015, we completed an amendment and restatement of our senior secured credit facility agreement, which increased our borrowing capacity and lowered our future borrowing costs. In addition, the amendment provided for increased flexibility for acquisitions and certain types of investments as well as an extension of the term to April 2020.

Productivity & Cost Management

In line with our commitment to operational excellence and margin expansion, we are undertaking an expanded three-year productivity and cost management program, which is expected to reduce expense, on an annual run-rate basis, by approximately $60.0 million by 2018. Savings are expected to be realized through the reduction of selling, general and administrative costs, outsourcing certain business process functions, consolidation of facilities and other operational improvements. This program will incorporate expected savings from the completion of the first phase of our previously-announced TTI described below. Cash and non-cash charges associated with this program are expected to aggregate approximately $20.0 million and will be incurred over the course of the three-year program.

Technology Transformation Initiative

In July 2012, as part of our on-going cost efficiency program, we announced the launch of our TTI, which is a major technology transformation initiative designed to provide us with new functionality, increased performance and reduced application management and development costs. The TTI encompasses two phases. The first phase, designed to transform our existing technology infrastructure to run in a private dedicated cloud environment hosted in Dell’s technology center located in Quincy, WA, was completed in the second quarter of 2015. The second phase of the TTI involves the creation of a next-generation technology platform to leverage data monetization and analytics, social media, mobility, voice and other capabilities via a delivery portal driven by a common data repository. Progressive deployment of our next-generation platform is currently expected to occur in several phases, which commenced in 2015. For the three and nine months ended September 30, 2015, we incurred expenses of $3.4 million and $13.8 million, respectively, and capitalized expenditures of $1.2 million and $6.0 million, respectively, related to the TTI.

Unless otherwise indicated, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q relate solely to the discussion of our continuing operations.

Consolidated Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Operating Revenues

Our consolidated operating revenues were $386.4 million for the three months ended September 30, 2015, an increase of $19.0 million, or 5.2%, when compared to 2014, and consisted of the following:

(in thousands, except percentages)	2015	2014	$ Change	% Change
D&A	$170,509	$173,554	$(3,045)	(1.8)%
TPS	218,349	196,282	22,067	11.2
Corporate and eliminations	(2,419)	(2,382)	(37)	1.6
Operating revenues	$386,439	$367,454	$18,985	5.2%

Our D&A segment revenues decreased by $3.0 million, or 1.8%, when compared to 2014. The decrease of $3.0 million was primarily the result of the impact of unfavorable foreign currency translation of $7.8 million and lower multifamily and specialty credit revenues of $0.9 million, due to a decrease in rental market volumes. This decrease was partially offset by higher insurance and spatial solutions revenues of $5.6 million and higher property information and analytics revenues of $0.1 million due to higher mortgage origination volumes and improved pricing.

Our TPS segment revenues increased by $22.1 million, or 11.2%, when compared to 2014. Acquisition activity contributed $3.6 million of additional revenues in 2015. Excluding acquisition activity, the increase of $18.5 million was primarily due to increases in mortgage origination volumes and market share gains, which increased our payment processing revenues by $11.4 million and origination and underwriting services revenues by $8.2 million. This increase was partially offset by declines in our technology and outsourcing services revenues of $1.1 million, primarily due to lower operational services volumes.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services

Our consolidated cost of services was $192.8 million for the three months ended September 30, 2015, an increase of $7.7 million, or 4.1%, when compared to 2014. Acquisition activity contributed $3.2 million of additional expense in 2015. Excluding acquisition activity, the increase of $4.5 million was primarily due to higher mortgage loan volumes of $7.8 million, partially offset by favorable product mix of $3.3 million.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $91.2 million for the three months ended September 30, 2015, an increase of $23.1 million, or 34.0%, when compared to 2014. Acquisition activity contributed $1.0 million of additional expense in 2015. Excluding acquisition activity, the increase of $22.1 million was primarily due to a non-recurring $13.9 million gain on sale of real estate assets, which offset selling, general and administrative expenses in the prior year. In addition, we had higher compensation-related expenses of $7.5 million, higher external services costs of $4.9 million and higher professional fees of $3.2 million. The increase was partially offset by lower facility and lease equipment costs of $3.2 million and higher capitalized costs and other expenses of $4.2 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $36.4 million for the three months ended September 30, 2015, an increase of $0.7 million, or 1.9%, when compared to 2014. Acquisition activity contributed $0.5 million of additional expense in 2015 and the remaining variance was primarily due to increased capitalized software development costs.

Operating Income

Our consolidated operating income was $65.9 million for the three months ended September 30, 2015, a decrease of $11.8 million, or 15.2%, when compared to 2014, and consisted of the following:

(in thousands, except percentages)	2015	2014	$ Change	% Change
D&A	$27,196	$32,387	$(5,191)	(16.0)%
TPS	56,459	44,608	11,851	26.6
Corporate and eliminations	(17,735)	760	(18,495)	(2,433.6)
Operating income	$65,920	$77,755	$(11,835)	(15.2)%

Our D&A segment operating income decreased by $5.2 million, or 16.0%, when compared to 2014 and our operating margins decreased 269 basis points. The decrease was primarily due to higher compensation-related expenses of $1.0 million, higher professional fees of $1.5 million, the impact of unfavorable foreign currency translation of $0.7 million and higher other expenses of $2.0 million.

Our TPS segment operating income increased by $11.9 million, or 26.6%, when compared to 2014. Acquisition activity contributed $1.1 million of lower operating income in 2015 due to transition-related costs. Excluding acquisition activity, operating income increased $13.0 million and operating margins increased 406 basis points primarily due to higher mortgage origination volumes, market share gains and the impact of on-going operational efficiency programs.

Corporate and eliminations had an unfavorable variance of $18.5 million primarily due to a gain from dispositions of property and equipment in the prior year and higher acquisition-related costs.

Total Interest Expense, net

Our consolidated total interest expense, net was $16.6 million for the three months ended September 30, 2015, a decrease of $1.0 million, or 5.5%, when compared to 2014. The decrease was due to lower interest rates.

(Loss)/Gain on Investments and Other, Net

Our consolidated loss on investments and other, net was $2.4 million for the three months ended September 30, 2015, an unfavorable variance of $2.6 million when compared to 2014, due primarily to lower realized gains on investments in the current year.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations before equity in earnings of affiliates and income taxes was $21.8 million and $14.3 million for the three months ended September 30, 2015 and 2014, respectively. The effective tax rate was 46.4% and 23.7% for the three months ended September 30, 2015 and 2014, respectively. The increase in the effective income tax rate was primarily attributable to unbenefited foreign losses in tax jurisdictions with tax rates lower than the U.S., a decrease in foreign tax credits and nonrecurring prior year favorable discrete items associated with the disposition of the collateral solutions and field services businesses.

Equity in Earnings of Affiliates, Net of Tax

Our consolidated equity in earnings of affiliates, net of tax, was $3.5 million for the three months ended September 30, 2015, a decrease of $0.5 million, or 13.3%, when compared to 2014. We have equity interests in various affiliates that primarily provide settlement services in connection with residential mortgage loans. The decrease in equity in earnings of affiliates, net of tax, was due to lower levels of profitability in our affiliates that provide insurance solutions and settlement services in connection with residential mortgage loans.

Loss from Discontinued Operations, Net of Tax

Our consolidated loss from discontinued operations, net of tax, was $0.1 million for the three months ended September 30, 2015, a decrease of $4.7 million, when compared to 2014. The variance is primarily due to prior year losses in our collateral solutions and field services businesses.

Net Income Attributable to Noncontrolling Interests

Our consolidated net income attributable to noncontrolling interests was $0.4 million for the three months ended September 30, 2015 and 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Operating Revenues

Our consolidated operating revenues were $1.1 billion for the nine months ended September 30, 2015, an increase of $77.7 million, or 7.3%, when compared to 2014, and consisted of the following:

(in thousands, except percentages)	2015	2014	$ Change	% Change
D&A	$510,644	$483,182	$27,462	5.7%
TPS	633,962	583,921	50,041	8.6
Corporate and eliminations	(7,382)	(7,575)	193	(2.5)
Operating revenues	$1,137,224	$1,059,528	$77,696	7.3%

Our D&A segment revenues increased by $27.5 million, or 5.7%, when compared to 2014. Acquisition activity accounted for $21.1 million of the increase in 2015. Excluding acquisition activity, the increase of $6.4 million was primarily the result of higher property information and analytics revenues of $25.5 million and higher spatial solutions revenues of $1.9 million due to higher mortgage origination volumes and improved pricing. This was partially offset by unfavorable foreign currency exchange of $18.1 million, lower multifamily and specialty credit revenues of $1.9 million due to a decrease in rental market volumes, and other unfavorable fluctuations of $1.0 million.

Our TPS segment revenues increased by $50.0 million, or 8.6%, when compared to 2014. Acquisition activity contributed $12.3 million of additional revenues in 2015. Excluding acquisition activity, the increase of $37.7 million was primarily due to increases in mortgage origination volumes and market-share gains, which increased our origination and underwriting services revenues by $28.0 million, and higher payment processing revenues of $17.6 million, partially offset by declines in our technology and outsourcing services revenues of $7.9 million due to lower operational services volumes and product mix.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services

Our consolidated cost of services was $568.1 million for the nine months ended September 30, 2015, an increase of $3.2 million, or 0.6%, when compared to 2014. Acquisition activity contributed $14.3 million of additional expense in 2015. Excluding acquisition activity, the decrease of $11.1 million was primarily due to favorable product mix of $21.8 million, synergies of $11.1 million from acquisition integration activities and off-shore efficiencies of $2.1 million due to our ongoing operational efficiency program, partially offset by costs associated with higher mortgage loan volumes of $23.9 million.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $283.5 million for the nine months ended September 30, 2015, an increase of $28.0 million when compared to 2014. Acquisition activity contributed $5.7 million of additional expense in 2015. Excluding acquisition activity, the increase of $22.3 million was primarily due to a non-recurring $13.9 million gain from dispositions of property and equipment which offsets selling, general and administrative expenses in the prior year and higher compensation-related expenses of $26.9 million, partially offset by lower facility and lease equipment costs of $6.7 million, lower external cost of services of $3.7, lower software expense of $1.5 million, higher capitalized costs of $1.3 million and lower other expenses of $5.3 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $109.6 million for the nine months ended September 30, 2015, an increase of $9.0 million, or 8.9%, when compared to 2014. The increase is primarily due to acquisition activity.

Operating Income

Our consolidated operating income was $175.9 million for the nine months ended September 30, 2015, an increase of $42.3 million, or 31.7%, when compared to 2014, and consisted of the following:

(in thousands, except percentages)	2015	2014	$ Change	% Change
D&A	$78,479	$76,343	$2,136	2.8%
TPS	157,746	102,588	55,158	53.8
Corporate and eliminations	(60,332)	(45,331)	(15,001)	33.1
Operating income	$175,893	$133,600	$42,293	31.7%

Our D&A segment operating income increased by $2.1 million, or 2.8%, when compared to 2014. Acquisition activity contributed $6.4 million of higher operating income in 2015. Excluding acquisition activity, operating income decreased by $4.3 million and operating margins decreased 122 basis points primarily due to higher compensation-related expenses of $7.7 million and the impact of unfavorable foreign currency translation of $1.7 million, partially offset by higher mortgage origination volumes.

Our TPS segment operating income increased by $55.2 million, or 53.8%, when compared to 2014. Acquisition activity contributed $2.2 million of lower operating income in 2015 due to transition-related costs. Excluding acquisition activity, operating income increased $57.4 million and operating margins increased 821 basis points primarily due to the increase in mortgage origination volumes, market-share gains and the impact of ongoing operational efficiency programs.

Corporate and eliminations operating loss increased $15.0 million, or 33.1%, primarily due to a gain from dispositions of property and equipment in the prior year.

Total Interest Expense, net

Our consolidated total interest expense, net was $45.5 million for the nine months ended September 30, 2015, a decrease of $3.9 million, or 7.9%, when compared to 2014. The decrease was due to an out-of-period adjustment recorded during the first quarter of 2015, which reduced interest expense by $5.2 million, partially offset by new debt borrowings related to the acquisition of MSB/DataQuick in the first quarter of 2014.

(Loss)/Gain on Investments and Other, Net

Our consolidated loss on investments and other, net was $3.5 million for the nine months ended September 30, 2015, an unfavorable variance of $6.3 million when compared to 2014, due primarily to a $6.0 million distribution gain from a previously impaired investment in affiliate recorded in the prior year, lower realized gains on investments in the current year of $2.8 million and losses related to the extinguishment of debt of $1.6 million in the current year, partially offset by a $4.1 million loss recorded in the prior year from the termination of an interest rate swap agreement in connection with the 2014 refinancing of our outstanding debt.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations before equity in earnings of affiliates and income taxes was $47.4 million and $23.1 million for the nine months ended September 30, 2015 and 2014, respectively. The effective tax rate was 37.4% and 26.5% for the nine months ended September 30, 2015 and 2014, respectively. The increase in the effective income tax rate was primarily attributable to an increase in unbenefited foreign losses in tax jurisdictions with tax rates lower than the U.S., a decrease in foreign tax credits and nonrecurring favorable discrete items associated with research credits and non-recurring prior year favorable discrete items associated with the disposition of collateral solutions and field services businesses,which were offset by current year nonrecurring favorable discrete items associated with the release of a foreign valuation allowance and reserves related to the acquisition of MSB/DataQuick.

Equity in Earnings of Affiliates, Net of Tax

Our consolidated equity in earnings of affiliates, net of tax, was $11.9 million for the nine months ended September 30, 2015, an increase of $1.6 million, or 16.0%, when compared to 2014. Acquisition activity contributed $0.6 million of the increase in 2015. Excluding acquisition activity, equity in earnings of affiliates, net of tax increased by $1.0 million. We have equity interests in various affiliates that provide settlement services in connection with residential mortgage loans. The increase in equity in earnings of affiliates, net of tax, was primarily due to higher mortgage origination volumes.

Loss from Discontinued Operations, Net of Tax

Our consolidated loss from discontinued operations, net of tax, was $0.4 million for the nine months ended September 30, 2015, a favorable variance of $14.8 million, when compared to 2014. The variance is primarily due to a pre-tax legal settlement of $12.0 million in the prior year, as well as a declining default market, which impacted our collateral solutions and field services businesses in the prior year.

Net Income Attributable to Noncontrolling Interests

Our consolidated net income attributable to noncontrolling interests was approximately $0.8 million for the nine months ended September 30, 2015 and 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 2015 totaled $160.3 million, an increase of $55.6 million from December 31, 2014. Our cash balances held outside of the U.S. are primarily related to our international operations and, as of September 30, 2015, totaled $79.1 million. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We plan to maintain significant cash balances outside the U.S. for the foreseeable future.

Restricted cash of $10.9 million at September 30, 2015 and $12.4 million as of December 31, 2014 represents cash pledged for various letters of credit provided in the ordinary course of business to certain vendors, including in connection with obtaining insurance and real property leases.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $253.7 million and $208.6 million during the nine months ended September 30, 2015 and 2014, respectively. The increase in cash provided by operating activities was primarily due to increased profitability in our continuing operations of $17.2 million attributable to higher mortgage origination volumes, market share gains, and lower transition and acquisition-related costs. We also benefited from the timing of payments for accounts payable and accrued expenses of $42.0 million and favorable changes in certain working capital items, namely our deferred revenue balances, which were partially offset by higher tax payments of $60.1 million in our continuing operations and lower cash provided by operating activities from our discontinued operations of $5.5 million primarily due to a legal settlement payment.

Investing Activities. Cash used in investing activities was approximately $179.2 million and $695.1 million during the nine months ended September 30, 2015 and 2014, respectively. This decrease in investing activities is primarily due to the difference in cash paid for the acquisition of LandSafe of $119.3 million compared to cash paid for the acquisition of MSB/DataQuick of $672.3 million in the prior year. Further, for the nine months ended September 30, 2015 and 2014, we had investments in property and equipment of $30.0 million and $37.1 million, respectively, and capitalized data of $27.7 million and $25.2 million, respectively.

Financing Activities. Net cash used in financing activities was approximately $25.1 million for the nine months ended September 30, 2015, which was primarily comprised of share repurchases of $97.4 million, repayment of long-term debt of $47.0 million and debt issuance costs of $6.5 million, partially offset by proceeds from debt issuance of $114.4 million and net proceeds from stock-based compensation-related transactions of $11.4 million. Net cash provided by financing activities was $481.2 million for the nine months ended September 30, 2014, which was comprised of proceeds from debt issuance of $690.0 million primarily in connection with our acquisition of MSB/DataQuick, partially offset by repayment of long-term debt of $118.8 million, share repurchases of $72.8 million, debt issuance costs of $14.0 million and net settlement from stock-based compensation-related transactions of $3.2 million.

Financing and Financing Capacity

Total debt outstanding was $1.4 billion and $1.3 billion as of September 30, 2015 and December 31, 2014, respectively. Our significant debt instruments and borrowing capacity are described below.

Senior Notes

For a detailed description of our 7.25% senior notes due June 2021 (the "Notes"), see Note 6 - Long-Term Debt of the Notes to Consolidated Financial Statements included in Item 1 - Financial Statements of this Quarterly Report on Form 10-Q. In May 2011, we issued $400.0 million aggregate principal amount of Notes, guaranteed on a senior unsecured basis by each of our existing and future direct and indirect subsidiaries that guarantee the Credit Agreement (as defined below). Interest is payable semi-annually in arrears on June 1 and December 1 of each year, which commenced on December 1, 2011.

The indenture governing the Notes contains a financial covenant for the incurrence of additional indebtedness that requires the interest coverage ratio be at least 2:00 to 1:00 on a pro forma basis after giving effect to any new indebtedness. There are carve-outs that permit us to incur certain indebtedness notwithstanding satisfaction of this ratio but they are limited. Based on our EBITDA and interest charges as of September 30, 2015, we would be able to incur additional indebtedness without breaching the limitation on indebtedness covenant contained in the indenture.

Credit Agreement

For a detailed description of our senior secured credit facility (the "Credit Agreement"), see Note 6 - Long-Term Debt of the Notes to Consolidated Financial Statements included in Item 1 - Financial Statements of this Quarterly Report on Form 10-Q. In April 2015, we amended and restated our senior secured credit facility (the "Credit Agreement") with Bank of America, N.A. as administrative agent and other financial institutions. The Credit Agreement provides for an $850.0 million five-year term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility") expiring on April 21, 2020. The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $750.0 million in the aggregate.

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

At September 30, 2015, we had additional borrowing capacity under the Revolving Facility of $450.0 million and were in compliance with the financial and restrictive covenants of the Credit Agreement. However, if we have a significant increase in our outstanding debt or if our EBITDA decreases significantly, we may be unable to incur additional indebtedness and the lenders under the Credit Agreement may be unwilling to permit us to amend the financial or restrictive covenants described above to provide additional flexibility.

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

Critical Accounting Policies and Estimates

For additional information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2014. Management believes that at September 30, 2015, there had been no material changes to this information.

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

As of September 30, 2015, we had approximately $1.4 billion in long-term debt outstanding, of which approximately $939.4 million was variable-interest-rate debt. As of September 30, 2015, the remaining notional balance of the Swaps was $462.5 million. A hypothetical 1% increase or decrease in interest rates could result in an approximately $1.2 million change to interest expense on a quarterly basis.

We are also subject to equity price risk related to our equity securities portfolio. At September 30, 2015, we had equity securities with a fair value of $22.6 million.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item  1.  Legal Proceedings.

For a description of our legal proceedings, see Note 11 – Litigation and Regulatory Contingencies of our condensed consolidated financial statements, which is incorporated by reference in response to this item.

Item  1A.  Risk Factors.

A restated description of the risk factors associated with our business is set forth below. This description supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015. The risks discussed below are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our ten largest clients generated 30.3% of our operating revenues for the three months ended September 30, 2015. These clients face continued pressure in the current economic and regulatory climate. Many of our relationships with these clients are long-standing and are important to our future operating results, but there is no guarantee that we will be able to retain or renew existing agreements or maintain our relationships on acceptable terms or at all. Deterioration in or termination of any of these relationships, including through mergers or consolidations among our clients, could significantly reduce our revenue and could adversely affect our business, financial condition and results of operations. In addition, certain of our businesses have higher client concentration than our company as a whole. As a result, these businesses may be disproportionately affected by declining revenue from, or loss of, a significant client.

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

As of September 30, 2015, our total debt was approximately $1.4 billion, and we have unused commitments of approximately $450.0 million under our senior secured credit facilities.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2015, we determined that we sold shares of our common stock that were not registered with the SEC to certain participants in our dividend reinvestment and direct purchase plan (the "Reinvestment and Purchase Plan"). The Reinvestment and Purchase Plan was initially registered with the SEC but the registration had inadvertently expired before these shares were sold. We terminated the Reinvestment and Purchase Plan in September 2015. Under applicable federal securities laws, participants may have a right to rescind their purchases for an amount equal to the price paid for the securities, plus interest. Generally, the federal statute of limitations applicable to such rescission rights is one year from the date of acquisition of the security but in no event later than three years after the security was bona fide offered to the public. As of August 31, 2015, we estimate that there were less than 1,100 shares of our common stock purchased under the Reinvestment and Purchase Plan (over the one-year period preceding such date) that would be subject to potential rescission rights. Based on our estimates, we do not believe the amount of liability associated with the securities subject to rescission rights is material to our consolidated financial statements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 31, 2015, the Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $350.0 million. The new share repurchase authorization replaces the unused portion of our previous share repurchase authorization, which was announced in December 2013. As of September 30, 2015, we had $311.3 million in value of shares remaining that could be purchased in the future under the current authorization. The stock repurchase authorization has no expiration date and repurchases may be made in the open market, in privately negotiated transactions or under a Rule 10b5-1 plan.

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

Issuer Purchases of Equity Securities

		(a)	(b)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2015	—	$—	—	$350,000,000
August 1 to August 31, 2015	834,448	$37.71	834,448	$318,532,966
September 1 to September 30, 2015	194,016	$37.33	194,016	$311,290,349
Total	1,028,464	$37.64	1,028,464

Item 3.  Defaults upon Senior Securities. None.

Item 4.  Mine Safety Disclosures. Not applicable.

Item  5.  Other Information. None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Anand Nallathambi
Anand Nallathambi
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Frank D. Martell
Frank D. Martell
Chief Operating and Financial Officer
(Principal Financial Officer)
Date:	October 23, 2015

EXHIBIT INDEX

Exhibit Number	Description
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

+
This agreement contains representations and warranties by us or our subsidiaries. These representations and warranties have been made solely for the benefit of the other parties to the agreement and (i) have been qualified by disclosures made to such other parties, (ii) were made only as of the date of such agreement or such other date(s) as may be specified in such agreement and are subject to more recent developments, which may not be fully reflected in our public disclosures, (iii) may reflect the allocation of risk among the parties to such agreement and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the actual state of affairs at the date hereof and should not be relied upon.