Form 10-K
period 2015-12-31
CORELOGIC, INC.
filed 2016-02-26
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant's most recently-completed second fiscal quarter was $3,501,483,234.
On February 22, 2016, there were 88,248,915 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement with respect to the 2016 annual meeting of the stockholders are incorporated by reference in Part III of this report. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of the registrant’s fiscal year.

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

We offer our clients a comprehensive national database of public, contributory and proprietary data covering real property and mortgage information, judgments and liens, building and replacement costs, parcel and geospatial data, criminal background records, eviction information, non-prime lending records, credit information, and tax information, among other data types. Our databases include over 900 million historical property transactions, over 96 million mortgage applications and property-specific data covering approximately 99% of U.S. residential and commercial properties exceeding 149 million records. We are also the industry's first parcel-based geocoder and have developed a proprietary parcel database covering more than 130 million parcels across the U.S. The quality of the data we offer is distinguished by our broad range of data sources and our expertise in aggregating, organizing, normalizing, processing and delivering data to our clients.

With our data as a foundation, we have built strong analytics capabilities and a variety of value-added business services to meet our clients’ needs for property tax processing, property valuation, mortgage and automotive credit reporting, tenancy screening, hazard risk, property risk and replacement cost, flood plain location determination and other geospatial data, analytics and related services.

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

Corporate Events

Pending Acquisition

In December 2015, we entered into an agreement to acquire FNC, Inc. ("FNC"), a leading provider of real estate collateral information technology and solutions that automates property appraisal ordering, tracking, documentation and review for lender compliance with government regulations, for total consideration of $475.0 million, subject to certain closing adjustments. We expect the acquisition of FNC will expand our real estate asset valuation and appraisal solutions in connection with loan originations. The transaction's closing is conditioned upon customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR"), and there can be no assurance of completion. Following completion of the acquisition, FNC's operations will be reported within our Property Intelligence ("PI") reporting segment. The agreement may be terminated in certain circumstances, including by either party on or after September 1, 2016 in the event the transaction has not closed by such date.

Acquisitions

We completed the acquisitions of LandSafe Appraisal Services, Inc. ("LandSafe") in September 2015 for $122.0 million in cash, Cordell Information Pty Ltd ("Cordell") in October 2015 for AUD$70.0 million in cash, or $49.1 million, and the remaining 49.9% interest in RELS LLC ("RELS") in December 2015 for $65.0 million in cash. Certain of these acquisitions are subject to working capital adjustments and they are included as components of our PI reporting segment. We acquired LandSafe and RELS to expand our real estate asset valuation and appraisal solutions in connection with loan originations, and to provide the market with differentiated valuation solutions. The acquisition of Cordell expands our project activity and building information footprint in Australia.

Credit Agreement Amendment

In April 2015, the Company, CoreLogic Australia Pty Limited and the guarantors named therein amended and restated our senior secured credit facility (the "Credit Agreement") with Bank of America, N.A., as administrative agent, and other financial institutions. The Credit Agreement amended and restated our previous senior secured credit facility that was entered into in March 2014, increasing our borrowing capacity and lowering our future borrowing costs. In addition, the amendment provided for increased flexibility for acquisitions and certain types of investments as well as an extension of the term to April 2020. The Credit Agreement provides for an $850.0 million five-year term loan facility (the "Term Facility") and a $550.0 million five-year revolving credit facility (the "Revolving Facility") and expires on April 21, 2020. The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $750.0 million in the aggregate.

Productivity & Cost Management

In line with our commitment to operational excellence and margin expansion, in April of 2015 we announced an expanded three-year productivity and cost management program, which is expected to reduce expense, on an annual run-rate basis, by approximately $60.0 million by 2017. Savings are expected to be realized through the reduction of operating costs, selling, general and administrative costs, outsourcing certain business process functions, consolidation of facilities and other operational improvements. Cash and non-cash charges associated with this program are expected to aggregate approximately $20.0 million and will be incurred over the course of the three-year program.

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

Our client agreements typically govern the use of our client-contributed data. These contractual arrangements often permit our clients to use our solutions which incorporate their data. We structure our client agreements to specify the particular uses of the data they contribute and to provide the required levels of data privacy and protection. Our contributed data includes loan performance information (from loan servicers, trustees, securitizers, issuers and others), appraisal information, mortgage, automotive, property rental and under-banked loan applications from various loan originators, landlords and property owners.

In addition, we gather property listing and tenant/landlord rental information from Boards of Realtors®, real estate agents, brokers, landlords, and owners of multi-tenant properties. We collect appraisals and property valuations from appraisers and we license consumer credit history information from credit reporting agencies, lenders and auto dealers.

Business Segments and Solution Groups

In line with our continuing strategic transformation and expansion, we updated our business and reporting segments effective as of December 2015. We revised the name of our Data & Analytics segment to PI to reflect the broad and unique nature of the property-level insights provided by these businesses. This segment includes our property information and analytics solutions businesses including international operations, and our valuation solutions group. In addition, we combined our solutions express business and advisory services businesses under our PI segment.

Also, we renamed our Technology and Processing Solutions segment to Risk Management and Work Flow ("RMW") in order to reflect the current mix of risk management and underwriting-focused solutions provided by these businesses. This segment comprises our credit and screening solutions units as well as our technology and post-closing focused units including property tax processing and flood data services. Our existing technology solutions businesses also report within RMW. In addition, we transferred our multifamily services business from our PI segment to our RMW segment.. The segment reporting presented herein reflect these transfers. The following table sets forth the key solutions we offer in each of these two segments:

Business Segments	Solution Groups

Property Intelligence	Property Information & Analytics Valuation Solutions

Risk Management and Work Flow	Credit & Screening Solutions Technology and Post-Closing Solutions

We believe that we hold the leading market position for many of our solutions, including:

•	property tax processing, based on the number of loans under service;

•	flood zone determinations, based on the number of flood zone certification reports issued;

•	credit and income verification services to the United States mortgage lending industry, based on the number of credit reports issued;

•	property information based on the number of inquiries received; and

•	multiple listing services ("MLS"), based on the number of active desktops using our technology.

In addition to our two reporting segments, we also have a corporate group, which includes costs and expenses not allocated to our segments.

The following table sets forth our operating revenue for the last three years from our segments:

(in thousands)	2015	% of Total Operating Revenue	2014	% of Total Operating Revenue	2013	% of Total Operating Revenue
PI	$663,344	43.4%	$598,113	42.6%	$518,622	36.9%
RMW	875,057	57.3	816,717	58.1	895,953	63.8
Corporate	39	—	31	—	631	—
Eliminations	(10,330)	(0.7)	(9,821)	(0.7)	(10,805)	(0.8)
Operating revenue	$1,528,110	100.0%	$1,405,040	100.0%	$1,404,401	100.0%

More detailed financial information regarding each of the Company’s business segments as well as information about our operating revenue attributed to domestic and foreign operations is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 19 - Segment Financial Information of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of Part II of this report.

Products and Services

Property Intelligence

Our PI segment owns or licenses real property, mortgage and consumer information, which includes loan information, property sales and characteristic information, property risk and replacement cost, natural hazard data, geospatial data, parcel maps and mortgage-backed securities information. We have also developed proprietary technology and software platforms to access, automate or track our data and assist our clients with compliance regulations. We deliver this information directly to our clients in a standard format over the web, through customizable software platforms or in bulk data form. Our products and services include data licensing and analytics, data-enabled advisory services, platform solutions and valuation solutions in North America, Western Europe and Asia Pacific.

Our data licensing and analytics solutions combine our real estate information with flood, demographics, crime, site inspection, neighborhood, document images and other information from proprietary sources to enable our clients to improve customer acquisition and retention, detect and prevent fraud, improve mortgage transaction cycle time and cost efficiency, identify real estate trends and neighborhood characteristics, track market performance and increase market share.

Our data-enabled advisory services assist our clients in detecting and preventing mortgage fraud and managing risk through a combination of patented predictive analytics and proprietary and contributed data. We also provide verification of applicant income, identity and certain employment verification services using Internal Revenue Service and Social Security Administration databases as well as third-party employment data providers.

Our platform solutions maintain the leading market share of real estate listing software systems, with more than 50% of all U.S. and Canadian real estate agents having access to our products and services. Our flagship software platform is customizable to meet our clients’ needs while maintaining a single code base. We also provide a full range of professional services to listing organizations and assist our clients in identifying revenues opportunities and improving member services.

Our valuation solutions provide a variety of real estate valuation services in an effort to assist them in assessing their risk of loss with alternative forms of property valuations. We have been building property valuation and collateral risk management tools for more than 20 years and provide collateral information technology and solutions that automate property appraisal ordering, tracking, documentation and review for lender compliance with government regulations.

Risk Management & Work Flow

Our RMW segment owns or licenses real property information, mortgage information and consumer information, which includes loan information, property sales and characteristic information, natural hazard data, parcel maps, employment verification, criminal records and eviction records. We have also developed proprietary technology and software platforms to access, automate or track our data and assist our clients with compliance regulations. Our products and services include credit and screening solutions, property tax processing, flood data services and technology solutions in North America.

Our credit and screening solutions have access to one of the largest consumer and business databases, which enables us to provide credit and income verification services to the mortgage, automotive and multifamily housing industries. We provide comprehensive data about credit history, income verification, home address history, evictions, criminal records and additional proprietary sources. We normalize our data to provide a broad range of advanced business information solutions designed to reduce risk and improve business performance. We also provide wholesale background data to the background screening industry.

Our property tax processing solution aggregates property tax information from over 20,000 taxing authorities. We use this information to advise mortgage originators and servicers of the property tax payment status on their loans and to monitor that status over the life of the loans. If a mortgage lender requires tax payments to be impounded on behalf of its borrowers, we can also monitor and oversee the transfer of these funds to the taxing authorities and provide the lender with payment confirmation.

Our flood data services provides flood zone determinations within the U.S. Federal legislation passed in 1994, which requires that most mortgage lenders obtain a determination of the current flood zone status at the time each loan is originated and obtain applicable updates during the life of the loan. We provide flood zone determinations primarily to mortgage lenders.

Our technology solutions provide software and workflow platforms to the financial services market through a comprehensive suite of enterprise lending automation services. Our solutions automate lending activities, consolidate functions and connect lenders with their partners and consumers in a collaborative, real-time environment in order to help lenders price, originate, fulfill and service consumer loans. We also provide a suite of compliance solutions that allow our clients to benefit from our specialists and their knowledge of our data to provide project-based or client-customized reports.

Clients

We focus our marketing efforts predominantly on financial service institutions in the mortgage and insurance space. We provide our services to national and regional mortgage lenders, brokers, credit unions, commercial banks, investment banks, fixed-income investors, real estate agents, MLS companies, property and casualty insurance companies, government agencies and government-sponsored enterprises.

Our more significant client relationships tend to be long-term in nature and we typically provide a number of different services to each client. Because of the depth of these relationships, we derive a significant portion of our aggregate revenue from our largest clients, with 33.5% of our 2015 operating revenues being generated by our ten largest clients, However, for 2015, no single client accounted for 10% or more of our revenues.

Competition

We offer a diverse array of specialized products and services that compete directly and indirectly with similar products and services offered by national and local providers. We believe there is no single competitor who offers the same combination of products and services that we do. Therefore, we find that we compete with a broad range of entities.

Our PI segment competes with entities that provide access to data or data-based analytical products and services as part of their product offerings, including Black Knight Financial Services, which provides real estate information, analytics, valuation related services and other solutions, RealtyTrac, which provides public records data, Clear Capital, which provides valuation-related services, and Verisk Analytics, Inc., which provides data and risk assessment in the insurance and financial services space. We also compete with departments within financial institutions that utilize internal resources to provide similar analytics and services on a captive basis. We compete based on the breadth and quality of our data sets, the exclusive nature of some of our key data sets, the quality and effectiveness of our products and the integration of our platforms into client systems. We believe the data we offer is distinguished by quality, the broad range of our data sources (including non-public sources), the volume of records we maintain and our ability to provide data spanning a historical period of time that exceeds comparable data sets of most of our competitors.

Our RMW segment competes with third-party providers such as Black Knight Financial Services and Lereta LLC, which provide tax and flood services, as well as credit and screening solutions providers such as Equifax, Inc., Kroll Factual Data, RealPage, Inc. and Yardi Systems, Inc. With these services, we compete largely based on the quality of the products and services we provide, our ability to provide scalable services at competitive prices and our ability to provide integrated platforms. We also compete with departments within financial institutions that utilize internal resources to provide similar services on a captive basis. We generally compete with captive providers based on the quality of our products and services, the scalability of our services, cost efficiencies and our ability to provide some level of risk mitigation.

Sales and Marketing

Our sales strategy is client-focused and resources are primarily assigned based on client size and complexity. For our largest clients, we assign a dedicated sales executive whose sole responsibility is to manage the overall client relationship. For our remaining large and mid-sized clients, a sales executive is assigned to multiple clients, the number of which is dependent on the size of that sales executive’s portfolio. Each of our sales executives develops and maintains key relationships within each client’s business units and plays an important role in relationship management as well as prospecting for new business. Our sales executives understand the current marketplace environment and demonstrate extensive knowledge of our clients’ internal operating structure and business needs. The depth and breadth of this relationship between us and our clients allows us to develop and implement solutions that are tailored to the specific needs of each client in a prompt and efficient manner.

Smaller clients, measured by revenue or geographic coverage, are primarily managed through our telesales operations, which are responsible for working with mortgage and real estate brokers, property and casualty insurance companies, fixed-income investors, appraisers, real estate agents, correspondents and other lenders.

Several of our product and service lines have sales teams and subject matter experts who specialize in specific products and services. These sales teams and subject matter experts work collaboratively with our sales executives and our telesales operations to assist with client sales by combining our data, products and data-enabled services to meet the specific needs of each client. They may be assigned to assist with sales in targeted markets, for certain categories of clients or for particular service groups.

Our marketing strategy is to accelerate growth by building trusted relationships with our clients and delivering superior value through unique property-related data, analytics and data-enabled solutions. We use the most efficient methods available to successfully identify, target, educate and engage potential and existing clients to build awareness, familiarity and interest in our business solutions, demand for our products and services, and increase volume, quality and velocity of sales opportunities. Our marketing activities include direct marketing, advertising, public relations, event marketing, social media and other targeted activities.

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

We have 49 issued patents in the U.S. covering business methods, software and systems patents, principally relating to automated valuation, fraud detection, data gathering, flood detection, MLS technology and property monitoring. We also have approximately 90 patent applications pending in these and other areas in the U.S. In addition, we have a number of issued patents and pending patent applications internationally, including in Canada and Australia. We believe the protection of our proprietary technology is important to our success and we intend to continue to seek to protect those intellectual property assets for which we have expended substantial research and development capital and which are material to our business.

In addition, we own more than 300 trademarks in the U.S. and foreign countries, including the names of our products and services and our logos and tag lines, many of which are registered. We believe many of our trademarks, trade names, service marks and logos are material to our business as they assist our clients in identifying our products and services and the quality that stands behind them.

We own more than 1,000 registered copyrights in the U.S. and foreign countries, covering computer programs, reports and manuals. We also have other literary works, including marketing materials, handbooks, presentations and website contents that are protected under common law copyright. We believe our written materials are essential to our business as they provide our clients with insight into various areas of the financial and real estate markets in which we operate.

Our research and development activities focus primarily on the design and development of our analytical tools, software applications, and data sets. We expect to continue our practice of investing to develop new software applications and systems in response to the market and client needs we identify through client input collected in meetings, phone calls and web surveys. We also assess opportunities to cross-link existing data sets to enhance our products' effectiveness.

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

Information Technology

Technology Transformation Initiative. In July 2012, as part of our on-going cost efficiency initiatives, we announced the launch of our Technology Transformation Initiative ("TTI"), which is designed to provide us with new functionality, increased performance and reduced application management and development costs. The TTI encompasses two phases. The first phase was designed to transform our existing technology infrastructure to run in a private, dedicated cloud computing environment hosted in Dell's technology center located in Quincy, WA and was completed in the second quarter of 2015.

The second phase of the TTI, launched in 2014, involves the creation of a next generation technology platform designed to augment and eventually replace portions of our legacy systems. We laid the foundations with the selection of Pivotal Labs' ("Pivotal") Platform as a Service ("PaaS") operating system, which operates in our new private, dedicated cloud computing environment hosted by Dell. We successfully completed the development of two pilot products, which are already being on-boarded by clients, using PaaS. In 2015, we formed CoreLogic Innovation Labs in collaboration with Pivotal to develop next generation technology platforms and associated applications, analytical models and solutions. CoreLogic Innovation Labs is co-located with Pivotal in Santa Monica, CA. As a result, we are well positioned to take full advantage of this next generation platform and development capability, leveraging social media, mobility, voice and other capabilities via a compelling new delivery portal driven by a common order management system and a state-of-art integrated data and analytics platform.

Technology. Our new private, dedicated cloud computing environment hosted by Dell is designed to enable us to deliver secure and compliant data, analytics and services to support client needs. A secure and certified network of systems, combined with enterprise-level service operations, positions us as a leading property insights provider to the financial services market. Additionally, our platform stores, processes and delivers our data and our proprietary technologies that are the foundation of our business as well as the development of our solutions. In conjunction with Dell, we operate a computing technology environment intended to allow us to provide flexible systems at all times, enabling us to deliver increased capacity as needed or when client needs demand increased speed of delivery. Additionally, our unified network architecture allows us to operate multiple systems as a single resource capable of delivering our applications, data and analytics as a combined solution to our clients.

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

Other federal and state laws also impose requirements relating to the privacy of information held by us. Certain state laws require consumer reporting agencies to implement “credit file freezes” at an individual's request, which allows those individuals, particularly victims of identity theft, to place and lift a “freeze” on access to the credit file. A number of states also have enacted security breach notification legislation, which requires companies to notify affected consumers in the event of security breaches.

The privacy and protection of consumer information remains a developing area and we continue to monitor legislative and regulatory developments at the federal, state and local level.

Regulation of Credit Reporting Businesses
The Fair Credit Reporting Act ("FCRA") governs the practices of consumer reporting agencies that are engaged in the business of collecting and analyzing certain types of information about consumers, including credit eligibility information. The FCRA also governs the submission of information to consumer reporting agencies, the access to and use of information provided by consumer reporting agencies and the ability of consumers to access and dispute information held about them. A number of our databases and services are subject to regulation under the FCRA. The Fair and Accurate Credit Transactions Act of 2003 ("FACT Act") amended the FCRA to add a number of additional requirements such as free annual credit reports, consumers' rights to include fraud alerts on their credit files, the development of procedures to combat identity theft, procedures for the accuracy and integrity of the information reported to consumer reporting agencies, notices in connection with credit pricing decisions based on credit report information and restrictions on the use of information shared among affiliates for marketing purposes. Certain of the FACT Act requirements apply to our businesses.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act") gave the Consumer Financial Protection Bureau ("CFPB") supervisory authority over “larger participants” in the market for consumer financial services, as the CFPB defines by rule. In July 2012, the CFPB finalized its regulation regarding larger participants in the consumer reporting market. Under the regulation, certain of our credit businesses are considered larger participants. As a result, the CFPB has the authority to conduct examinations of the covered credit businesses, and we will continue to be examined by the CFPB as part of this authority.

Regulation of Settlement Services

The Real Estate Settlement Procedures Act ("RESPA") is enforced by the CFPB. RESPA generally prohibits the payment or receipt of fees or any other item of value for the referral of real estate-related settlement services. RESPA also prohibits fee shares or splits or unearned fees in connection with the provision of residential real estate settlement services, such as mortgage brokerage and real estate brokerage. Notwithstanding these prohibitions, RESPA permits payments for goods furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods or services provided. Our mortgage origination-related businesses that supply credit reports, flood and tax services and valuation products to residential mortgage lenders and, as applicable, our joint venture relationships, are structured and operated in a manner intended to comply with RESPA and related regulations.

Regulation of Property Valuation Activities

Real estate appraisals and Automated Valuation Models ("AVMs") are subject to federal and/or state regulation. The Dodd-Frank Act and implemented rules and guidance thereunder, and interagency guidance jointly issued by the federal financial institution regulators, have expanded regulation of these activities. Among the ways these activities are regulated are the following:

•
Appraisals, AVMs and other forms of home value estimates are now subject to more explicit and detailed quality control requirements, and creditors are required to disclose to applicants information about the purpose, and provide consumers with a free copy, of any appraisal, AVM or other estimate of a home's value developed in connection with a residential real estate mortgage loan application; and

•	The increased regulation of AVMs has created opportunities for expanded use of these tools in the residential mortgage lending industry. We have introduced new products to pursue these opportunities.

Regulation and Potential Examination by Consumer Financial Protection Bureau and Federal Financial Institution Regulators

The CFPB now serves as the principal federal regulator of providers of consumer financial products and services. As such, the CFPB has significant rulemaking authority under existing federal statutes (including the FCRA, the GLBA, and RESPA), as well as the authority to conduct examinations of certain providers of financial products and services. As discussed above, under the CFPB's authority to supervise larger market participants of the credit reporting market, the CFPB has the authority to conduct examinations of us. The CFPB also has the authority to initiate an investigation of our other businesses if it believes that a federal consumer financial law is being violated. Additionally, in early 2013, the CFPB issued several regulations that, although not directly applicable to us, potentially could present regulatory risk to us in our role as a service provider to providers of financial products and services. These regulations include the CFPB's Ability to Repay and Qualified Mortgage Standards, Mortgage Servicing Rules, Escrow Requirements for Higher-Priced Mortgage Loans, Appraisal Requirements for Higher-Priced Mortgage Loans, Loan Originator Compensation Requirements, Disclosure and Delivery Requirements for Copies of Appraisals and Other Written Valuations, and High-Cost Mortgage and Homeownership Counseling Requirements. The CFPB issued additional regulations in December 2013 that mandate integrated mortgage disclosures under the Truth in Lending Act and RESPA beginning in October 2015. We have evaluated the impact of these regulations on the services we provide and, where necessary, adjusted our products and services to conform to the new requirements.

The Bank Service Company Act permits the regulators of federal financial institutions to examine vendors, such as us, that provide outsourced services to their regulated entities. Similarly, the CFPB can conduct examinations of service providers to institutions under the supervision of the CFPB if that service provider provides a "material service" to the institution. As a result, most of our businesses could be examined by the CFPB or a federal banking regulator as a service provider to banks and other financial institutions.

In addition, settlement agreements entered into between the Office of the Comptroller of the Currency ("OCC") and a number of our largest clients related to mortgage servicing practices increase the likelihood that providers of certain outsourced services will be examined by the OCC. Moreover, the OCC and other federal regulators have issued guidance encouraging greater supervision of third party relationships by regulated entities. This increased level of scrutiny may cause an increase in the cost of compliance for us.

Enhanced regulation in the area of financial as well as personal data privacy is possible and could significantly impact some of our business practices because this is an area where both the FTC and the CFPB have jurisdiction. It is too early to assess the financial and operational impact to our business of this heightened regulation, if adopted.

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

Employees

As of December 31, 2015, we had approximately 6,500 employees, of which approximately 5,800 were employed in the U.S. and 700 outside the U.S.

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

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are also available free of charge through the "Investors" page on our Internet site at http://

www.corelogic.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

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

We rely extensively upon data from a variety of external sources to maintain our proprietary and non-proprietary databases, including data from third-party suppliers, various government and public record sources and data contributed by our clients. Our data sources could cease providing or reduce the availability of their data to us, increase the price we pay for their data, or limit our use of their data for a variety of reasons, including legislatively or judicially imposed restrictions on use. If a number of suppliers are no longer able or are unwilling to provide us with certain data, or if our public record sources of data become unavailable or too expensive, we may need to find alternative sources. If we are unable to identify and contract with suitable alternative data suppliers and efficiently and effectively integrate these data sources into our service offerings, we could experience service disruptions, increased costs and reduced quality of our services. Moreover, some of our suppliers compete with us in certain product offerings, which may make us vulnerable to unpredictable price increases from them. Significant price increases could have a material adverse effect on our operating margins and our financial position, in particular if we are unable to arrange for substitute sources of data on favorable economic terms. Loss of such access or the availability of data in the future on commercially reasonable terms or at all may reduce the quality and availability of our services and products, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for business-to-business and business-to-consumer electronic commerce. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information, including non-public personal information and consumer data. Unauthorized access, including through use of fraudulent schemes such as "phishing" schemes, could jeopardize the security of information stored in our systems. In addition, malware or viruses could jeopardize the security of information stored or used in a user's computer. If we are unable to prevent such security or privacy breaches, our operations could be disrupted, or we may suffer loss of reputation, financial loss, lawsuits and other regulatory imposed restrictions and penalties because of lost or misappropriated information, including sensitive consumer data.

Likewise, our clients are increasingly imposing more stringent contractual obligations on us relating to our information security protections. If we are unable to maintain protections and processes at a level commensurate with that required by our clients, it could negatively affect our relationships with those clients or increase our operating costs, which could harm our business or reputation.

5.	Systems interruptions may impair the delivery of our products and services, causing potential client and revenue loss.

System interruptions may impair the delivery of our products and services, resulting in a loss of clients and a corresponding loss in revenue. Our technology infrastructure runs primarily in a private dedicated cloud-based environment hosted in Dell's technology center in Quincy, WA. We cannot be sure that certain systems interruptions or events beyond our control, including issues with Dell's technology center or our third-party network and infrastructure providers, will not interrupt or terminate the delivery of our products and services to our clients. These interruptions also may interfere with our suppliers' ability to provide necessary data to us and our employees' ability to attend to work and perform their responsibilities. Any of these possible outcomes could result in a loss of clients or a loss in revenue, which could have an adverse effect on our business or operations.

6.
Because our revenue from clients in the mortgage, consumer lending and real estate industries is affected by the strength of the economy and the housing market generally, including the volume of real estate transactions, a negative change in any of these conditions could materially adversely affect our business and results of operations.

A significant portion of our revenue is generated from solutions we provide to the mortgage, consumer lending and real estate industries and, as a result, a weak economy or housing market or adverse changes in the interest rate environment may adversely affect our business. The volume of mortgage origination and residential real estate transactions is highly variable. Reductions in these transaction volumes could have a direct impact on certain portions of our revenues and may materially adversely affect our business, financial condition and results of operations. Moreover, negative economic conditions and/or increasing interest rate environments could affect the performance and financial condition of some of our clients in many of our businesses, which may lead to negative impacts on our revenue, earnings and liquidity in particular if these clients go bankrupt or otherwise exit certain businesses.

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

Our ten largest clients generated 33.5% of our operating revenues for the year ended December 31, 2015. We expect that a limited number of our clients will continue to represent a significant portion of our revenues for the foreseeable future, and that our concentration of revenue with one or more clients may increase. These clients face continued pressure in the current economic and regulatory climate. Many of our relationships with these clients are long-standing and are important to our future operating results, but there is no guarantee that we will be able to retain or renew existing agreements or maintain our relationships on acceptable terms or at all. In addition, in response to increased regulatory oversight, clients in the mortgage lending industry may have internal policies that require them to use multiple vendors or service providers, thereby causing a diversification of revenue among many vendors. Deterioration in or termination of any of these relationships, including through vendor diversification policies or merger or consolidation among our clients, could significantly reduce our revenue and could adversely affect our business, financial condition and results of operations. In addition, certain of our businesses have higher client concentration than our company as a whole. As a result, these businesses may be disproportionately affected by declining revenue from, or loss of, a significant client.

8.	Our acquisition and integration of businesses by us may involve increased expenses, and may not produce the desired financial or operating results contemplated at the time of the transaction.

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

9. Our reliance on outsourcing arrangements subjects us to risk and may disrupt or adversely affect our operations. In addition, we may not realize the full benefit of our outsourcing arrangements, which may result in increased costs, or may adversely affect our service levels for our clients.

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

10.
Our international service providers and our own international operations subject us to additional risks, which could have an adverse effect on our results of operations and may impair our ability to operate effectively.

Over the last few years, we have reduced our costs by utilizing lower-cost labor outside the U.S. in countries such as India and the Philippines through outsourcing arrangements. These countries are subject to higher degrees of political and social instability than the U.S. and may lack the infrastructure to withstand political unrest or natural disasters. Such disruptions can impact our ability to deliver our products and services on a timely basis, if at all, and to a lesser extent can decrease efficiency and increase our costs. Fluctuations of the U.S. dollar in relation to the currencies used and higher inflation rates experienced in these countries may also reduce the savings we planned to achieve. Furthermore, the practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States and, as a result, many of our clients may require us to use labor based in the U.S. We may not be able to pass on the increased costs of higher-priced U.S.-based labor to our clients, which ultimately could have an adverse effect on our results of operations.

In addition, the foreign countries in which we have service provider arrangements or operate could adopt new legislation or regulations that would adversely affect our business by making it difficult, more costly or impossible for us to continue our foreign activities as currently being conducted. Furthermore, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act ("FCPA"). Any violations of FCPA or local anti-corruption laws by us, our subsidiaries or our local agents, could have an adverse effect on our business and reputation and result in substantial financial penalties or other sanctions.

11.	We rely upon proprietary technology and information rights, and if we are unable to protect our rights, our business, financial condition and results of operations could be harmed.

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

12.
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

13.
Our level of indebtedness could adversely affect our financial condition and prevent us from complying with our covenants and obligations under our outstanding debt instruments. Further, the instruments governing our indebtedness subject us to various restrictions that could limit our operating flexibility.

As of December 31, 2015, our total debt was approximately $1.4 billion, and we have unused commitments of approximately $475.0 million under our credit facilities.

Subject to the limitations contained in the credit agreement governing our credit facilities, the indenture governing the 7.25% senior notes ("notes") and our other debt instruments, we may incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other general corporate purposes. If we do so, the risks related to our level of debt could increase. Specifically, our level of debt could have important consequences to us, including increasing our vulnerability to adverse economic and industry conditions and compromising our flexibility to capitalize our business opportunities and to plan for, or react to, competitive pressures and changes in our business or market conditions.

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

14. We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our outstanding debt instruments, which may not be successful.

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

16.
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

17.	We have substantial investments in recorded goodwill as a result of prior acquisitions and an impairment of these investments would require a write-down that would reduce our net income.

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

18. We may not be able to effectively achieve our cost-containment or growth strategies, which could adversely affect our financial condition or results of operations.

Our ability to execute on our cost-containment and growth strategies depends in part on maintaining our competitive advantage with current solutions in new and existing markets, as well as our ability to develop new technologies and solutions to serve such markets. There can be no assurance that we will be able to realize all of the projected benefits of our cost-containment plans or that we will be able to compete successfully in new markets or continue to compete effectively in our existing markets. In addition, development of new technologies and solutions may require significant investment by us. If we fail to introduce new technologies or solutions on a cost-effective or timely basis, or if we are not successful in introducing or obtaining regulatory or market acceptance for new solutions, we may lose market share and our results of operations or cash flows could be adversely affected.

19.	We share responsibility with First American Financial Corporation ("FAFC") for certain income tax liabilities for tax periods prior to and including the date of the Separation.

Under the Tax Sharing Agreement, by and between FAC and FAFC, dated as of June 1, 2010 (the "Tax Sharing Agreement") we entered into in connection with the Separation transaction, we are generally responsible for taxes attributable to our business, assets and liabilities and FAFC is generally responsible for all taxes attributable to members of the FAFC group of companies and the assets, liabilities or businesses of the FAFC group of companies. Generally, any liabilities arising from tax adjustments to consolidated tax returns for tax periods prior to and including the date of the Separation will be shared in proportion to each company's percentage of the tax liability for the relevant year (or partial year with respect to 2010), unless the adjustment is attributable to either party, in which case the adjustment will generally be for the account of such party. In addition to this potential liability associated with adjustments for prior periods, if FAFC were to fail to pay any tax liability it is required to pay under the Tax Sharing Agreement, we could be legally liable under applicable tax law for such tax liabilities and required to make additional tax payments. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of our agreed-upon share of tax liabilities.

20.
If certain transactions, including internal transactions, undertaken in anticipation of the Separation are determined to be taxable for U.S. federal income tax purposes, we, our stockholders that are subject to U.S. federal income tax and FAFC will incur significant U.S. federal income tax liabilities.

In connection with the Separation we received a private letter ruling from the Internal Revenue Service ("IRS") to the effect that, among other things, certain internal transactions undertaken in anticipation of the Separation will qualify for favorable treatment under the U.S. Internal Revenue Code of 1986, as amended (the ‘‘Code’’), and the contribution by us of certain assets of the financial services businesses to FAFC and the pro-rata distribution to our shareholders of the common stock of FAFC will, except for cash received in lieu of fractional shares, qualify as a tax-free transaction for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. In addition, we received opinions of tax counsel to similar effect. The ruling and opinions relied on certain facts, assumptions, representations and undertakings from us and FAFC regarding the past and future conduct of the companies' respective businesses and other matters. If any of these facts, assumptions, representations or undertakings is incorrect or not otherwise satisfied, we and our stockholders may not be able to rely on the ruling or the opinions of tax counsel and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions of tax counsel, the IRS could determine on audit that the Separation is taxable if it determines that any of these facts, assumptions, representations or undertakings were not correct or have been violated or if it disagrees with the conclusions in the opinions that were not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of us or FAFC after the Separation. If the Separation is determined to be taxable for U.S. federal and state income tax purposes, we and our stockholders that are subject to income tax could incur significant income tax liabilities.

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

21.
In connection with the Separation, we entered into a number of agreements with FAFC setting forth rights and obligations of the parties post-Separation. In addition, certain provisions of these agreements provide protection to FAFC in the event of a change of control of us, which could reduce the likelihood of a potential change of control that our stockholders may consider favorable.

In connection with the Separation, we and FAFC entered into a number of agreements that set forth certain rights and obligations of the parties post-Separation, including the Separation and Distribution Agreement, the Tax Sharing Agreement and the Restrictive Covenants Agreement. We possess certain rights under those agreements, including without limitation indemnity rights from certain liabilities allocated to FAFC. The failure of FAFC to perform its obligations under the agreements could have an adverse effect on our financial condition, results of operations and cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2015, our real estate portfolio of 1.6 million square feet is comprised of leased property throughout 25 states in the U.S. at approximately 1.5 million square feet and 100,000 square feet in the aggregate in Australia, Canada, India, France, Mexico, New Zealand and the United Kingdom. Our properties range in size from a single property under 1,000 square feet to our large, multiple-building complex in Westlake, TX totaling approximately 600,000 square feet. The Westlake property lease expires in March 2017 and in January 2017 we will begin relocating to a new 325,000 square feet facility nearby in Dallas, TX as part of our cost efficiency and productivity initiatives. The lease governing our new Dallas, TX property expires in March 2032. Our corporate headquarters are located in Irvine, CA, where we occupy 170,000 square feet pursuant to a lease that expires in July 2021.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our common stock is listed on the New York Stock Exchange and trades under the symbol "CLGX". The approximate number of record holders of our common stock on February 22, 2016 was 2,679. High and low stock prices for the last two years were as follows:

	2015		2014
	High	Low	High	Low
Quarter ended March 31,	$36.44	$30.39	$35.96	$29.12
Quarter ended June 30,	$40.86	$34.45	$31.03	$26.58
Quarter ended September 30,	$42.31	$34.83	$31.04	$26.47
Quarter ended December 31,	$41.39	$33.27	$33.71	$25.54

We did not declare dividends for the years ended December 31, 2015 and 2014 and have not declared dividends since we changed our name to CoreLogic on June 1, 2010 and began trading on the New York Stock Exchange under the symbol “CLGX.” We do not expect to pay regular quarterly cash dividends, and any future dividends will be dependent on future earnings, financial condition, compliance with agreements governing our outstanding debt and capital requirements. In addition, the amount of dividends we could pay may be limited by the restricted payments covenant in the indenture governing our 7.25% senior notes, as amended, and by the terms of our credit agreement.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2015, we did not issue any unregistered shares of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 31, 2015, the Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $350.0 million. The new share repurchase authorization replaces the unused portion of our previous share repurchase authorization, which was announced in December 2013. As of December 31, 2015, we have $311.3 million in value of shares that may yet be purchased under the plans or programs. The stock repurchase plan has no expiration date. Repurchases under our stock repurchase plan may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

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

The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock with corresponding changes in the cumulative total returns of the Russell 2000 Index and two peer group indices. The comparison assumes an investment of $100 at the close of business on December 31, 2010 and reinvestment of dividends. This historical performance is not indicative of future performance.

We have presented the Russell 2000 Index in the stock performance graph because we believe that the Russell 2000 Index is a more relevant and useful comparison for the Company based on the size of companies included. We have included the S&P 400 Midcap Index for transition purposes only.

The Old Peer Group, which was used by the Board's Compensation Committee for 2014 compensation decisions, consisted of: Acxiom Corporation, Alliance Data Systems Corporation, Broadridge Financial Solutions, Inc., CIBER Inc., CSG Systems International Inc., DST Systems, Inc., The Dun & Bradstreet Corporation, Equifax, Inc., Fair Isaac Corporation, Fidelity National Information Services, Inc., Fiserv, Inc., Gartner, Inc., IHS Inc., Jack Henry & Associates, Inc., Sapient Corp., Syntel, Inc. and Verisk Analytics, Inc. In early 2015, the Compensation Committee adopted the New Peer Group for use in 2015 compensation decisions, modifying the Old Peer Group to add Fidelity National Financial, Inc., First American Financial and Neustar, Inc., and to remove Alliance Data Systems Corporation, Fidelity National Information Services, Inc., Fiserv, Inc., Sapient Corp. and Syntel, Inc. The Compensation Committee believes that the New Peer Group more accurately and appropriately reflects our business and the industries in which we compete and also reflects the recent merger and acquisition activity and corporate reorganizations impacting companies in the Old Peer Group.

Item 6. Selected Financial Data

The selected consolidated financial data for the Company for the five-year period ended December 31, 2015 has been derived from the consolidated financial statements. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto, “Item 1—Business—Corporate Events—Acquisitions” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Consolidated Results of Operations.” The consolidated statements of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012, and 2011 have been derived from financial statements not included herein.

In September 2011, we closed our marketing services business. In August 2012, we completed the disposition of American Driving Records within our transportation services business. In September 2012, we completed the wind down of our consumer services business and our then-owned appraisal management company business. In September 2014, we completed the sale of our collateral solutions and field services businesses. Therefore, these results of operations are all reflected as discontinued operations. See Note 18 – Discontinued Operations of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of Part II of this report for additional disclosures.

(in thousands, except per share amounts)	For the Year Ended December 31,
Income Statement Data:	2015	2014	2013	2012	2011
Operating revenue	$1,528,110	$1,405,040	$1,404,401	$1,333,479	$1,100,086
Operating income	$202,924	$169,758	$142,142	$170,402	$46,576
Equity in earnings of affiliates, net of tax	$13,720	$14,120	$27,361	$35,983	$30,270
Amounts attributable to CoreLogic:
Income from continuing operations, net of tax	$128,400	$89,741	$100,313	$96,065	$26,637
(Loss)/income from discontinued operations, net of tax	(556)	(16,653)	14,423	12,387	(101,246)
Gain/(loss) from sale of discontinued operations, net of tax	—	112	(7,008)	3,841	—
Net income/(loss)	$127,844	$73,200	$107,728	$112,293	$(74,609)
Balance Sheet Data:
Assets of discontinued operations	$681	$4,267	$38,926	$50,187	$106,575
Total assets	$3,701,050	$3,516,362	$3,003,131	$3,027,497	$3,115,822
Long-term debt, excluding discontinued operations	$1,364,008	$1,330,563	$839,930	$792,426	$908,287
Total equity	$1,049,490	$1,014,167	$1,044,373	$1,170,945	$1,244,820
Amounts attributable to CoreLogic:
Basic income/(loss) per share:
Income from continuing operations, net of tax	$1.44	$0.99	$1.05	$0.93	$0.24
(Loss)/income from discontinued operations, net of tax	(0.01)	(0.18)	0.15	0.12	(0.93)
Gain/(loss) from sale of discontinued operations, net of tax	—	—	(0.07)	0.04	—
Net income/(loss)	$1.43	$0.81	$1.13	$1.09	$(0.69)
Diluted income/(loss) per share:
Income from continuing operations, net of tax	$1.42	$0.97	$1.03	$0.92	$0.24
(Loss)/income from discontinued operations, net of tax	(0.01)	(0.18)	0.15	0.12	(0.92)
Gain/(loss) from sale of discontinued operations, net of tax	—	—	(0.07)	0.04	—
Net income/(loss)	$1.41	$0.79	$1.11	$1.08	$(0.68)
Weighted average shares outstanding
Basic	89,070	90,825	95,088	102,913	109,122
Diluted	90,564	92,429	97,109	104,050	109,712

Item 7. Management’s Discussion and Analysis of Financial Condition and Consolidated Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation, statements regarding our future operations, financial condition and prospects, operating results, revenues and earnings liquidity, our estimated income tax rate, unrecognized tax positions, amortization expenses, impact of recent accounting pronouncements, our cost management program, our acquisition strategy and our growth plans, expectations regarding our recent acquisitions, share repurchases, the level of aggregate U.S. mortgage originations and the reasonableness of the carrying value related to specific financial assets and liabilities.

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

•	compromises in the security of our data, including cyber-based attacks, the transmission of confidential information or systems interruptions;

•	difficult conditions in the mortgage and consumer lending industries and the economy generally;

•	our ability to protect proprietary technology rights;

•	our ability to realize the anticipated benefits of certain acquisitions and the timing thereof;

•	risks related to the outsourcing of services and international operations;

•	our cost-containment and growth strategies and our ability to effectively and efficiently implement them;

•	the level of our indebtedness, our ability to service our indebtedness and the restrictions in our various debt agreements;

•	intense competition in the market against third parties and the in-house capabilities of our clients;

•	our ability to attract and retain qualified management;

•	impairments in our goodwill or other intangible assets; and

•	the remaining tax sharing arrangements and other obligations associated with the spin off of FAFC.

We urge you to carefully consider these risks and uncertainties and review the additional disclosures we make concerning risks and uncertainties that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Item 1A, “Risk Factors” in this 10-K, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Annual Report on Form 10-K.

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

We offer our clients a comprehensive national database of public, contributory and proprietary data covering real property and mortgage information, judgments and liens, building and replacement costs, parcel and geospatial data, criminal background records, eviction information, non-prime lending records, credit information, and tax information, among other data types. Our databases include over 900 million historical property transactions, over 96 million mortgage applications and property-specific data covering approximately 99% of U.S. residential and commercial properties exceeding 149 million records. We believe the quality of the data we offer is distinguished by our broad range of data sources and our expertise in aggregating, organizing, normalizing, processing and delivering data to our clients.

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

Overview of Business Environment and Company Developments

Business Environment

The volume of U.S. mortgage loan originations serves as a key market driver for more than half our business. We believe the volume of real estate and mortgage transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, employment levels and the overall state of the U.S. economy. We believe mortgage originations increased during the year in 2015 relative to the same period in 2014, primarily due to low interest rates and improvement in home purchase-related and mortgage loan refinancing-related origination volumes. We expect 2016 mortgage unit volumes to be 15% lower relative to 2015 levels.

We generate the majority of our revenues from clients with operations in the U.S. residential real estate, mortgage origination and mortgage servicing markets. Approximately 33.5% of our operating revenues for the year ended December 31, 2015 were generated from our ten largest clients who consist of the largest U.S. mortgage originators and servicers.

While the majority of our revenues are generated in the U.S., continued strengthening of the U.S. dollar versus other currencies in 2015 unfavorably impacted the financial results translation of our international operating revenues by $23.4 million.

Recent Company Developments

Pending Acquisition

In December 2015, we entered into an agreement to acquire FNC, a leading provider of real estate collateral information technology and solutions that automates property appraisal ordering, tracking, documentation and review for lender compliance with government regulations, for total consideration of $475.0 million, subject to certain closing adjustments. We expect the acquisition of FNC will expand our real estate asset valuation and appraisal solutions in connection with loan originations. The transaction's closing is conditioned upon customary closing conditions, including the expiration or termination of the HSR waiting period, and there can be no assurance of completion. Following completion of the acquisition, FNC's operations will be reported within our PI reporting segment. The agreement may be terminated in certain circumstances, including by either party on or after September 1, 2016 in the event the transaction has not closed by such date.

Acquisitions

We completed the acquisitions of LandSafe in September 2015 for $122.0 million in cash, Cordell in October 2015 for AUD$70.0 million in cash, or $49.1 million, and RELS in December 2015 for $65.0 million in cash. Certain of these acquisitions are subject to working capital adjustments and they are included as components of our PI reporting segment. We acquired LandSafe and the remaining 49.9% interest in RELS to expand our real estate asset valuation and appraisal solutions in connection with loan originations, and to provide the market with differentiated valuation solutions. The acquisition of Cordell expands our solutions sets, with project activity and building cost information, and our footprint in Australia.

Credit Agreement Amendment

In April 2015, we completed an amendment and restatement of our senior secured credit facility agreement, increasing our borrowing capacity and lowering our future borrowing costs. In addition, the amendment provided for increased flexibility for acquisitions and certain types of investments as well as an extension of the term to April 2020. See “Corporate Events” under Item 1. Business of Part I of this report for additional information.

Productivity & Cost Management

In line with our commitment to operational excellence and margin expansion, in April 2015, we announced an expanded three-year productivity and cost management program, which is expected to reduce expense, on an annual run-rate basis, by approximately $60.0 million by 2018. Savings are expected to be realized through the reduction of selling, general and administrative costs, outsourcing certain business process functions, consolidation of facilities and other operational improvements. Cash and non-cash charges associated with this program are expected to aggregate approximately $20.0 million and will be incurred over the course of the three-year program.

Business Segments and Solutions

In line with our continuing strategic transformation and expansion, we updated our business and reporting segments effective as of December 2015. We revised the name of our Data & Analytics segment to PI to reflect the broad and unique nature of the property-level insights provided by these businesses. This segment includes our property information and analytics solutions businesses, including international operations, and our valuation solutions group. In addition, we combined our solutions express business and advisory services businesses under our PI segment.

Also, we renamed our Technology and Processing Solutions segment to RMW in order to reflect the current mix of risk management and underwriting-focused solutions provided by these businesses. This segment comprises our credit and screening solutions units as well as our technology and post-closing focused units including property tax processing and flood data services. Our existing technology solutions businesses also report within RMW. In addition, we transferred our multifamily services business from our PI segment to our RMW segment. The segment reporting presented herein reflect these transfers.

Unless otherwise indicated, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K relate solely to the discussion of our continuing operations.

Consolidated Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Operating Revenues

Our consolidated operating revenues were $1.5 billion for the year ended December 31, 2015, an increase of $123.1 million when compared to 2014, and consisted of the following:

(in thousands, except percentages)	2015	2014	$ Change	% Change
PI	$663,344	$598,113	$65,231	10.9%
RMW	875,057	816,717	58,340	7.1
Corporate and eliminations	(10,291)	(9,790)	(501)	5.1
Operating revenues	$1,528,110	$1,405,040	$123,070	8.8%

Our PI segment revenues increased by $65.2 million, or 10.9%, when compared to 2014. Acquisition activity contributed an increase of $68.3 million in 2015. Excluding acquisition activity, the decrease of $3.1 million was primarily due to lower property information and analytics revenues of $2.9 million, which included the impact of unfavorable foreign currency exchange fluctuations of $23.4 million, partially offset by higher mortgage origination volumes and improved pricing.

Our RMW segment revenues increased by $58.3 million, or 7.1%, when compared to 2014. Acquisition activity contributed an increase of $13.5 million in 2015. Excluding acquisition activity, the increase of $45.0 million was primarily due to higher mortgage origination volumes and market-share gains, which increased our revenues from property tax processing by $26.9 million, credit and screening solutions by $13.5 million and flood data services by $16.9 million, partially offset by lower technology solutions revenues of $12.3 million.

Our corporate and eliminations revenues were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services (exclusive of depreciation and amortization)

Our consolidated cost of services was $776.5 million for the year ended December 31, 2015, an increase of $36.2 million, or 4.9%, when compared to 2014. Acquisition activity contributed an increase of $36.0 million in 2015. Excluding acquisition activity, the increase of $0.2 million was primarily due to higher mortgage origination volumes which impacted cost of services by $21.8 million, partially offset by favorable product mix of $21.6 million resulting from our ongoing operational efficiency programs including synergies from acquisition integration activities and off-shore efficiencies.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $398.3 million for the year ended December 31, 2015, an increase of $46.7 million, or 13.3%, when compared to 2014. Acquisition activity contributed an increase of $32.8 million in 2015. Excluding acquisition activity, the increase of $14.0 million was primarily due to a $13.9 million gain from disposition of property and equipment in 2014, which offset selling, general and administrative expenses in the prior year.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $146.6 million for the year ended December 31, 2015, an increase of $8.2 million, or 5.9%, when compared to 2014. Acquisition activity contributed an increase of $11.4 million in 2015. Excluding acquisition activity, the decrease of $3.3 million was primarily due to assets that were fully depreciated in the prior year primarily in the RMW segment.

Impairment Loss

Our impairment loss was $3.8 million for the year ended December 31, 2015, a decrease of $1.2 million, or 24.1%, when compared to 2014. The variance was primarily due to goodwill impairment charges related to our technology solutions, solutions express and outsourcing services businesses of $3.9 million in the second quarter of the prior year, partially offset by higher impairment charges for our internally-developed software in 2015.

Operating Income

Our consolidated operating income was $202.9 million for the year ended December 31, 2015, an increase of $33.2 million, or 19.5%, when compared to 2014, and consisted of the following:

(in thousands, except percentages)	2015	2014	$ Change	% Change
PI	$72,761	$70,181	$2,580	3.7%
RMW	216,178	166,640	49,538	29.7
Corporate and eliminations	(86,015)	(67,063)	(18,952)	28.3
Operating income	$202,924	$169,758	$33,166	19.5%

Our PI segment operating income increased by $2.6 million, or 3.7%, when compared to 2014. Acquisition-related activity contributed to operating income by $3.6 million in 2015. Excluding acquisition activity, operating income decreased $1.0 million and operating margins decreased 10 basis points primarily due to lower volume, partially offset by lower costs from the impact of ongoing cost efficiency programs.

Our RMW segment operating income increased by $49.5 million, or 29.7%, when compared to 2014. Acquisition activity contributed to higher losses of $2.1 million in 2015 due to higher depreciation and amortization expense and higher integration costs. Excluding acquisition activity, operating income increased $51.8 million and operating margins increased 497 basis points primarily due to the increase in mortgage origination volumes, market-share gains and the impact of ongoing operational efficiency programs.

Corporate and eliminations operating loss increased $19.0 million, or 28.3%, due to higher non-recurring selling, general and administrative expenses primarily related to investments related to our operational efficiency programs announced in April of 2015 and due to the impact of a $13.9 million gain from disposition of property and equipment in 2014, which offset selling, general and administrative expenses in the prior year.

Total Interest Expense, Net

Our consolidated total interest expense, net was $61.3 million for the year ended December 31, 2015, a decrease of $5.7 million, or 8.5%, when compared to 2014. The decrease was primarily due to an out-of-period adjustment recorded during the first quarter of 2015, which reduced interest expense by $5.2 million.

Gain on Investments and Other, Net

Our consolidated gain on investments and other income, net was $31.6 million for the year ended December 31, 2015, an increase of $27.7 million when compared to 2014. The increase is primarily due to the acquisition of the remaining 49.9% interest in RELS which resulted in a $34.3 million gain due to the step-up in fair value on the previously held interest, partially offset by a $6.0 million distribution gain from a previously impaired investment in affiliate recorded in the prior year.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations was $57.4 million and $29.8 million for the years ended December 31, 2015 and 2014, respectively. Our effective income tax rate was 33.4% and 28.2% for the years ended December 31, 2015 and 2014, respectively. The change in income tax was primarily attributable to unfavorable foreign rate differentials, due to foreign exchange gains and losses in jurisdictions with tax rates lower than the U.S., offset by a favorable valuation allowance released in the United Kingdom and the impact of the RELS acquisition.

Equity in Earnings of Affiliates, Net of Tax

Our consolidated equity in earnings of affiliates, net of tax was $13.7 million for the year ended December 31, 2015, a decrease of $0.4 million, or 2.8%, when compared to 2014. We have equity interests in various affiliates which primarily provide settlement services in connection with residential mortgage loans. The decrease is primarily due to higher losses of $1.3 million from our property and casualty insurance investment in affiliate. The decrease was partially offset by higher mortgage loan origination volumes in RELS. For the years ended December 31, 2015 and 2014, RELS contributed 84.9% and 80.0%, respectively, of our total equity in earnings of affiliates, net of tax. Due to the acquisition of RELS, we do not expect equity in earnings of affiliates to be significant in future reporting periods.

(Loss)/Income from Discontinued Operations, Net of Tax

Our consolidated loss from discontinued operations, net of tax was $0.6 million for the year ended December 31, 2015, a favorable variance of $16.1 million when compared to 2014. The variance is primarily due to pre-tax legal settlements of $21.9 million incurred in the prior year.

Net Income/(Loss) Attributable to Noncontrolling Interests

Our consolidated net income attributable to noncontrolling interests was $1.2 million for the year ended December 31, 2015, a decrease of $0.1 million, or 9.1%, when compared to 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Operating Revenues

Our consolidated operating revenues were $1.4 billion for the year ended December 31, 2014, an increase of $0.6 million when compared to 2013, and consisted of the following:

(in thousands, except percentages)	2014	2013	$ Change	% Change
PI	$598,113	$518,622	$79,491	15.3%
RMW	816,717	895,953	(79,236)	(8.8)
Corporate and eliminations	(9,790)	(10,174)	384	(3.8)
Operating revenues	$1,405,040	$1,404,401	$639	—%

Our PI segment revenues increased by $79.5 million, or 15.3%, when compared to 2013. Acquisition activity contributed an increase of $107.0 million in 2014. Excluding acquisition activity, the decrease of $27.5 million was primarily due to lower property information and analytics revenues of $32.1 million, which included the exit of a non-core product line and the impact of unfavorable foreign currency exchange fluctuations of $6.3 million.

Our RMW segment revenues decreased by $79.2 million, or 8.8%, when compared to 2013. Acquisition activity contributed an increase of $20.7 million in 2014. Excluding acquisition activity, the decrease of $99.9 million was primarily due to the significant decline in mortgage origination volumes which decreased credit and screening solutions by $34.6 million, technology solutions by $29.4 million, property tax processing by $28.6 million and flood data services by $8.9 million; partially offset by an increase in other of $1.6 million.

Our corporate and eliminations revenues were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services (exclusive of depreciation and amortization)

Our consolidated cost of services was $740.3 million for the year ended December 31, 2014, an increase of $23.1 million, or 3.2%, when compared to 2013. Acquisition activity contributed an increase of $66.8 million in 2014. Excluding acquisition activity, the decrease of $43.7 million was primarily due to the significant decline in mortgage loan origination volumes, which decreased cost of services by approximately $64.8 million, partially offset by unfavorable product mix of $21.1 million primarily in our RMW segment.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses was $351.6 million for the year ended December 31, 2014, a decrease of $22.7 million, or 6.1%, when compared to 2013. Acquisition activity contributed an increase of $25.8 million in 2014. Excluding acquisition activity, the decrease of $48.5 million was primarily due to a $13.9 million gain on sale of real estate assets and cost reductions from our on-going cost efficiency programs, which lowered salaries and benefits by $29.8 million, facility and lease equipment costs by $9.6 million, professional fees by $4.8 million, marketing fees by $1.0 million and other expenses by $8.1 million, partially offset by lower capitalized costs of $18.7 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $138.4 million for the year ended December 31, 2014, an increase of $12.1 million, or 9.5%, when compared to 2013. Acquisition activity contributed an increase of $22.7 million in 2014. Excluding acquisition activity, the decrease of $10.6 million was primarily due to assets that were fully depreciated in the prior year primarily in the RMW segment.

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

Operating Income

Our consolidated operating income was $169.8 million for the year ended December 31, 2014, an increase of $27.6 million, or 19.4%, when compared to 2013, and consisted of the following:

(in thousands, except percentages)	2014	2013	$ Change	% Change
PI	$70,181	$56,515	$13,666	24.2%
RMW	166,640	181,673	(15,033)	(8.3)
Corporate and eliminations	(67,063)	(96,046)	28,983	(30.2)
Operating income	$169,758	$142,142	$27,616	19.4%

Our PI segment operating income increased by $13.7 million, or 24.2%, when compared to 2013. Acquisition activity contributed $1.6 million of higher losses in 2014 due to higher depreciation and amortization expense and higher integration costs. Excluding acquisition activity, operating income increased $15.2 million and operating margins increased 379 basis points primarily due to lower goodwill impairment charges of $13.4 million related to our solutions express businesses recorded in the prior year.

Our RMW segment operating income decreased by $15.0 million, or 8.3%, when compared to 2013. Acquisition activity contributed $13.9 million of operating income in 2014. Excluding acquisition activity, operating income decreased $28.9 million and operating margins decreased 93 basis points primarily due to a significant decline in mortgage origination volumes, partially offset by lower goodwill impairment charges of $25.7 million related to our technology solutions and outsourcing services businesses.

Corporate and eliminations operating loss decreased $29.0 million, or 30.2%, due to lower selling, general and administrative expenses from on-going cost efficiency programs and the impact of a $13.9 million gain from disposition of property and equipment in 2014, which offset selling, general and administrative expenses.

Total Interest Expense, Net

Our consolidated total interest expense, net was $67.0 million for the year ended December 31, 2014, an increase of $19.4 million, or 40.7%, when compared to 2013. The increase was due to higher average outstanding debt balances and higher fees of $1.0 million related to the new borrowings in connection with our acquisition of MSB/DataQuick in March 2014.

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

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations was $29.8 million and $33.7 million for the years ended December 31, 2014 and 2013, respectively. Our effective income tax rate was 28.2% and 31.6% for the years ended December 31, 2014 and 2013, respectively. The change in the income tax was primarily attributable to foreign rate differentials in jurisdictions with tax rates lower than the U.S. as well as valuation allowances released in certain foreign jurisdictions.

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

(Loss)/Income from Discontinued Operations, Net of Tax

Our consolidated loss from discontinued operations, net of tax was $16.7 million for the year ended December 31, 2014, an unfavorable variance of $31.1 million when compared to 2013. The variance was primarily due to legal settlements of $21.9 million, on a pre-tax basis, as well as declining default market volumes which adversely impacted revenues and net income associated with our collateral solutions and field services businesses.

Gain/(Loss) from Sale of Discontinued Operations, Net of Tax

Our consolidated gain from sale of discontinued operations, net of tax was $0.1 million, for the year ended December 31, 2014, a favorable variance of $7.1 million, when compared to 2013. The variance was primarily related to the settlement of tax contingencies of $7.4 million from the sale of a business line in the prior year.

Net Income/(Loss) Attributable to Noncontrolling Interests

Our consolidated net income attributable to noncontrolling interests was $1.3 million for the year ended December 31, 2014, an increase of $1.3 million when compared to 2013. The variance was primarily due to the step-up acquisition of a previously held noncontrolling interest in the third quarter of 2013.

Liquidity and Capital Resources

Cash and cash equivalents totaled $99.1 million and $104.7 million as of December 31, 2015 and 2014, respectively, representing a decrease of $5.6 million compared to 2014. Furthermore, cash and cash equivalents decreased $29.7 million in 2014 compared to 2013.

We hold our cash balances inside and outside of the U.S. Our cash balances held outside of the U.S. are primarily related to our international operations. As of December 31, 2015, we held $38.3 million in foreign jurisdictions. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We plan to maintain significant cash balances outside the U.S. for the foreseeable future.

Restricted cash of $10.9 million and $12.4 million at December 31, 2015 and 2014, respectively, represents cash pledged for various letters of credit provided in the ordinary course of business to certain vendors including in connection with obtaining insurance and real property leases.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in operating assets and liabilities. Total cash provided by operating activities was $328.5 million, $321.9 million and $353.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in cash provided by operating activities in 2015 relative to 2014 was primarily due to lower cash used by operating activities from our discontinued operations of $6.1 million due to the sale of our collateral solutions and field services businesses in September 2014.

The decrease in cash provided by operating activities in 2014 relative to 2013 was primarily due to lower cash provided by operating activities from our discontinued operations of $39.3 million resulting from declining default market volumes, the sale of our collateral solutions and field services businesses in September of 2014 and a legal settlement in 2014. This decrease was partially offset by higher cash provided by operating activities from our continuing operations of $7.4 million in 2014 due to higher dividends received from investments in affiliates and the timing of payments for accounts payable and accrued expenses.

Investing Activities. Total cash used in investing activities consists primarily of capital expenditures, acquisitions and dispositions. Cash used in investing activities was approximately $277.2 million, $741.5 million, and $186.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Cash used in investing activities from continuing operations during 2015 was primarily related to net cash paid for acquisitions, including $27.1 million for RELS in December 2015, $48.1 million for Cordell in October 2015 and $119.3 million for LandSafe in September 2015. Further, we had investments in property and equipment and capitalized data of $44.1 million and $36.4 million, respectively, in 2015.

Cash used in investing activities from continuing operations during 2014 was primarily related to cash paid for acquisitions, including $19.6 million for Bank of America's credit services operations in November 2014, $652.5 million for MSB/DataQuick in March 2014, $11.9 million for Terralink in January 2014 and $11.0 million, net of cash acquired, for other acquisitions that were not significant. Further, we had investments in property and equipment and capitalized data of $52.0 million and $35.1 million, respectively; which were partially offset by proceeds from sale of discontinued operations of $25.4 million and proceeds from the sale of property and equipment of $13.9 million.

Cash used in investing activities from continuing operations during 2013 was primarily related to cash paid for acquisitions, including $62.5 million for Bank of America's flood zone determination and tax processing services operations in July 2013, $2.6 million for an additional 10% interest in PIQ in September 2013 and $22.2 million for EQECAT in December 2013. We also acquired two other businesses for $10.0 million that were not significant. Further, we had investments in property and equipment and capitalized data of $68.7 million and $37.8 million, respectively; which were partially offset by favorable changes in restricted cash of $10.1 million.

For the year ending December 31, 2016, the Company anticipates investing in the aggregate between $95 million and $105 million in capital expenditures for property and equipment and capitalized data. Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities. Total cash used in financing activities was approximately $58.5 million, $390.5 million and $179.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Net cash used in financing activities during 2015 was primarily comprised of share repurchases of $97.4 million, repayment of long-term debt of $82.9 million and debt issuance costs of $6.5 million, partially offset by proceeds from debt issuance of $114.4 million and net settlement from stock-based compensation related transactions of $13.9 million.

Net cash used in financing activities during 2014 was primarily comprised of proceeds from debt issuance of $690.0 million and net settlement from stock-based compensation related transactions of $6.0 million, partially offset by repayment of long-term debt of $200.0 million, share repurchases of $91.5 million and debt issuance costs of $14.0 million.

Net cash used in financing activities during 2013 was primarily comprised of $241.2 million in repurchases of our common stock, $10.4 million of debt issuance costs and $4.7 million of repayments of long-term debt. This was partially offset by proceeds from the issuance of long-term debt of $51.6 million and net settlement from stock-based compensation related transactions of $24.7 million.

Financing and Financing Capacity

We had total debt outstanding of $1.4 billion and $1.3 billion as of December 31, 2015 and 2014, respectively. Our significant debt instruments are described below.

Senior Notes

On May 20, 2011, CoreLogic, Inc. issued $400.0 million aggregate principal amount of 7.25% senior notes due 2021 (the "Notes"). For a detailed description of the Notes, see Note 8 - Long-Term Debt of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

The indenture governing the Notes contains a financial covenant for the incurrence of additional indebtedness that requires that the interest coverage ratio be at least 2.00 to 1.00 on a pro forma basis after giving effect to any new indebtedness. There are carve-outs that permit us to incur certain indebtedness notwithstanding satisfaction of this ratio, but they are limited. Based on our EBITDA and interest charges as of December 31, 2015, we would be able to incur additional indebtedness without breaching the limitation on indebtedness covenant contained in the indenture and we are in compliance with all of our covenants under the indenture.

Credit Agreement

For a detailed description of our senior secured credit facility (the "Credit Agreement"), see Note 8 - Long-Term Debt of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K. The Credit Agreement provides for an $850.0 million five-year term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility") that expires in April 2020. The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $750.0 million in the aggregate.

The Credit Agreement contains customary financial maintenance covenants, including a (i) maximum total leverage ratio not to exceed 4.50 to 1.00; provided that such total leverage ratio shall step down to (a) 4.25 to 1.00 starting with the fiscal quarter ending June 30, 2016, (b) 4.00 to 1.00 starting with the fiscal quarter ending June 30, 2017, and (c) 3.50 to 1.00 starting with the fiscal quarter ending June 30, 2018, and is subject to additional adjustments if the Company completes a Qualified Acquisition (as defined in the Credit Agreement); and (ii) a minimum interest coverage ratio of not less than 3.00 to 1.00.

At December 31, 2015, we had additional borrowing capacity under the Revolving Facility of $475.0 million, and were in compliance with the financial and restrictive covenants of the Credit Agreement. However, if we have a significant increase in our outstanding debt or if our EBITDA decreases significantly, we may be unable to incur additional indebtedness, and the lenders under the Credit Agreement may be unwilling to permit us to amend the financial or restrictive covenants described above to provide additional flexibility.

As of December 31, 2015 and December 31, 2014, we have recorded $3.6 million and $9.2 million, respectively, of accrued interest expense.

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

In December 2015, we entered into a definitive agreement to acquire FNC in connection with our valuation solutions strategy. The transaction's closing is subject to customary closing conditions including regulatory clearance. While we maintain adequate cash balances and borrowing capacity to complete the transaction, we will continue to evaluate additional financing alternatives as we determine appropriate.

We strive to pursue a balanced approach to capital allocation and will consider the repurchase of common shares, the retirement of outstanding debt and the pursuit of strategic acquisitions on an opportunistic basis.

During the years ended December 31, 2015 and 2014, we repurchased approximately 2.5 million and 3.1 million shares of our common stock for $97.4 million and $91.5 million, respectively, including commission costs.

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

Contractual Obligations

A summary, by due date, of our total contractual obligations at December 31, 2015, is as follows:

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Operating leases	$32,789	$34,192	$22,947	$7,710	$97,638
Long-term debt (1)	48,497	171,390	691,476	452,645	1,364,008
Interest payments related to debt (2)	53,201	109,926	91,297	48,020	302,444
Service agreement (3)	51,238	—	—	—	51,238
Total (4)	$185,725	$315,508	$805,720	$508,375	$1,815,328

(1)	Includes the remaining acquisition-related note payable of $5.0 million, which is non-interest bearing and discounted to $4.9 million.

(2)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements.

(3)	Net minimum commitment with Cognizant.

(4)
Excludes a net liability of $13.3 million related to uncertain tax positions including associated interest and penalties, and deferred compensation of $32.2 million due to uncertainty of payment period.

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

Revenue recognition. We derive our revenues principally from U.S. mortgage originators and servicers with good creditworthiness. Our product and service deliverables are generally comprised of data or other related services. Our revenue arrangements with our clients generally include a work order or written agreement specifying the data products or services to be delivered and related terms of sale including payment amounts and terms. The primary revenue recognition-related judgments we exercise are to determine when all of the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) our price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

For products or services where delivery occurs at a point in time, we recognize revenue upon delivery. These products or services include sales of tenancy data and analytics, credit solutions for mortgage and automotive industries, under-banked credit services, flood and data services and claims management.

For products or services where delivery occurs over time, we recognize revenue ratably on a subscription basis over the contractual service period once initial delivery has occurred. Generally these service periods range from one to three years. Products or services recognized on a license or subscription basis include information and analytic products, property risk and replacement cost, flood database licenses, realtor solutions and lending solutions. For certain of our products or services, clients may also pay us upfront set-up fees, which we defer and recognize into revenue over the longer of the contractual term or expected client relationship period.

Property tax processing revenues are comprised of periodic loan fees and life-of-loan fees. For periodic loans, we generate monthly fees at a contracted fixed rate for as long as we service the loan. Loans serviced with a one-time, life-of-loan fee are billed once the loan is boarded to our property tax processing system in accordance with a client tax servicing agreement. Life-of-loan fees are then deferred and recognized ratably over the expected service period. The rates applied to recognize revenues assume a 10-year expected life and are adjusted to reflect prepayments. We review the property tax processing contract portfolio quarterly to determine if there have been material changes in the expected lives, deferred on-boarding costs, expected service period, and/or changes in the number and/or timing of prepayments. Accordingly, we may adjust the rates to reflect current trends.

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

In December 2015, we transferred our multifamily services business from our PI segment to our RMW segment, relocated our solutions express business and consolidated our advisory services under our PI segment to leverage the core business capabilities of each segment and represent changes in our management structure and internal reporting. As a result of these actions, we revised our reporting for segment disclosure purposes and reassessed our reporting units for purposes of evaluating the carrying value of our goodwill. This assessment required us to perform a fourth quarter reassignment of our goodwill to each reporting unit impacted using the relative fair value approach, based on the fair values of the reporting units as of December 31, 2015. As of December 31, 2015, the assessment resulted in $101.8 million of goodwill allocated to our RMW reporting unit from our PI reporting unit and $6.6 million of goodwill allocated to our PI reporting unit from our RMW reporting unit.

As of December 31, 2015 our reporting units related to continuing operations are PI and RMW. During the fourth quarter of 2015, we performed a Step 1 analysis on our reporting units. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. Key assumptions used to determine the fair value of our reporting units in our testing were: (a) expected cash flow for the period from 2016 to 2021; and (b) a discount rate of 9.5%, which was based on management's best estimate of the after-tax weighted average cost of capital. We noted no indicators of impairment on our reporting units related to continuing operations through our Step 1 analysis. It is reasonably possible that changes in the facts, judgments, assumptions and estimates used in assessing the fair value of the goodwill could cause a reporting unit to become impaired.

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

Stock-based compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide services in exchange for the award. We utilize the Monte-Carlo simulation to estimate the fair value for any performance-based restricted stock units (“PBRSUs”) granted. We used the Black-Scholes model to estimate the fair value of stock options. We utilize the straight-line single option method of attributing the value of stock-based compensation expense unless another expense attribution model is required. As stock-based compensation expense recognized in results of operations is based on awards ultimately expected to vest, stock-based compensation expense has been reduced for estimated forfeitures.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We apply the long-form method for determining the pool of windfall tax benefits.

Currently, our primary means of providing stock-based compensation is granting restricted stock units (“RSUs”) and PBRSUs. The fair value of any grant is based on the market value of our shares on the date of grant and is generally recognized as compensation expense over the vesting period.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk relates to interest-rate risk associated with certain financial instruments. We monitor our risk associated with fluctuations in interest rates and currently use derivative financial instruments to hedge some of these risks. Until March 2014, we had an outstanding interest rate swap that we entered into in June 2011, which partially converted the interest rate exposure of our floating rate debt from variable to fixed rate. The interest rate swap agreement was terminated in connection with the full repayment of the associated underlying debt in March 2014.

In May 2014, we entered into the Swaps, which became effective on December 31, 2014 and terminate in March 2019. The Swaps are for an initial notional balance of $500.0 million with a fixed interest rate of 1.57% and amortize quarterly by $12.5 million through December 31, 2017 and $25.0 million through December 31, 2018, with a remaining notional amount of $250.0 million. We entered into the Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. We have designated the Swaps as cash flow hedges.

As of December 31, 2015, we had approximately $1.4 billion in long-term debt outstanding, of which approximately $903.8 million was variable-interest-rate debt. As of December 31, 2015, the remaining notional balance of the Swaps was $450.0 million. A hypothetical 1% increase or decrease in interest rates could result in an approximately $1.1 million change to interest expense on a quarterly basis.

We are also subject to equity price risk related to our equity securities portfolio. At December 31, 2015, we had equity securities with a cost and fair value of $22.7 million.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CoreLogic, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operation, comprehensive income, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of CoreLogic, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Orange County, California
February 26, 2016

CoreLogic, Inc.
Consolidated Balance Sheets
As of December 31, 2015 and 2014

(in thousands, except par value)
Assets	2015	2014
Current assets:
Cash and cash equivalents	$99,090	$104,677
Marketable securities	22,709	22,264
Accounts receivable (less allowances of $6,212 and $10,826 in 2015 and 2014, respectively)	240,988	214,344
Prepaid expenses and other current assets	45,882	51,375
Income tax receivable	37,029	13,357
Deferred income tax assets, current	95,887	90,341
Assets of discontinued operations	681	4,267
Total current assets	542,266	500,625
Property and equipment, net	375,654	368,614
Goodwill, net	1,881,547	1,780,758
Other intangible assets, net	352,148	278,270
Capitalized data and database costs, net	327,841	333,265
Investment in affiliates, net	69,205	103,598
Deferred income tax assets, long-term	2,219	—
Restricted cash	10,926	12,360
Other assets	139,244	138,872
Total assets	$3,701,050	$3,516,362
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$158,213	$170,418
Accrued salaries and benefits	117,187	99,786
Deferred revenue, current	269,071	255,330
Mandatorily redeemable noncontrolling interests	18,981	—
Current portion of long-term debt	48,497	11,352
Liabilities of discontinued operations	2,527	13,704
Total current liabilities	614,476	550,590
Long-term debt, net of current	1,315,511	1,319,211
Deferred revenue, net of current	448,819	389,308
Deferred income tax liabilities, long-term	107,249	63,979
Other liabilities	165,505	161,084
Total liabilities	2,651,560	2,484,172

Redeemable noncontrolling interests	—	18,023

Equity:
CoreLogic, Inc.'s ("CoreLogic") stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 88,228 and 89,343 shares issued and outstanding as of December 31, 2015 and 2014, respectively	1	1
Additional paid-in capital	551,206	605,511
Retained earnings	618,399	492,441
Accumulated other comprehensive loss	(120,116)	(83,786)
Total CoreLogic stockholders' equity	1,049,490	1,014,167
Total liabilities and equity	$3,701,050	$3,516,362

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except per share amounts)	2015	2014	2013
Operating revenue	$1,528,110	$1,405,040	$1,404,401
Cost of services (exclusive of depreciation and amortization)	776,509	740,301	717,205
Selling, general and administrative expenses	398,300	351,617	374,289
Depreciation and amortization	146,607	138,394	126,332
Impairment loss	3,770	4,970	44,433
Total operating expenses	1,325,186	1,235,282	1,262,259
Operating income	202,924	169,758	142,142
Interest expense:
Interest income	4,021	4,110	4,748
Interest expense	65,311	71,092	52,350
Total interest expense, net	(61,290)	(66,982)	(47,602)
Gain on investments and other, net	31,592	3,882	12,032
Income from continuing operations before equity in earnings of affiliates and income taxes	173,226	106,658	106,572
Provision for income taxes	57,394	29,770	33,673
Income from continuing operations before equity in earnings of affiliates	115,832	76,888	72,899
Equity in earnings of affiliates, net of tax	13,720	14,120	27,361
Net income from continuing operations	129,552	91,008	100,260
(Loss)/income from discontinued operations, net of tax	(556)	(16,653)	14,423
Gain/(loss) from sale of discontinued operations, net of tax	—	112	(7,008)
Net income	128,996	74,467	107,675
Less: Net income/(loss) attributable to noncontrolling interests	1,152	1,267	(53)
Net income attributable to CoreLogic	$127,844	$73,200	$107,728
Amounts attributable to CoreLogic:
Income from continuing operations, net of tax	$128,400	$89,741	$100,313
(Loss)/income from discontinued operations, net of tax	(556)	(16,653)	14,423
Gain/(loss) from sale of discontinued operations, net of tax	—	112	(7,008)
Net income attributable to CoreLogic	$127,844	$73,200	$107,728
Basic income/(loss) per share:
Income from continuing operations, net of tax	$1.44	$0.99	$1.05
(Loss)/income from discontinued operations, net of tax	(0.01)	(0.18)	0.15
Gain/(loss) from sale of discontinued operations, net of tax	—	—	(0.07)
Net income attributable to CoreLogic	$1.43	$0.81	$1.13
Diluted income/(loss) per share:
Income from continuing operations, net of tax	$1.42	$0.97	$1.03
(Loss)/income from discontinued operations, net of tax	(0.01)	(0.18)	0.15
Gain/(loss) from sale of discontinued operations, net of tax	—	—	(0.07)
Net income attributable to CoreLogic	$1.41	$0.79	$1.11
Weighted-average common shares outstanding:
Basic	89,070	90,825	95,088
Diluted	90,564	92,429	97,109

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2015, 2014 and 2013

(in thousands)	2015	2014	2013
Net income	$128,996	$74,467	$107,675
Other comprehensive loss:
Market value adjustments to marketable securities, net of tax	275	27	32
Market value adjustments on interest rate swap, net of tax	(364)	(2,408)	1,526
Reclassification adjustments for gains on terminated interest rate swap included in net income	—	2,555	—
Foreign currency translation adjustments	(36,968)	(26,673)	(43,337)
Supplemental benefit plans adjustments, net of tax	727	(3,698)	3,704
Total other comprehensive loss	(36,330)	(30,197)	(38,075)
Comprehensive income	92,666	44,270	69,600
Less: Comprehensive income/(loss) attributable to the noncontrolling interests	1,152	1,267	(53)
Comprehensive income attributable to CoreLogic	$91,514	$43,003	$69,653

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2015, 2014 and 2013

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at January 1, 2013	97,698	$1	$866,720	$318,094	$(15,514)	$1,645	$1,170,946
Net income	—	—	—	107,728	—	(26)	107,702
Shares repurchased and retired	(8,121)	—	(241,161)	—	—	—	(241,161)
Shares issued in connection with share-based compensation	1,677	—	28,232	—	—	—	28,232
Tax withholdings related to net share settlements	—	—	(8,665)	—	—	—	(8,665)
Share-based compensation	—	—	27,039	—	—	—	27,039
Sale of subsidiary shares to noncontrolling interests	—	—	—	—	—	(1,619)	(1,619)
Adjust redeemable noncontrolling interests to redemption value	—	—	—	(26)	—	—	(26)
Other comprehensive loss	—	—	—	—	(38,075)	—	(38,075)
Balance at December 31, 2013	91,254	$1	$672,165	$425,796	$(53,589)	$—	$1,044,373
Net income	—	—	—	73,200	—	—	73,200
Shares repurchased and retired	(3,125)	—	(91,475)	—	—	—	(91,475)
Shares issued in connection with share-based compensation	1,214	—	15,213	—	—	—	15,213
Tax withholdings related to net share settlements	—	—	(15,980)	—	—	—	(15,980)
Share-based compensation	—	—	25,588	—	—	—	25,588
Adjust redeemable noncontrolling interests to redemption value	—	—	—	(6,555)	—	—	(6,555)
Other comprehensive loss	—	—	—	—	(30,197)	—	(30,197)
Balance at December 31, 2014	89,343	$1	$605,511	$492,441	$(83,786)	$—	$1,014,167
Net income	—	—	—	127,844	—	—	127,844
Shares repurchased and retired	(2,528)	—	(97,430)	—	—	—	(97,430)
Shares issued in connection with share-based compensation	1,413	—	22,569	—	—	—	22,569
Tax withholdings related to net share settlements	—	—	(15,230)	—	—	—	(15,230)
Share-based compensation	—	—	35,786	—	—	—	35,786
Adjust redeemable noncontrolling interest to redemption value	—	—	—	(1,886)	—	—	(1,886)
Other comprehensive loss	—	—	—	—	(36,330)	—	(36,330)
Balance at December 31, 2015	88,228	$1	$551,206	$618,399	$(120,116)	$—	$1,049,490

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2015, 2014 and 2013

(in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$128,996	$74,467	$107,675
Less: (Loss)/income from discontinued operations, net of tax	(556)	(16,653)	14,423
Less: Gain/(loss) from sale of discontinued operations, net of tax	—	112	(7,008)
Income from continuing operations, net of tax	129,552	91,008	100,260
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	146,607	138,394	126,332
Impairment loss	3,770	4,970	44,433
Provision for bad debts and claim losses	8,260	11,825	13,345
Share-based compensation	35,786	25,379	26,901
Tax benefit related to stock options	(6,513)	(6,791)	(5,146)
Equity in earnings of investee, net of taxes	(13,720)	(14,120)	(27,361)
Loss/(gain) on sale of property and equipment	24	(13,866)	—
Loss on early extinguishment of debt	1,589	763	—
Deferred income tax	35,110	20,986	8,120
Gain on investments and other, net	(33,181)	(3,882)	(12,032)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,400)	13,151	24,553
Prepaid expenses and other assets	7,104	1,231	113
Accounts payable and accrued expenses	(45,289)	(5,000)	(9,330)
Deferred revenue	68,410	16,010	48,125
Income taxes	(32,771)	(11,380)	(27,543)
Dividends received from investments in affiliates	30,084	38,655	36,680
Other assets and other liabilities	16,727	28,260	(19,230)
Net cash provided by operating activities - continuing operations	336,149	335,593	328,220
Net cash (used in)/provided by operating activities - discontinued operations	(7,612)	(13,717)	25,600
Total cash provided by operating activities	$328,537	$321,876	$353,820
Cash flows from investing activities:
Purchases of property and equipment	$(44,149)	$(52,025)	$(68,745)
Purchases of capitalized data and other intangible assets	(36,409)	(35,129)	(37,841)
Cash paid for acquisitions, net of cash acquired	(194,491)	(694,871)	(92,049)
Cash received from sale of subsidiary, net	—	25,366	2,263
Purchases of investments	(3,748)	—	(2,351)
Proceeds from sale of property and equipment	137	13,937	—
Change in restricted cash	1,434	(310)	10,068
Net cash used in investing activities - continuing operations	(277,226)	(743,032)	(188,655)
Net cash provided by investing activities - discontinued operations	—	1,536	1,862
Total cash used in investing activities	$(277,226)	$(741,496)	$(186,793)
Cash flows from financing activities:
Proceeds from long-term debt	$114,375	$690,017	$51,647
Debt issuance costs	(6,452)	(14,042)	(10,436)
Repayments of long-term debt	(82,891)	(200,006)	(4,666)

Shares repurchased and retired	(97,430)	(91,475)	(241,161)
Proceeds from issuance of shares in connection with share-based compensation	22,569	15,213	28,232
Minimum tax withholdings related to net share settlements	(15,230)	(15,980)	(8,665)
Tax benefit related to stock options	6,513	6,791	5,146
Net cash (used in)/provided by financing activities - continuing operations	(58,546)	390,518	(179,903)
Net cash used in financing activities - discontinued operations	—	—	—
Total cash (used in)/provided by financing activities	$(58,546)	$390,518	$(179,903)
Effect of exchange rate on cash	2,182	(625)	(2,116)
Net change in cash and cash equivalents	$(5,053)	$(29,727)	$(14,992)
Cash and cash equivalents at beginning of year	104,677	134,419	149,568
Less: Change in cash and cash equivalents of discontinued operations	(7,612)	(12,181)	27,462
Plus: Cash swept (to)/from discontinued operations	(8,146)	(12,196)	27,305
Cash and cash equivalents at end of year	$99,090	$104,677	$134,419

Supplemental disclosures of cash flow information:
Cash paid for interest	$64,679	$59,376	$46,432
Cash paid for income taxes	$47,783	$5,436	$71,055
Cash refunds from income taxes	$3,737	$27,545	$14,096
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$5,909	$4,492	$2,339

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Note 1 - Description of the Company

We are a leading global property information, analytics and data-enabled services provider operating in North America, Western Europe and Asia Pacific. Our combined data from public, contributory and proprietary sources provides detailed coverage of property, mortgages and other encumbrances, property risk and replacement cost, consumer credit, tenancy, location, hazard risk and related performance information. We have more than one million users who rely on our data and predictive decision analytics to reduce risk, enhance transparency and improve the performance of their businesses. With our data as a foundation, we have built strong analytics capabilities and a variety of value-added business services to meet our clients’ needs for mortgage and automotive credit reporting, property tax, property valuation, tenancy, hazard risk, property risk and replacement cost, flood plain location determination and other geospatial data, analytics and related services. Clients rely on us to help identify and manage growth opportunities, improve performance and mitigate risk. We are also a party to various joint ventures under which we share control of the management of the operations with the other partner.

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

Reporting Segments

In December 2015, we renamed our Data & Analytics segment to Property Intelligence ("PI") to reflect the broad and unique nature of the property-level insights provided by these businesses. Also, we renamed our Technology and Processing Solutions segment to Risk Management and Work Flow ("RMW") in order to reflect the current mix of risk management and underwriting-focused solutions provided by these businesses. In addition, we transferred our multifamily services business from our PI segment to RMW segment and relocated our solutions express business and consolidated our advisory services businesses under our PI segment. The changes above represent changes in our management structure and internal reporting. All segment reporting disclosures presented herein reflect these changes.

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
For the Years Ended December 31, 2015, 2014 and 2013

influence, do not control, and are not the primary beneficiary, are accounted for using the equity method. Investments in which we do not exercise significant influence over the investee are accounted for under the cost method.

Out-of-Period Adjustment

During the first quarter of 2015, we identified an error which overstated our interest expense by $5.2 million ($3.1 million, net of tax), reflected within continuing operations, for the year ended December 31, 2014. We recorded an out-of-period adjustment to correct the error in the quarter ended March 31, 2015, which increased basic and diluted net income per share by $0.03. We assessed the materiality of this error and concluded the error was not material to the results of operations or financial condition for the years ended December 31, 2015 and 2014.

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

Accounts Receivable

Accounts receivable are generally due from mortgage originators and servicers, financial institutions, insurers, government and government-sponsored enterprises located throughout the United States and abroad. Credit is extended based on an evaluation of the client’s financial condition, and generally, collateral is not required.

The allowance for doubtful accounts for all probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific client issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. In circumstances where a specific client’s is unable to meet its financial obligations, we record a specific allowance for doubtful accounts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected.

Marketable Securities

Debt securities are carried at fair value and consist primarily of investments in obligations of various corporations and mortgage-backed securities. Equity securities are carried at fair value and consist primarily of investments in marketable common and preferred stock. We classify our publicly traded debt and equity securities as available-for-sale and carry them at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive loss. As of December 31, 2015 and 2014, our marketable securities consist primarily of investments in preferred stock of $22.7 million and $22.3 million, respectively.

Property and Equipment

Property and equipment is recorded at cost and includes computer software acquired or developed for internal use and for use with our products. Software development costs include certain payroll-related costs of employees directly associated with developing software and payments to third parties for completed or developing software. We begin capitalizing qualifying software development costs on a project when the preliminary project stage is completed and management has authorized further funding for completion. Capitalization ends once a project is substantially complete and the software is ready for its intended use. Costs incurred in the planning and post-implementation phases of software developing are expensed as incurred.

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
For the Years Ended December 31, 2015, 2014 and 2013

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

The carrying value for the flood data zone certification is $55.4 million as of December 31, 2015 and 2014. Because properly maintained flood zone databases have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. We periodically analyze our assets for impairment. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors. See further discussion in Note 4 – Capitalized Data and Database Development Costs, Net.

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

Step 2 involves calculating an implied fair value of goodwill for each reporting unit for which Step 1 indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and any recorded loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. The valuation of goodwill requires assumptions and estimates of many critical

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

factors including revenue growth, cash flows, market multiples and discount rates. Forecasts of future operations are based, in part, on operating results and our expectations as to future market conditions. These types of analysis contain uncertainties because they require us to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an additional impairment loss that could be material.

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

Revenue Recognition

We derive our revenues principally from U.S. mortgage originators and servicers with good creditworthiness. Our product and service deliverables are generally comprised of data or other related services. Our revenue arrangements with our clients generally include a work order or written agreement specifying the data products or services to be delivered and related terms of sale including payment amounts and terms. The primary revenue recognition-related judgments we exercise are to determine when all of the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) our price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

For products or services where delivery occurs at a point in time, we recognize revenue upon delivery. These products or services include sales of tenancy data and analytics, credit solutions for mortgage and automotive industries, under-banked credit services, flood data and services and claims management.

For products or services where delivery occurs over time, we recognize revenue ratably on a subscription basis over the contractual service period once initial delivery has occurred. Generally these service periods range from one to three years. Products or services recognized on a license or subscription basis include information and analytic products, property risk and replacement cost, flood database licenses, realtors solutions and lending solutions. For certain of our products or services, clients may also pay us upfront set-up fees, which we defer and recognize into revenue over the longer of the contractual term or expected client relationship period.

Property tax processing revenues are comprised of periodic loan fees and life-of-loan fees. For periodic loans, we generate monthly fees at a contracted fixed rate for as long as we service the loan. Loans serviced with a one-time, life-of-loan fee are billed once the loan is boarded to our tax servicing system in accordance with a client tax servicing agreement. Life-of-loan fees are then deferred and recognized ratably over the expected service period. The rates applied to recognize revenues

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

assume a 10-year expected life and are adjusted to reflect prepayments. We review the tax service contract portfolio quarterly to determine if there have been material changes in the expected lives, deferred on-boarding costs, expected service period and/or changes in the number and/or timing of prepayments. Accordingly, we may adjust the rates to reflect current trends.

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

Comprehensive Income

Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners. Specifically, foreign currency translation adjustments, amounts related to supplemental benefit plans, unrealized gains and losses on interest rate swap transactions and unrealized gains and losses on investment are recorded in other comprehensive loss.

The following table shows the components of accumulated other comprehensive loss, net of taxes as of December 31, 2015 and 2014:

	2015	2014
Cumulative foreign currency translation	$(114,427)	$(77,460)
Cumulative supplemental benefit plans	(3,540)	(4,266)
Net unrecognized losses on interest rate swap	(2,699)	(2,335)
Net unrealized gains on marketable securities	550	275
Accumulative other comprehensive loss	$(120,116)	$(83,786)

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

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

Currently, our primary means of providing stock-based compensation is granting restricted stock units (“RSUs”) and PBRSUs. The fair value of any grant is based on the market value of our shares on the date of grant and is generally recognized as compensation expense over the vesting period.

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

Foreign Currency

The functional currencies of our foreign subsidiaries are their respective local currencies. The financial statements of the foreign subsidiaries are translated into U.S. dollars for consolidation as follows: (i) assets and liabilities at the exchange rate as of the balance sheet date, (ii) stockholders’ equity at the historical rates of exchange and (iii) income and expense amounts at average rates prevailing throughout the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included within “Selling, general and administrative expenses” and are not material to the results of operations.

Earnings/(Loss) Per Share

Basic earnings/(loss) per share is computed by dividing net income/(loss) available to our stockholders by the weighted-average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if dilutive stock options had been exercised and RSUs and PBRSUs were vested. The dilutive effect of stock options and unvested RSUs and PBRSUs is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of RSUs and PBRSUs to be used to purchase shares of common stock at the average market price for the period. The assumed proceeds include the purchase price the grantee pays, the hypothetical windfall tax benefit that we receive upon assumed exercise or vesting and the hypothetical average unrecognized compensation expense for the period. We calculate the assumed proceeds from excess tax benefits based on the “as-if” deferred tax assets calculated under stock-based compensation standards.

Tax Escrow Disbursement Arrangements

We administer tax escrow disbursements as a service to our clients in connection with our tax services business. These deposits are maintained in segregated accounts for the benefit of our clients. These deposits totaled $340.3 million and $265.6 million at December 31, 2015 and 2014, respectively. Because these deposits are held on behalf of our clients, they are not our funds and, therefore, are not included in the accompanying consolidated balance sheets.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

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

Under our contracts with our clients, if we make a payment in error or fail to pay a taxing authority when a payment is due, we could be held liable to our clients for all or part of the financial loss they suffer as a result of our act or omission. We maintained claim reserves relating to incorrect disposition of assets of $21.2 million and $20.2 million as of December 31, 2015 and 2014, respectively.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued guidance which requires all deferred tax assets and liabilities, as well as any related valuation allowance, to be classified as non-current on the balance sheet. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Earlier adoption is permitted but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In September 2015, the FASB issued updated guidance, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers must recognize measurement-period adjustments during the period of resolution, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The updated guidance is effective for fiscal years beginning after December 15, 2015. Earlier adoption is permitted for any interim and annual financial statements that have not yet been issued. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In April 2015, FASB issued guidance, which requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related liability, rather than as a deferred charge. The updated guidance is effective retrospectively for financial statements covering fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier adoption is permitted but we did elect early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued guidance, which modifies the analysis regarding the evaluation of certain types of entities to be consolidated. Specifically, it (i) modifies the assessment of whether limited partnerships are variable interest entities (VIEs), (ii) eliminates the presumption that a limited partnership should be consolidated by its general partner, (iii) removes certain conditions for the evaluation of whether a fee paid to a decision-maker constitutes a variable interest, and (iv) modifies the evaluation concerning the impact of related parties in the determination of the primary beneficiary of a VIE. The updated guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted but we did not elect early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2015, the FASB issued guidance, which completely eliminates all references to and guidance concerning the concept of an extraordinary item. The updated guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted but we did not elect early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued updated guidance related to determining whether substantial doubt exists about an entity's ability to continue as a going concern. The amendment provides guidance for determining whether conditions or events give rise to substantial doubt that an entity has the ability to continue as a going concern within one year following issuance of the financial statements and requires specific disclosures regarding the conditions or events leading to substantial doubt. The updated guidance is effective for annual reporting periods and interim periods within those annual periods beginning after

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

December 15, 2016. Earlier adoption is permitted but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued updated guidance related to stock compensation. The amendment requires that a performance target that affects vesting and that could be achieved after the requisite period, be treated as a performance condition. The updated guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted but we did not elect early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued updated guidance on revenue recognition in order to i) remove inconsistencies in revenue requirements, ii) provide a better framework for addressing revenue issues, iii) improve comparability across entities, industries, etc., iv) provide more useful information through improved disclosures, and v) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. Under the amendment, an entity should recognize revenue to depict the transfer of promised goods or services to clients in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting treatment for the incremental costs of obtaining a contract, which would not have been incurred had the contract not been obtained. Further, an entity is required to disclose sufficient information to enable the user of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows from contracts with clients. As updated by FASB in August 2015, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier adoption is permitted for annual reporting periods beginning after December 15, 2016 but we do not anticipate early adoption. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

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

Note 3 - Property and Equipment, Net

Property and equipment, net as of December 31, 2015 and 2014 consists of the following:

(in thousands)	2015	2014
Land	$4,000	$4,000
Buildings	111	230
Furniture and equipment	62,140	91,397
Capitalized software	759,925	701,482
Leasehold improvements	29,038	30,001
	855,214	827,110
Less: accumulated depreciation	(479,560)	(458,496)
Property and equipment, net	$375,654	$368,614

Depreciation expense for property and equipment was approximately $73.7 million, $68.3 million and $60.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. We have reclassified $1.7 million of property and equipment, net, to assets of discontinued operations as of December 31, 2013. Further, we recognized a gain of $13.9 million on sale of property and equipment for the year ended December 31, 2014. See Note 12 - Fair Value of Financial Instruments for further discussion on property and equipment, net measured at fair value on a nonrecurring basis.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Note 4 - Capitalized Data and Database Development Costs, Net

Capitalized data and database development costs, net as of December 31, 2015 and 2014 consists of the following:

(in thousands)	2015	2014
Property data	$498,697	$477,221
Flood data	55,416	55,416
Eviction data	17,336	18,068
	571,449	550,705
Less accumulated amortization	(243,608)	(217,440)
Capitalized data and database costs, net	$327,841	$333,265

Amortization expense for capitalized data and database development costs was approximately $33.2 million, $32.6 million and $30.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 5 - Investment in Affiliates, Net

Investments in affiliates, net is accounted for under the equity method of accounting when we are deemed to have significant influence over the affiliate but do not control or have a majority voting interest in the affiliate. Investments are carried at the cost of acquisition, including subsequent capital contributions and loans from us, plus our equity in undistributed earnings or losses since inception of the investment. Income tax expense of $9.1 million, $8.9 million and $16.5 million was recorded on those earnings for the years ended December 31, 2015, 2014 and 2013, respectively. Dividends from equity method investments were $30.1 million, $38.7 million and $36.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. We recorded $18.2 million, $19.0 million and $15.4 million, respectively, of operating revenues and $13.0 million, $12.9 million and $13.5 million, respectively, of operating expenses related to our investment in affiliates for the years ended December 31, 2015, 2014 and 2013.

In December 2015, we completed the acquisition of the remaining 49.9% interest in RELS LLC ("RELS"), a leading nation-wide provider of real estate asset valuation and appraisal solutions, and recorded an investment gain of approximately $34.3 million due to the step-up in fair value on the previously held 50.1% interest, which is included in gain on investment and other, net in the accompanying consolidated statements of operations. See Note 16 - Acquisitions for additional information. Prior to the acquisition, RELS contributed 84.9%, 80.0% and 70.7% of our total equity in earnings of affiliates, net of tax, for the years ended December 31, 2015, 2014 and 2013, respectively. Due to the acquisition of RELS, we do not expect equity in earnings of affiliates to be significant in future reporting periods. Based on the terms and conditions of the joint venture agreement, we had significant influence but did not have control of, or a majority voting interest in, the joint venture. Accordingly, prior to the acquisition of the remaining 49.9% interest in RELS in December 2015, this investment was accounted for under the equity method. The following summarized financial information for this investment (assuming 100.0% ownership interest) is as follows:

(in thousands)	2015	2014
Balance sheets
Total assets	$42,164	$44,536
Total liabilities	$13,391	$15,977

(in thousands)	2015	2014	2013
Statements of operations
Total revenues	$244,647	$221,328	$347,070
Expenses and other	205,891	183,761	282,686
Net income attributable to RELS LLC	$38,756	$37,567	$64,384
CoreLogic equity in earnings of affiliate, pre-tax	$19,417	$18,821	$32,256

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

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

In September 2013, we acquired an additional 10.0% interest in PropertyIQ Ltd. ("PIQ") for NZD$3.3 million, or $2.6 million, a New Zealand joint venture, resulting in a 60.0% controlling interest. As we previously held a noncontrolling interest in PIQ, we recorded a gain of approximately $6.6 million during the third quarter of 2013 to reflect our then existing ownership interest at fair value, which is included in gain on investments and other, net in the accompanying consolidated statement of operations. Prior to our acquisition of the controlling interest, we accounted for the investment in PIQ using the equity method. In January 2016, we completed the acquisition of the remaining 40.0% interest in PIQ for NZD$27.8 million, or $19.0 million. See Note 17 - Redeemable Noncontrolling Interest for additional information.

See Note 12 - Fair Value of Financial Instruments for further discussion on investment in affiliates, net measured at fair value on a nonrecurring basis.

Note 6 - Goodwill, Net

A reconciliation of the changes in the carrying amount of goodwill, net, by reporting unit, for the years ended December 31, 2015 and 2014 is as follows:

(in thousands)	PI	RMW	Consolidated
Balance at January 1, 2014
Goodwill	$689,442	$708,757	$1,398,199
Accumulated impairment losses	(600)	(6,925)	(7,525)
Goodwill, net	688,842	701,832	1,390,674
Acquisitions	285,801	39,140	324,941
Transfer from assets of discontinued operations	—	77,616	77,616
Impairment loss on transferred assets of discontinued operations	—	(3,900)	(3,900)
Translation adjustments	(12,527)	(303)	(12,830)
Under-banked credit services reclassification	(9,044)	9,044	—
Other	4,257	—	4,257
Balance at December 31, 2014
Goodwill, net	957,329	823,429	1,780,758
Acquisitions	119,589	—	119,589
Translation adjustments	(18,800)	—	(18,800)
Multifamily reclassification	(101,786)	101,786	—
Solution Express reclassification	6,586	(6,586)	—
Other	162	(162)	—
Balance at December 31, 2015
Goodwill, net	$963,080	$918,467	$1,881,547

In December 2015, we transferred our multifamily services business from our PI segment to our RMW segment, relocated our solutions express business and consolidated our advisory services under our PI segment to leverage the core business capabilities of each segment and represent changes in our management structure and internal reporting, see Note 1 - Description of the Company. As a result of these actions, we revised our reporting for segment disclosure purposes, see Note 19 - Segment Financial Information and reassessed our reporting units for purposes of evaluating the carrying value of our goodwill. This assessment required us to perform a fourth quarter reassignment of our goodwill to each reporting unit impacted

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

using the relative fair value approach, based on the fair values of the reporting units as of December 31, 2015. As of December 31, 2015, the assessment resulted in $101.8 million of goodwill allocated to our RMW reporting unit from our PI reporting unit and $6.6 million of goodwill allocated to our PI reporting unit from our RMW reporting unit.

For the year ended December 31, 2015, we recorded $23.1 million of goodwill in connection with our acquisition of RELS in December 2015, $31.9 million of goodwill in connection with our acquisition of Cordell Information Pty Ltd ("Cordell") in October 2015 and $64.6 million of goodwill in connection with our acquisition of LandSafe Appraisal Services, Inc. ("LandSafe") in September 2015. The goodwill for these acquisitions was recorded within our PI reporting unit. See Note 16 - Acquisitions for additional information.

In connection with our acquisition of MSB/DataQuick in March 2014, we recorded $277.8 million of goodwill within our PI reporting unit and $29.9 million of goodwill within our RMW reporting unit for the year ended December 31, 2014. Further, for the year ended December 31, 2014, we recorded $2.3 million of goodwill in connection with our acquisition of Terralink International Limited ("Terralink") within our PI reporting unit in January 2014, $9.2 million of goodwill in connection with our acquisition of Bank of America's mortgage-related credit reporting operations within our RMW reporting unit in November 2014 and $5.7 million of goodwill in connection with acquisitions that were not significant, all of which were within our PI reporting unit. See Note 16 - Acquisitions for additional information.

We perform an annual goodwill impairment test for each reporting unit in the fourth quarter. In addition to our annual impairment test, we periodically assess whether events or circumstances occurred that potentially indicate that the carrying amounts of these assets may not be recoverable. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. Key assumptions used to determine the fair value of our reporting units in our testing were: (a) expected cash flow for the period from 2016 to 2021; and (b) a discount rate of 9.5%, which was based on management's best estimate of the after-tax weighted average cost of capital. Based on the results of our fourth quarter goodwill impairment test, the goodwill attributable to our reporting units is not impaired as of December 31, 2015. It is reasonably possible that changes in the facts, judgments, assumptions and estimates used in assessing the fair value of the goodwill could cause a reporting unit to become impaired.

Note 7 - Other Identifiable Intangible Assets, Net

Other identifiable intangible assets, net as of December 31, 2015 and 2014 consist of the following:

	2015			2014
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Client lists	$496,192	$(219,887)	$276,305	$394,070	$(192,612)	$201,458
Non-compete agreements	9,302	(7,983)	1,319	9,332	(7,351)	1,981
Trade names and licenses	102,297	(27,773)	74,524	93,497	(18,666)	74,831
	$607,791	$(255,643)	$352,148	$496,899	$(218,629)	$278,270

Amortization expense for other identifiable intangible assets, net was $39.7 million, $37.5 million and $35.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. See Note 12 - Fair Value of Financial Instruments for further discussion on other identifiable intangible assets measured at fair value on a nonrecurring basis.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Estimated amortization expense for other identifiable intangible assets anticipated for the next five years is as follows:

(in thousands)
2016	$44,224
2017	42,131
2018	41,327
2019	37,037
2020	37,932
Thereafter	149,497
$352,148

Note 8 - Long-Term Debt

Long-term debt as of December 31, 2015 and 2014 consists of the following:

(in thousands)	2015	2014
Acquisition-related notes:
Non-interest bearing acquisition note, $5.0 million installment due March 2016	$4,924	$4,623
Notes:
7.25% senior notes due June 2021	393,000	393,000
7.55% senior debentures due April 2028	59,645	59,645
Bank debt:
Revolving line of credit borrowings due April 2020, weighted-average interest rate of 1.96% at December 31, 2015	75,000	—
Term loan facility borrowings due April 2020, weighted-average interest rate of 1.96% at December 31, 2015	828,750	—
Revolving line of credit borrowings due March 2019, weighted-average interest rate of 3.92% at December 31, 2014, extinguished April 2015	—	85,000
Term loan facility borrowings due March 2019, weighted-average interest rate of 2.41% at December 31, 2014, extinguished April 2015	—	786,250
Other debt:
Various interest rates with maturities through 2019	2,689	2,045
Total long-term debt	1,364,008	1,330,563
Less current portion of long-term debt	48,497	11,352
Long-term debt, net of current portion	$1,315,511	$1,319,211

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
For the Years Ended December 31, 2015, 2014 and 2013

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

The Notes are redeemable by us, in whole or in part on or after June 1, 2016 at a price up to 103.63% of the aggregate principal amount of the Notes, plus accrued and unpaid interest, if any, to the applicable redemption date, subject to other limitations. We may also redeem up to 35.0% of the original aggregate principal amount of the Notes at any time with the proceeds from certain equity offerings at a price equal to 107.25% of the aggregate principal amount of the Notes, together with accrued and unpaid interest, if any, to the applicable redemption date, subject to certain other limitations. We may also redeem some or all of the Notes before June 1, 2016 at a redemption price equal to 100.0% of the aggregate principal amount of the Notes, plus a "make-whole premium," plus accrued and unpaid interest, if any, to the redemption date.

Upon the occurrence of specific kinds of change of control events, holders of the Notes have the right to cause us to purchase some or all of the Notes at 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

The indenture governing the Notes contains restrictive covenants that limit, among other things, our ability and that of our restricted subsidiaries to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from restricted subsidiaries, create liens on properties and certain assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates and designate our subsidiaries as unrestricted subsidiaries. The indenture also contains customary events of default, including upon the failure to make timely payments on the Notes or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. If we have a significant increase in our outstanding debt or if our EBITDA decreases significantly, we may be unable to incur additional amounts of indebtedness, and the holders of the notes may be unwilling to permit us to amend the restrictive covenants to provide additional flexibility. In addition, the indenture contains a financial covenant for the incurrence of additional indebtedness that requires that the interest coverage ratio be at least 2.00 to 1.00 on a pro forma basis after giving effect to any new indebtedness. There are carve-outs that permit us to incur certain indebtedness notwithstanding satisfaction of this ratio, but they are limited. Based on our EBITDA and interest charges as of December 31, 2015, we would be able to incur additional indebtedness without breaching the limitation on indebtedness covenant contained in the indenture and we are in compliance with all of our covenants under the indenture.

Credit Agreement

In April 2015, the Company, CoreLogic Australia Pty Limited and the guarantors named therein amended and restated our senior secured credit facility (the "Credit Agreement") with Bank of America, N.A. as administrative agent and other financial institutions. The Credit Agreement amended and restated our previous senior secured credit facility that was entered into on March 25, 2014. The Credit Agreement provides for an $850.0 million five-year term loan facility (the "Term Facility") and a $550.0 million five-year revolving credit facility (the "Revolving Facility") and expires on April 21, 2020. The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $750.0 million in the aggregate. As of December 31, 2015, we were in compliance with all of our covenants under the Credit Agreement.

The loans under the Credit Agreement bear interest, at our election, at (i) the Alternate Base Rate (as defined in the Credit Agreement) plus the Applicable Rate (as defined in the Credit Agreement) or (ii) the London interbank offering rate for Eurocurrency borrowings, adjusted for statutory reserves, plus the Applicable Rate. The initial Applicable Rate for Alternate Base Rate borrowings is 0.75% and for Adjusted Eurocurrency Rate borrowings is 1.75%. Starting with the full fiscal quarter after the closing date, the Applicable Rate will vary depending on our leverage ratio. The minimum Applicable Rate for Alternate Base Rate borrowings will be 0.25% and the maximum will be 1.00%. The minimum Applicable Rate for Adjusted Eurocurrency Rate borrowings will be 1.25% and the maximum will be 2.00%. The Credit Agreement also requires us to pay commitment fees for the unused portion of the Revolving Facility, which will be a minimum of 0.25% and a maximum of 0.40%, depending on our leverage ratio.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

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

The Credit Agreement provides that loans under the Term Facility shall be repaid in quarterly installments, commencing on September 30, 2015 and continuing on each three-month anniversary thereafter until and including March 31, 2020 in an amount equal to $10.6 million on each repayment date from September 30, 2015 through June 30, 2017, $21.3 million on each repayment date from September 30, 2017 through June 30, 2018 and $31.9 million on each repayment date from September 30, 2018 through March 31, 2020. The outstanding balance of the term loan will be due on the fifth anniversary of the closing date of the Credit Agreement. The Term Facility is also subject to prepayment from (i) the net cash proceeds of certain debt incurred or issued by us and the guarantors and (ii) the net cash proceeds received by us or the guarantors from certain assets sales and recovery events, subject to certain reinvestment rights.

The Credit Agreement contains financial maintenance covenants, including a (i) maximum total leverage ratio not to exceed 4.50 to 1.00 (stepped down to 4.25 to 1.00 starting with the fiscal quarter ending June 30, 2016, with a further step down to 4.00 to 1.00 starting with the fiscal quarter ending June 30, 2017, stepped down to 3.50 to 1.00 starting with the fiscal quarter ending June 30, 2018 and provided further that if the Company completes a Qualified Transaction (as defined in the Credit Agreement), the total leverage ratio will step up by 0.25 basis points commencing in the fiscal quarter in which such Qualified Acquisition occurs and thereafter the total leverage ratio will step down by 0.25 basis points starting with the fiscal quarter ending June 30, 2019; and (ii) a minimum interest coverage ratio of not less than 3.00 to 1.00. The Credit Agreement also contains restrictive covenants that limit, among other things, our ability and that of our subsidiaries, to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments, make certain investments, create restrictions on distributions from subsidiaries, to enter into sale leaseback transactions, amend the terms of certain other indebtedness, create liens on certain assets to secure debt, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets and enter into certain transactions with affiliates. The Credit Agreement also contains customary events of default, including upon the failure to make timely payments under the Term Facility and the Revolving Facility or other material indebtedness, the failure to satisfy certain covenants, the occurrence of a change of control and specified events of bankruptcy and insolvency. If we have a significant increase in our outstanding debt or if our earnings decrease significantly, we may be unable to incur additional amounts of indebtedness, and the lenders under the Credit Agreement may be unwilling to permit us to amend the financial or restrictive covenants described above to provide additional flexibility.

At December 31, 2015, we had borrowing capacity under the revolving lines of credit of $475.0 million, and were in compliance with the financial and restrictive covenants of our Credit Agreement. As of December 31, 2015 and 2014, we have recorded $3.6 million and $9.2 million, respectively, of accrued interest expense.

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

Acquisition-Related Notes

In March 2011, we acquired a joint venture interest in Speedy Title & Appraisal Review Services LLC ("STARS'). Our initial investment in STARS was $20.0 million and we also issued a note payable for an additional $15.0 million of consideration payable in three equal installments of $5.0 million. The remaining note payable is for $5.0 million and is non-interest bearing and was discounted to $4.9 million as of December 31, 2015.

Debt Issuance Costs

In connection with the amendment and restatement of the Credit Agreement, we incurred approximately $6.5 million of debt issuance costs of which $0.4 million was recorded as interest expense in the accompanying consolidated statements of

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

operations for the year ended December 31, 2015. We capitalized the remaining $6.1 million of debt issuance costs, within other assets in the accompanying consolidated balance sheet as of December 31, 2015, and will amortize these costs over the term of the Credit Agreement.

When we amended and restated the Credit Agreement, we had unamortized costs of $14.8 million related to previously recorded debt issuance costs, which we will amortize over the term of the Credit Agreement and we wrote-off $1.6 million of unamortized debt issuance costs during the year ended December 31, 2015.

Interest Rate Swaps

In May 2014, we entered into amortizing interest rate swap transactions ("Swaps"). The Swaps became effective on December 31, 2014 and terminate in March 2019. The Swaps are for an initial notional balance of $500.0 million, with a fixed interest rate of 1.57%, and amortize quarterly by $12.5 million through December 31, 2017 and $25.0 million through December 31, 2018, with a remaining notional amount of $250.0 million. Previous amortizing interest rate swap transactions, entered into in June 2011, were terminated with a realized loss of $4.1 million for the year ended December 31, 2014 upon full repayment of the associated underlying debt.

We entered into the Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges resulted in a liability of $4.4 million and $3.8 million at December 31, 2015 and 2014, respectively, which is included in the accompanying consolidated balance sheets as a component of other liabilities.

For the years ended December 31, 2015, 2014 and 2013, an unrealized loss of $0.4 million (net of $0.2 million in deferred taxes), an unrealized loss of $2.4 million (net of $1.5 million in deferred taxes) and an unrealized gain of $1.5 million (net of $0.9 million in deferred taxes), respectively, were recognized in other comprehensive loss related to these Swaps.

The aggregate annual maturities for long-term debt are as follows:

(in thousands)
Year ending December 31,
2016 (1)	$48,497
2017	64,634
2018	106,756
2019	127,725
2020	563,751
Thereafter	452,645
Total (1)	$1,364,008

(1)	Includes the acquisition related remaining note payable of $5.0 million, which is non-interest bearing and discounted to $4.9 million as of December 31, 2015.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Note 9 - Income Taxes

Income before income taxes from continuing operations attributable to CoreLogic is as follows for the years ended December 31, 2015, 2014 and 2013:

(in thousands)	2015		2014		2013
	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates
United States	$155,345	$23,790	$86,195	$22,988	$94,744	$43,022
Foreign	16,729	(970)	19,196	—	11,881	795
Total	$172,074	$22,820	$105,391	$22,988	$106,625	$43,817

For the years ended December 31, 2015, 2014 and 2013, income before income taxes from continuing operations attributable to CoreLogic includes income of certain incorporated noncontrolling interests.

Provision for Income Taxes

The provision for taxes consists of the following for the years ended December 31, 2015, 2014 and 2013:

(in thousands)	2015		2014		2013
	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates
Current:
Federal	$17,108	$7,910	$186	$7,603	$19,294	$14,083
State	2,166	1,190	2,137	1,265	(1,596)	2,151
Foreign	3,394	—	3,249	—	2,006	222
	22,668	9,100	5,572	8,868	19,704	16,456
Deferred:
Federal	29,561	—	26,769	—	14,568	—
State	3,562	—	1,299	—	(273)	—
Foreign	1,603	—	(3,870)	—	(326)	—
	34,726	—	24,198	—	13,969	—
Total income tax provision	$57,394	$9,100	$29,770	$8,868	$33,673	$16,456

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

A reconciliation of the provision for taxes based on the federal statutory income tax rate on income from continuing operations attributable to CoreLogic to our effective income tax rate is as follows for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.4	3.4	6.2	3.6	4.0	3.2
Foreign taxes (less than) in excess of federal rate	0.4	1.5	(5.6)	—	1.0	(0.6)
Non-deductible expenses, including Separation-related	0.5	—	1.7	—	4.9	—
Change from investee to subsidiary	(2.5)	—	—	—	(2.3)	—
Change in uncertain tax positions	(0.7)	—	1.3	—	2.7	—
Research and development credits	(2.6)	—	(7.9)	—	(10.2)	—
Other items, net	(0.1)	—	(2.5)	—	(3.5)	—
Effective income tax rate	33.4%	39.9%	28.2%	38.6%	31.6%	37.6%

We recorded income tax benefits of $4.5 million and $8.4 million during the years ended December 31, 2015 and 2014, respectively, related to domestic research and development credits.

As of December 31, 2015, we had an estimated $23.7 million of undistributed earnings from foreign subsidiaries that are intended to be indefinitely reinvested in foreign operations. No incremental U.S. tax has been provided for these earnings. If in the future these earnings are repatriated to the U.S., or if we determine that the earnings will be remitted in the foreseeable future, additional tax provisions may be required. It is not practicable to calculate the deferred taxes associated with those earnings because of the variability of multiple factors that would need to be assessed at the time of assumed repatriation; however, foreign tax credits may be available to reduce federal income taxes in the event of distribution.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Deferred Tax Assets and Liabilities

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

(in thousands)	2015	2014
Deferred tax assets:
Net losses and credit carryforwards	$92,537	$98,633
Deferred revenue	132,359	137,090
Bad debt reserves	1,042	2,962
Employee benefits	46,586	47,414
Accrued expenses and loss reserves	32,796	29,791
Other	—	(989)
Less: valuation allowance	(19,171)	(21,912)
	$286,149	$292,989
Deferred tax liabilities:
Depreciable and amortizable assets	279,435	247,458
Investment in affiliates	11,199	19,169
Other	4,658	—
	$295,292	$266,627
Net deferred tax (liability)/asset	$(9,143)	$26,362

As of December 31, 2015 and 2014, we had federal net operating losses (“NOLS”) of $181.4 million and $195.5 million, respectively, which begin to expire in 2021. The state NOLS were $251.1 million and $289.4 million as December 31, 2015 and 2014, respectively, which begin to expire in 2016. The foreign NOLS were $12.8 million and $15.3 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015 we had available federal capital losses of $20.0 million beginning to expire in 2017. As of December 31, 2015 we had available state capital losses of $87.9 million expiring at various times beginning in 2016. The change of ownership provisions of the Tax Reform Act of 1986 may limit utilization of a portion of our domestic NOL and tax credit carryforwards to future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

As of December 31, 2015 and 2014, we had valuation allowances of approximately $19.2 million and $21.9 million, respectively, against certain U.S. and foreign deferred tax assets to reflect the deferred tax asset at the net amount that is more likely than not to be realized. The decrease in the valuation allowance recorded of approximately $2.7 million is primarily due to the release of a foreign valuation allowance from the emergence of cumulative losses in recent years and a return to sustainable operating profits, as well as projections of future taxable income.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Unrecognized Tax Benefits

A reconciliation of the unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 are as follows:

(in thousands)	2015	2014	2013
Unrecognized tax benefits - opening balance	$35,663	$55,325	$52,654
Gross increases - tax positions in prior period	13	2,950	—
Gross decreases - tax positions in prior period	(2,152)	(22,698)	—
Gross increases - current-period tax positions	896	651	2,671
Settlements with taxing authorities	(119)	(565)	—
Unrecognized tax benefits - ending balance	$34,301	$35,663	$55,325

Included in the December 31, 2015 and 2014 balances are $13.3 million and $12.7 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining $21.5 million for the years ended December 31, 2015 and 2014 would be offset against FAFC receivable pursuant to the Tax Sharing Agreement entered in connection with the Separation and may have an impact to the effective tax rate depending upon the settlement of ongoing examination as discussed below.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2015 and 2014, we had $17.3 million and $16.0 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in other liabilities in the accompanying consolidated balance sheets. For the years ended December 31, 2015, 2014 and 2013, we recognized approximately $0.2 million, $0.6 million and $0.8 million, respectively, in interest and penalties in the accompanying consolidated statements of income. Our material tax jurisdiction is the U.S. With a few minor exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations by tax authorities for years prior to December 31, 2006. Our income tax returns, in several jurisdictions, are being examined by various tax authorities. Adequate amounts of tax and related interest and penalties, if any, have been provided for any adjustments that may result from these examinations.

We are currently under examination for the tax years 2005 through 2011 by the U.S. and various taxing authorities. It is reasonably possible the amount of the unrecognized benefit with respect to certain unrecognized positions could significantly increase or decrease within the next twelve months. We estimate that unrecognized tax benefits could decrease by up to $23.7 million within the next twelve months. The estimated change is primarily related to Internal Revenue Service audits, subject to the FAFC indemnification, of which approximately $21.5 million will have no impact to net income.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Note 10 - Earnings/(Loss) Per Share

The following is a reconciliation of net income per share attributable to CoreLogic for the years ended December 31, 2015, 2014 and 2013, using the treasury-stock method:

(in thousands, except per share amounts)	2015	2014	2013
Numerator for basic and diluted net income/(loss) per share:
Income from continuing operations, net of tax	$128,400	$89,741	$100,313
(Loss)/income from discontinued operations, net of tax	(556)	(16,653)	14,423
Gain/(loss) from sale of discontinued operations, net of tax	—	112	(7,008)
Net income attributable to CoreLogic	$127,844	$73,200	$107,728
Denominator:
Weighted-average shares for basic income/(loss) per share	89,070	90,825	95,088
Dilutive effect of stock options and restricted stock units	1,494	1,604	2,021
Weighted-average shares for diluted income/(loss) per share	90,564	92,429	97,109
Income/(loss) per share
Basic:
Income from continuing operations, net of tax	$1.44	$0.99	$1.05
(Loss)/income from discontinued operations, net of tax	(0.01)	(0.18)	0.15
Gain/(loss) from sale of discontinued operations, net of tax	—	—	(0.07)
Net income attributable to CoreLogic	$1.43	$0.81	$1.13
Diluted:
Income from continuing operations, net of tax	$1.42	$0.97	$1.03
(Loss)/income from discontinued operations, net of tax	(0.01)	(0.18)	0.15
Gain/(loss) from sale of discontinued operations, net of tax	—	—	(0.07)
Net income attributable to CoreLogic	$1.41	$0.79	$1.11

For the December 31, 2014 and 2013, RSUs, PBRSUs and stock options of 0.3 million and 0.4 million, respectively, were excluded from the weighted average diluted common shares outstanding due to their antidilutive effect. For the year ended December 31, 2015 less than 0.1 million stock option were considered antidilutive.

Note 11 - Employee Benefit Plans

We currently offer a variety of employee benefit plans, including a 401(k) savings plan, a defined benefit pension plan incorporated with the acquisition of RELS ("RELS Pension"), non-qualified plans and a deferred compensation plan. The non-qualified plans are comprised of our frozen unfunded supplemental management and executive benefit plans (collectively, the “SERPs”) and a frozen pension restoration plan (“Restoration”).

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

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

The following table summarizes the balance sheet impact, including benefit obligations, assets and funded status associated with the RELS Pension, SERPs and Restoration plans as of December 31, 2015 and 2014:

(in thousands)	2015	2014
Change in projected benefit obligation:
Benefit obligation at beginning of period	$32,259	$27,059
Addition of RELS	31,308	—
Service costs	161	282
Interest costs	1,205	1,233
Actuarial (gains)/losses	(1,797)	5,564
Benefits paid	(1,880)	(1,879)
Projected benefit obligation at end of period	$61,256	$32,259

Change in plan assets:
Plan assets at fair value at beginning of period	$—	$—
Addition of RELS	21,175	—
Company contributions	1,880	1,879
Benefits paid	(1,880)	(1,879)
Plan assets at fair value at end of the period	21,175	—
Reconciliation of funded status:
Unfunded status of the plans	$(40,081)	$(32,259)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(61,256)	$(32,259)
Pension plan asset	$21,175	$—
	$(40,081)	$(32,259)
Amounts recognized in accumulated other comprehensive income/(loss):
Unrecognized net actuarial loss	$11,363	$13,685
Unrecognized prior service credit	(5,631)	(6,775)
	$5,732	$6,910

The net periodic pension cost for the years ended December 31, 2015, 2014 and 2013, for the RELS Pension plan, SERPs, and Restoration plan includes the following components:

(in thousands)	2015	2014	2013
Expenses:
Service costs	$161	$282	$637
Interest costs	1,205	1,231	1,293
Expected return on plan assets	—	—	(57)
Amortization of net (gain)/loss	(620)	(424)	179
Net periodic benefit cost	$746	$1,089	$2,052

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Weighted-average discount rate used to determine costs for the plans were as follows:

	2015	2014	2013
RELS Pension Plan	4.09%	N/A	N/A
SERP Plans	3.85%	4.72%	3.89%
Restoration Plan	3.98%	4.82%	4.02%

Weighted-average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	2015	2014
RELS Pension Plan
Discount rate	4.44%	N/A
Salary increase rate	N/A	N/A
SERP Plans
Discount rate	4.20%	3.85%
Salary increase rate	N/A	N/A
Restoration Plan
Discount rate	4.32%	3.98%

The discount-rate assumption used for pension plan accounting reflects the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments.

The following table provides the funded status in the defined RELS Pension, Restoration and SERPs as of December 31, 2015, 2014 and 2013:

(in thousands)	2015	2014	2013
Projected benefit obligation	$61,256	$32,259	$27,059
Accumulated benefit obligation	$61,256	$32,259	$27,059
Plan assets at fair value at end of year	$21,175	$—	$—

The following benefit payments for all plans, which reflect expected future turnover, as appropriate, are expected to be paid as follows:

(in thousands)
2016	$2,051
2017	2,089
2018	2,120
2019	2,135
2020	2,162
2021-2025	13,816
$24,373

The CoreLogic, Inc. 401(k) Savings Plan (the "Savings Plan") allows for employee-elective contributions up to the maximum deductible amount as determined by the Internal Revenue Code. We make discretionary matching contributions to the Savings Plan based on participant contributions as well as discretionary contributions based on profitability. The expense within continuing operations for the years ended December 31, 2015, 2014 and 2013 related to the Savings Plan were $10.0

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

million, $5.7 million and $7.6 million, respectively. The Savings Plan allows the participants to purchase shares of our common stock as one of the investment options, subject to certain limitations. The Savings Plan held 820,101 and 866,559 shares of our common stock, representing 0.9% and 1.0% of the total shares outstanding at December 31, 2015 and 2014, respectively.

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

The value of the assets underlying our deferred compensation plan was $27.4 million and $30.3 million as of December 31, 2015 and 2014, respectively, and is included in other assets in the consolidated balance sheets. The unfunded liability for our deferred compensation plan was $32.2 million and $34.2 million as of December 31, 2015 and 2014, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.

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
For the Years Ended December 31, 2015, 2014 and 2013

Interest rate swap agreements and foreign currency purchase agreements

The fair value of the interest rate swap agreements and forward currency purchase agreements were estimated based on market value quotes received from the counter parties to the agreements.

The fair values of our financial instruments as of December 31, 2015 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$99,090	$—	$—	$99,090
Restricted cash	—	10,926	—	10,926
Equity securities	22,709	—	—	22,709
	$121,799	$10,926	$—	$132,725

Financial Liabilities:
Total debt	$—	$1,315,473	$—	$1,315,473

Derivatives:
Liability for interest rate swap agreements	$—	$4,370	$—	$4,370

The fair values of our financial instruments as of December 31, 2014 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$104,677	$—	$—	$104,677
Restricted cash	—	12,360	—	12,360
Equity securities	22,264	—	—	22,264
	$126,941	$12,360	$—	$139,301

Financial Liabilities:
Total debt	$—	$1,323,201	$—	$1,323,201

Derivatives:
Liability for interest rate swap agreements	$—	$3,781	$—	$3,781

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the year ended December 31, 2015:

		Fair Value Measurements Using
(in thousands)		Level 1	Level 2	Level 3	Impairment Losses
Property and equipment, net	$—	$—	$—	$—	$3,770

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the year ended December 31, 2014:

		Fair Value Measurements Using
(in thousands)		Level 1	Level 2	Level 3	Impairment Losses
Property and equipment, net	$—	$—	$—	$—	$1,070
Goodwill, net	—	—	—	—	3,900
Investment in affiliates, net	—	—	—	—	360
	$—	$—	$—	$—	$5,330

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the year ended December 31, 2013:

		Fair Value Measurements Using
(in thousands)		Level 1	Level 2	Level 3	Impairment Losses
Assets of discontinued operations	$19,961	$—	$—	$19,961	$9,614
Property and equipment, net	—	—	—	—	1,969
Goodwill, net	77,616	—	—	77,616	42,216
Other intangible assets, net	—	—	—	—	248
	$97,577	$—	$—	$97,577	$54,047

We recorded non-cash impairment charges of $9.6 million for the year ended December 31, 2013 in our assets of discontinued operations primarily due to the disposition or wind down of our discontinued operations. See Note 18 - Discontinued Operations for further discussion. We recorded non-cash impairment charges of $3.8 million, $1.1 million and $2.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, in our property and equipment, net primarily related to internally developed software. Further, we recorded non-cash impairment charges of $3.9 million and $42.2 million for the years ended December 31, 2014 and 2013, respectively, in our goodwill, net related to our technology solutions, solutions express and outsourcing services businesses. See Note 6 - Goodwill, Net for further discussion. In addition, we recorded a non-cash impairment charge of $0.2 million for the year ended December 31, 2013 in our other intangible assets, net related to client lists. Finally, we recorded a non-cash impairment charge of $0.4 million for the year ended December 31, 2014 in our investment in affiliates, net due to other-than-temporary loss in value from the absence of an ability to recover the carrying amount of the investment. These non-cash impairment charges relate to investments for which there is no material income/loss included in equity in earnings of affiliates, net of tax. Therefore, they are included in gain on investments and other, net in the accompanying consolidated statements of operations.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Note 13 - Share-Based Compensation

We currently issue equity awards under the Amended and Restated CoreLogic, Inc. 2011 Performance Incentive Plan, which was initially approved by our stockholders at our Annual Meeting, held on May 19, 2011 with an amendment and restatement approved by our stockholders at our Annual Meeting held on July 29, 2014 (the "Plan"). The Plan includes the ability to grant RSUs, PBRSU and stock options. Prior to the approval of the Plan, we issued share-based awards under the CoreLogic, Inc. 2006 Incentive Plan (the “2006 Plan”). The Plan provides for up to 21,909,000 shares of the Company's common stock to be available for award grants.

We have primarily utilized RSUs, PBRSUs and stock options as our share-based compensation instruments for employees and directors. The fair value of any share-based compensation instrument grant is based on the market value of our shares on the date of grant and is recognized as compensation expense over its vesting period.

Restricted Stock Units

For the years ended December 31, 2015, 2014 and 2013, we awarded 965,978, 807,890 and 788,680 RSUs, respectively, with an estimated fair value of $34.1 million, $24.7 million and $20.8 million, respectively. The RSU awards will vest ratably over 3 years. RSU activity for the year ended December 31, 2015 is as follows:

(in thousands, except weighted average fair value prices)	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested RSUs outstanding at December 31, 2014	1,380	$27.17
RSUs granted	966	$35.31
RSUs vested	(715)	$25.19
RSUs forfeited	(94)	$31.81
Unvested RSUs outstanding at December 31, 2015	1,537	$32.92

As of December 31, 2015, there was $26.1 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 1.7 years. The fair value of RSUs is based on the market value of the Company’s shares on the date of grant.

Performance-Based Restricted Stock Units

For the years ended December 31, 2015, 2014 and 2013, we awarded 231,624, 367,558 and 410,497 PBRSUs, respectively, with an estimated fair value of $7.9 million, $11.6 million and $10.7 million, respectively. These awards could be subject to service-based, performance-based and market-based vesting. The performance period for the PBRSUs awarded during 2015 is from January 1, 2015 to December 31, 2017 and the performance metric is adjusted earnings per share and market-based conditions. Subject to satisfaction of the performance criteria, the 2015 awards will vest on December 31, 2017.

The performance period for the PBRSUs awarded during 2014 is from January 1, 2014 to December 31, 2016 and the performance metric is adjusted earnings per share and market-based conditions. Subject to satisfaction of the performance criteria, the 2014 awards will vest on December 31, 2016. The performance period for the PBRSUs awarded during 2013 was from January 1, 2013 to December 31, 2015 and the performance metric was adjusted earnings per share. Based on achievement of the performance criteria, the 2013 awards were earned at 45%.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

The fair values of the 2015 and 2014 awards were estimated using Monte-Carlo simulation with the following weighted-average assumptions:

	2015	2014	2013

Expected dividend yield	—%	—%	—%
Risk-free interest rate (1)	0.93%	0.74%	0.41%
Expected volatility (2)	24.01%	27.88%	29.87%
Average total shareholder return (2)	8.37%	(0.90)%	17.87%

(1)	The risk-free interest rate for the periods within the contractual term of the PBRSUs is based on the U.S. Treasury yield curve in effect at the time of the grant.

(2)
The expected volatility and average total shareholder return is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

PBRSU activity for the year ended December 31, 2015 is as follows:

(in thousands, except weighted average fair value prices)	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested PBRSUs outstanding at December 31, 2014	904	$22.19
PBRSUs granted	232	$34.01
PBRSUs vested	(415)	$16.51
PBRSUs forfeited	(62)	$30.63
Unvested PBRSUs outstanding at December 31, 2015	659	$29.15

As of December 31, 2015, there was $10.3 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 1.8 years. The fair value of PBRSUs is based on the market value of the Company’s shares on the date of grant.

Stock Options

In 2014 and 2013, we issued stock options as incentive compensation for certain key employees. The exercise price of each stock option is the closing market price of our common stock on the date of grant. The 2014 and 2013 options vest in 3 equal annual installments on the first, second and third anniversaries of grant and expire 10 years after the grant date. The fair values of these stock options were estimated using a Black-Scholes model with the following weighted-average assumptions:

	2014	2013
Expected dividend yield	—%	—%
Risk-free interest rate (1)	1.74%	0.9%
Expected volatility (2)	37.92%	41.65%
Expected life (3)	5.5	5.5

(1)	The risk-free interest rate for the periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.

(2)	The expected volatility is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

(3)	The expected life is the period of time, on average, that participants are expected to hold their options before exercise based primarily on our historical data.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

For the years ended December 31, 2014 and 2013 we awarded 290,737 and 445,705 options, respectively, with an estimated fair value of $9.1 million and $11.7 million, respectively. Option activity for the year ended December 31, 2015 is as follows:

(in thousands, except weighted average prices)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	2,563	$22.32
Options granted	—	$—
Options exercised	(695)	$24.53
Options canceled	(42)	$28.62
Options outstanding at December 31, 2015	1,826	$21.33	5.1	$22,867
Options vested and expected to vest at December 31, 2015	1,818	$21.30	5.1	$22,849
Options exercisable at December 31, 2015	1,579	$20.09	4.7	$21,756

As of December 31, 2015, there was $1.2 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 1.1 years.

The intrinsic value of options exercised was $9.0 million, $3.5 million and $13.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

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

The following table sets forth the share-based compensation expense recognized for the years ended December 31, 2015, 2014 and 2013:

(in thousands)	2015	2014	2013
Restricted stock units	$24,591	$19,078	$12,754
Performance-based restricted stock units	8,080	1,750	9,746
Stock options	1,923	3,730	3,982
Employee stock purchase plan	1,192	1,030	557
	$35,786	$25,588	$27,039

The above share-based compensation expense has $4.0 million, $1.7 million and $1.0 million included within cost of services for the years ended December 31, 2015, 2014 and 2013, respectively. It also includes $0.2 million and $0.1 million of share-based compensation expense for the years ended December 31, 2014 and 2013, respectively, reported within (loss)/income from discontinued operations, net of tax.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Note 14 - Commitments and Contingencies

Lease Commitments

We lease certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that the Company will pay insurance and taxes.

Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2015 are as follows:

(in thousands)
2016	$32,789
2017	19,450
2018	14,742
2019	12,686
2020	10,261
Thereafter	7,710
$97,638

Total rental expenses for all operating leases and month-to-month rentals were $28.6 million, $35.6 million and $39.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Operational Commitments

In August 2011, an affiliate of Cognizant Technology Solutions Corporation ("Cognizant"), acquired CoreLogic India Global Services Private Limited, our India-based captive operations ("CoreLogic India"). The purchase price for CoreLogic India was $50.0 million in cash before working capital adjustments. As part of the transaction, we entered into a Master Professional Services Agreement ("Services Agreement") and supplement ("Supplement") with Cognizant under which Cognizant will provide a range of business process and information technology services to us. The Supplement has an initial term of seven years and we have the unilateral right to extend the term for up to three one-year periods. During the first five years of the agreement, we are subject to a net total minimum commitment of approximately $303.5 million, plus applicable inflation adjustments. In connection with the sale, we recorded $27.1 million of deferred gain on sale which is being recognized to income over five years. As of December 31, 2015, the remaining minimum commitment totaled $51.2 million.

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

Real Estate Settlement Procedures Act Class Action

On February 8, 2008, a purported class action was filed in the United States District Court for the Northern District of California, San Jose Division, against Washington Mutual Bank ("WaMu") and eAppraiseIT, LLC ("eAppraiseIT") alleging breach of contract, unjust enrichment, and violations of the Real Estate Settlement Procedures Act (“RESPA”), the California Unfair Competition Law and the California Consumers Legal Remedies Act. The complaint alleged a conspiracy between

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

WaMu and eAppraiseIT to allow WaMu to direct appraisers to artificially inflate appraisals in order to qualify higher value loans that WaMu could then sell in the secondary market. Plaintiffs subsequently voluntarily dismissed WaMu on March 9, 2009. On August 30, 2009, the court dismissed all claims against eAppraiseIT except the RESPA claim.

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

Separation

Following the Separation, we are responsible for a portion of FAFC's contingent and other corporate liabilities. In the Separation and Distribution Agreement we entered into in connection with the Separation, we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary. At December 31, 2015, no reserves were considered necessary.

In addition, the Separation and Distribution Agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our predecessor, FAC financial services business, with FAFC and financial responsibility for the obligations and liabilities of FAC's information solutions business with us. Specifically, each party will, and will cause its subsidiaries and affiliates to, indemnify, defend and hold harmless the other party, its respective affiliates and subsidiaries and each of its respective officers, directors, employees and agents for any losses arising out of or otherwise in connection with the liabilities each such party assumed or retained pursuant to the Separation and Distribution Agreement; and any breach by such party of the Separation and Distribution Agreement.

Note 16 - Acquisitions

In December 2015, we completed the acquisition of the remaining 49.9% interest in RELS for approximately $65.0 million and recorded an investment gain of approximately $34.3 million due to the step-up in fair value on the previously held 50.1% interest, which is included in gain on investment and other, net in the accompanying consolidated statements of operations. RELS is included as a component of our PI reporting segment. The acquisition of RELS expands our real estate asset valuation and appraisal solutions in connection with loan originations. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. The purchase price allocation is subject to change based on our final determination of fair value in connection with intangible assets and working capital matters. We preliminarily recorded property and equipment of $27.0 million with an estimated average life of 10 years, customer lists of $48.4 million with an estimated average life of 10 years, other intangibles of $5.0 million with an estimated useful life of 10 years and goodwill of $23.1 million, of which $11.5 million is deductible for tax purposes. The business combination did not have a material impact on our consolidated financial statements.

In October 2015, we completed the acquisition of Cordell for AUD$70.0 million, or $49.1 million, subject to working capital adjustments, which is included as a component of our PI reporting segment. The acquisition of Cordell further expands our property information capabilities in Australia. The purchase price was allocated to the assets acquired and liabilities

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. The purchase price allocation is subject to change based on our final determination of fair value in connection with intangible assets and working capital matters. We preliminarily recorded property and equipment of $14.3 million with an estimated average life of 10 years, customer lists of $5.5 million with an estimated average life of 8 years, trade names of $0.6 million with an estimated useful life of 4 years and goodwill of $31.9 million, which is fully deductible for tax purposes. The business combination did not have a material impact on our consolidated financial statements.

In September 2015, we completed the acquisition of LandSafe for $122.0 million, subject to working capital adjustments, which is included as a component of our PI reporting segment. The acquisition builds on our longstanding strategic relationship with a key client and continues to expand our property valuation capabilities. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. The purchase price allocation is subject to change based on our final determination of fair value in connection with intangible assets and working capital matters. We preliminarily recorded customer lists of $53.4 million with an estimated average life of 10 years, other intangibles of $4.3 million with an estimated useful life of 10 years and goodwill of $64.6 million, which is fully deductible for tax purposes. The business combination did not have a material impact on our consolidated financial statements.

In November 2014, we completed our acquisition of Bank of America's mortgage-related credit reporting operation for approximately $19.6 million, which is included as a component of our RMW reporting segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We recorded property and equipment of $4.3 million with an estimated average life of 3 years, client lists of $6.1 million with an estimated average life of 10 years and goodwill of $9.2 million, which is fully deductible for tax purposes. The business combination did not have a material impact on our consolidated financial statements.

In March 2014, we completed the acquisition of Marshall & Swift/Boeckh ("MSB") and DataQuick Information Systems ("DataQuick"). In addition, we acquired the assets of the credit, flood services and automated valuation model operations of DataQuick Lending Solutions and certain intellectual property assets of Decision Insight Information Group S.à r.l. The total consideration paid in connection with the MSB/DataQuick acquisition was approximately $652.5 million in cash, which was funded through borrowings. The acquisition of MSB/DataQuick significantly expands our footprint in property and casualty insurance and adds scale to our existing property data and analytics business, which is a contributing factor to the recording of goodwill. The operations of MSB's and DataQuick's data licensing and analytics units are reported within our PI segment and DataQuick's flood zone determination and credit servicing operations are reported within our RMW segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. Any excess of the purchase price over the fair value of identified assets acquired and liabilities assumed is recognized as goodwill. The allocation of the purchase price is as follows:

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

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

In January 2014, we completed our acquisition of Terralink for NZD$14.5 million, or $11.9 million, which is included as a component of our PI reporting segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We recorded property and equipment of $2.1 million with an estimated average life of 5 years, client lists of $1.4 million with an estimated average life of 15 years, trade names of $0.2 million with an estimated average life of 12 years, capitalized data and database costs of $6.0 million with an estimated average life of 15 years and goodwill of $2.3 million, which is fully deductible for tax purposes. The business combination did not have a material impact on our consolidated financial statements.

In December 2013, we completed our acquisition of EQECAT for $22.2 million, which is included as a component of our PI reporting segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included significant unobservable inputs. We recorded $3.9 million of client lists with an estimated average life of 10 years, $0.6 million of tradenames with an estimated average life of 10

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

years and goodwill of $16.9 million. The business combination did not have a material impact on our consolidated financial statements.

In September 2013, we acquired an additional 10.0% interest in PIQ for NZD$3.3 million, or $2.6 million, resulting in a 60.0% controlling interest. We previously held a noncontrolling interest in the entity and as a result of the purchase of the controlling interest, we recognized a gain of approximately $6.6 million, to reflect our existing ownership interest at fair value, which is included in gain on investments and other, net in the accompanying consolidated statements of operations. PIQ is included as a component of the PI segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included significant unobservable inputs. We recorded $1.1 million of property and equipment with an estimated average life of 5 years, $9.0 million of capitalized data and database costs with an average estimated life of 15 years, $3.5 million of client lists with an estimated average life of 15 years, $0.7 million of tradenames with an estimated average life of 10 years and goodwill of $14.9 million. The business combination did not have a material impact on our consolidated financial statements.

In July 2013, we completed our acquisition of Bank of America's flood zone determination and tax processing services operations for $62.5 million, which is included as a component of the RMW segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis which included significant unobservable inputs. We recorded $31.1 million of client lists with an estimated average life of 10 years, indefinite life capitalized data and database costs of $2.5 million and goodwill of $28.9 million, which is fully deductible for tax purposes. The business combination did not have a material impact on our consolidated financial statements.

For the years ended December 31, 2015 and 2014, we incurred $3.9 million and $9.0 million, respectively, of acquisition-related costs within selling, general and administrative expenses on our consolidated statements of operations. Acquisition related costs were not significant for the year ended December 31, 2013. For the years ended December 31, 2015, 2014 and 2013, the aggregation of the business combinations in each respective period did not have a material impact on our consolidated financial statements.

Note 17 – Redeemable Noncontrolling Interest and Mandatorily Redeemable Noncontrolling Interest

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

In September 2013, we acquired an additional 10.0% interest in PIQ for NZD$3.3 million, or $2.6 million, resulting in a 60.0% controlling interest. In connection with the acquisition, effective August 2015, the seller had the right to sell their remaining noncontrolling shares in PIQ to us (the "put") and we had the right to purchase the remaining noncontrolling interest in PIQ at fair value (the "call"). As the call and put did not represent separate assets or liabilities and the exercise of the put was outside of our control, the noncontrolling interest of NZD$13.2 million, or $10.2 million, was recorded on the date of acquisition as a redeemable noncontrolling interest in the accompanying consolidated balance sheet. For the years ended December 31, 2015 and 2014, we recorded $1.2 million and $1.3 million, respectively, of net income in connection with the redeemable noncontrolling interest.

In December 2015, we entered into an agreement to acquire the remaining 40.0% interest in PIQ for NZD$27.8 million, or $19.0 million, in January 2016 resulting in accumulated adjustments of $8.5 million to redeemable noncontrolling interest and retained earnings to account for changes in its redemption value. Further, we reclassified the redeemable noncontrolling interests of NZD$27.8 million, or $19.0 million, in the mezzanine section of our consolidated balance sheet to mandatorily redeemable noncontrolling interest in the liabilities section of our consolidated balance sheet as of December 31, 2015.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Note 18 - Discontinued Operations

On September 30, 2014, we completed the sale of our collateral solutions and field services businesses, which were previously included in the former reporting segment Asset Management and Processing Solutions ("AMPS"), for total consideration of $29.1 million, subject to working capital adjustments. In September 2012, we completed the wind down of our consumer services business and our then-owned appraisal management company business which were included in our PI and RMW segments, respectively. In September 2011, we closed our marketing services business which was included in our PI segment.

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

Each of these businesses is reflected in our accompanying consolidated financial statements as discontinued operations and the results of these businesses in the prior years have been recast to conform to the 2015 presentation.

Summarized below are certain assets and liabilities classified as discontinued operations as of December 31, 2015 and 2014:

(in thousands)
As of December 31, 2015	PI	RMW	AMPS	Total
Deferred income tax asset and other current assets	$326	$(217)	$572	$681

Accounts payable, accrued expenses and other liabilities	$250	$319	$1,958	$2,527

As of December 31, 2014
Deferred income tax and other current assets	$326	$3,808	$133	$4,118

Accounts payable, accrued expenses and other liabilities	$282	$10,941	$2,481	$13,704

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Summarized below are the components of our (loss)/income from discontinued operations, net of tax for the years ended December 31, 2015, 2014 and 2013:

(in thousands)
For the Year Ended December 31, 2015	PI	RMW	AMPS	Total
Operating revenue	$—	$—	$—	$—
Loss from discontinued operations before income taxes	(650)	(20)	(230)	(900)
Benefit for income taxes	(204)	(52)	(88)	(344)
Loss from discontinued operations, net of tax	$(446)	$32	$(142)	$(556)

For the Year Ended December 31, 2014
Operating revenue	$—	$—	$94,039	$94,039
(Loss)/income from discontinued operations before income taxes	(717)	(30,739)	7,188	(24,268)
(Benefit)/provision for income taxes	(350)	(11,785)	4,520	(7,615)
(Loss)/income from discontinued operations, net of tax	$(367)	$(18,954)	$2,668	$(16,653)

For the Year Ended December 31, 2013
Operating revenue	$—	$—	$193,117	$193,117
(Loss)/income from discontinued operations before income taxes	(1,933)	(6,194)	32,928	24,801
(Benefit)/provision for income taxes	(739)	(2,369)	13,486	10,378
(Loss)/income from discontinued operations, net of tax	$(1,194)	$(3,825)	$19,442	$14,423

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Note 19 - Segment Financial Information

In December 2015, we renamed our Data & Analytics segment to PI to reflect the broad and unique nature of the property-level insights provided by these businesses. Also, we renamed our Technology and Processing Solutions segment to RMW in order to reflect the current mix of risk management and underwriting-focused solutions provided by these businesses. In addition, in December 2015, we transferred our multifamily services business from our PI segment to our RMW segment and relocated our solutions express business and consolidated our advisory services businesses under our PI segment. As a result of these actions, as well as changes in management structure and internal reporting, we have organized our reportable segments into the following two segments: PI and RMW. All segment reporting disclosures presented herein reflect these changes. See Note 1 - Description of the Company for further discussion.

Property Intelligence. Our PI segment owns or licenses real property information, mortgage information and consumer information, which includes loan information, property sales and characteristic information, property risk and replacement cost, natural hazard data, geospatial data, parcel maps, and mortgage-backed securities information. We have also developed proprietary technology and software platforms to access, automate or track our data and assist our clients with compliance regulations. We deliver this information directly to our clients in a standard format over the web, through customizable software platforms or in bulk data form. Our products and services include data licensing and analytics, data-enabled advisory services, platform solutions and valuation solutions in North America, Western Europe and Asia Pacific. The segment's primary clients are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, MLS companies, property and casualty insurance companies, title insurance companies, government agencies and government-sponsored enterprises.

Our PI segment includes intercompany revenues of $5.5 million, $4.3 million, and $7.1 million for the years ended December 31, 2015, 2014 and 2013, respectively; and intercompany expenses of $4.8 million, $5.6 million and $2.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Risk Management and Work Flow. Our RMW segment owns or licenses real property information, mortgage information and consumer information, which includes loan information, property sales and characteristic information, natural hazard data, parcel maps, employment verification, criminal records and eviction records. We have also developed proprietary technology and software platforms to access, automate or track our data and assist our clients with compliance regulations. Our products and services include credit and screening solutions, property tax processing, flood data services and technology solutions in North America. The segment’s primary clients are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, fixed-income investors, government agencies and casualty insurance companies.

Our RMW segment includes intercompany revenues of $4.8 million, $5.5 million, and $3.2 million for the years ended December 31, 2015, 2014 and 2013, respectively; and intercompany expenses of $5.5 million, $4.3 million and $7.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Selected segment financial information is as follows:

(in thousands)
For the Year Ended December 31, 2015	PI	RMW	Corporate	Eliminations	Consolidated (Excluding Discontinued Operations)
Operating revenue	$663,344	$875,057	$39	$(10,330)	$1,528,110
Depreciation and amortization	$96,766	$33,723	$16,118	$—	$146,607
Operating income/(loss)	$72,761	$216,178	$(86,015)	$—	$202,924
Equity in earnings/(loss) of affiliates, net of tax	$22,622	$—	$(8,902)	$—	$13,720
Net income/(loss) from continuing operations	$94,522	$216,147	$(181,117)	$—	$129,552
Capital expenditures	$48,902	$12,714	$18,942	$—	$80,558

For the Year Ended December 31, 2014
Operating revenue	$598,113	$816,717	$31	$(9,821)	$1,405,040
Depreciation and amortization	$92,615	$31,717	$14,062	$—	$138,394
Operating income/(loss)	$70,181	$166,640	$(67,063)	$—	$169,758
Equity in earnings/(loss) of affiliates, net of tax	$22,949	$—	$(8,829)	$—	$14,120
Net income/(loss) from continuing operations	$100,070	$166,631	$(163,728)	$(11,965)	$91,008
Capital expenditures	$48,535	$16,184	$22,435	$—	$87,154

For the Year Ended December 31, 2013
Operating revenue	$518,622	$895,953	$631	$(10,805)	$1,404,401
Depreciation and amortization	$68,375	$36,591	$21,366	$—	$126,332
Operating income/(loss)	$56,515	$181,673	$(96,046)	$—	$142,142
Equity in earnings/(loss) of affiliates, net of tax	$43,269	$—	$(15,908)	$—	$27,361
Net income/(loss) from continuing operations	$106,842	$182,923	$(189,505)	$—	$100,260
Capital expenditures	$46,726	$27,407	$32,453	$—	$106,586

(in thousands)
As of December 31, 2015	PI	RMW	Corporate	Eliminations	Consolidated (Excluding Discontinued Operations)
Investment in affiliates, net	$61,765	$—	$7,440	$—	$69,205
Long-lived assets	$1,856,410	$1,183,318	$5,139,576	$(5,020,520)	$3,158,784
Total assets	$2,058,412	$1,316,785	$5,346,324	$(5,021,152)	$3,700,369

As of December 31, 2014
Investment in affiliates, net	$96,356	$—	$7,242	$—	$103,598
Long-lived assets	$1,693,332	$1,208,256	$4,888,730	$(4,774,581)	$3,015,737
Total assets	$1,838,423	$1,345,958	$5,102,328	$(4,774,614)	$3,512,095

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Operating revenue is attributed to countries based on location of the revenue-generating business. Operating revenue separated between domestic and foreign operations and by segment is as follows:

	Year Ended December 31,
(in thousands)	2015		2014		2013
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
PI	$535,405	$127,939	$460,370	$137,743	$422,501	$96,121
RMW	872,319	2,738	813,401	3,316	890,787	5,166
Corporate	—	39	—	31	—	631
Eliminations	(10,330)	—	(9,821)	—	(10,805)	—
Consolidated	$1,397,394	$130,716	$1,263,950	$141,090	$1,302,483	$101,918

Long-lived assets separated between domestic and foreign operations and by segment are as follows:

	As of December 31,
(in thousands)	2015		2014
	Domestic	Foreign	Domestic	Foreign
PI	$1,536,133	$320,277	$1,382,922	$310,410
RMW	1,183,305	13	1,208,236	20
Corporate	4,393,637	745,939	4,142,791	745,939
Eliminations	(4,274,581)	(745,939)	(4,028,642)	(745,939)
Consolidated (excluding assets for discontinued operations)	$2,838,494	$320,290	$2,705,307	$310,430

Note 20 - Guarantor Subsidiaries

As discussed in Note 8 - Long-Term Debt, the Notes are guaranteed on a senior unsecured basis by each of our existing and future direct and indirect subsidiaries that guarantee our Credit Agreement. These guarantees are required in support of the Notes, are full and unconditional, as well as joint and several, and are coterminous with the terms of the Notes and would require performance upon certain events of default referred to in the respective guarantees. The guarantees are subject to release under certain customary circumstances. The indenture governing the notes provides that the guarantees may be automatically and unconditionally released only upon the following circumstances: i) the guarantor is sold or sells all of its assets in compliance with the terms of the indenture; ii) the guarantor is released from its guarantee obligations under the credit agreement; iii) the guarantor is properly designated as an “unrestricted subsidiary”, and iv) the requirements for legal or covenant defeasance or satisfaction and discharge have been satisfied. The maximum potential amounts that could be required to be paid under the domestic guarantees are essentially equal to the outstanding principal and interest under the Notes. The following condensed consolidating financial information reflects CoreLogic's (the "Parent's") separate accounts, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the combined consolidating adjustments and eliminations and the Parent's consolidated accounts for the dates and periods indicated.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

(in thousands)	Condensed Balance Sheet
	As of December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Cash and cash equivalents	$28,259	$33,186	$37,645	$—	$99,090
Accounts receivable	—	211,943	29,045	—	240,988
Other current assets	80,110	117,008	5,070	—	202,188
Property and equipment, net	17,806	322,109	35,739	—	375,654
Goodwill, net	—	1,700,102	181,445	—	1,881,547
Other intangible assets, net	233	319,756	32,159	—	352,148
Capitalized data and database cost, net	—	258,425	69,416	—	327,841
Investment in affiliates, net	—	68,112	1,093	—	69,205
Deferred income tax assets, long-term	51,763	—	2,219	(51,763)	2,219
Restricted cash	9,777	—	1,149	—	10,926
Investment in subsidiaries	2,539,614	—	—	(2,539,614)	—
Intercompany receivable	128,222	329,847	—	(458,069)	—
Other assets	102,148	35,754	1,342	—	139,244
Total assets	$2,957,932	$3,396,242	$396,322	$(3,049,446)	$3,701,050

Liabilities and equity:
Current liabilities	$136,863	$410,538	$67,075	$—	$614,476
Long-term debt, net of current	1,313,895	1,616	—	—	1,315,511
Deferred revenue, net of current	—	448,654	165	—	448,819
Deferred income tax liabilities, long term	—	132,228	26,784	(51,763)	107,249
Intercompany payable	329,847	22,325	105,897	(458,069)	—
Other liabilities	127,837	35,982	1,686	—	165,505
Total CoreLogic stockholders' equity	1,049,490	2,344,899	194,715	(2,539,614)	1,049,490
Total liabilities and equity	$2,957,932	$3,396,242	$396,322	$(3,049,446)	$3,701,050

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

(in thousands)	Condensed Balance Sheet
	As of December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Cash and cash equivalents	$61,602	$8,733	$34,342	$—	$104,677
Accounts receivable	—	189,138	25,206	—	214,344
Other current assets	55,867	120,531	5,206	—	181,604
Property and equipment, net	17,261	325,638	25,715	—	368,614
Goodwill, net	—	1,612,388	168,370	—	1,780,758
Other intangible assets, net	290	242,170	35,810	—	278,270
Capitalized data and database cost, net	—	254,236	79,029	—	333,265
Investment in affiliates, net	—	103,598	—	—	103,598
Deferred income tax assets, long-term	49,365	—	—	(49,365)	—
Restricted cash	11,035	—	1,325	—	12,360
Investment in subsidiaries	2,350,467	—	—	(2,350,467)	—
Intercompany receivable	89,780	158,939	—	(248,719)	—
Other assets	105,262	31,925	1,685	—	138,872
Total assets	$2,740,929	$3,047,296	$376,688	$(2,648,551)	$3,516,362

Liabilities and equity:
Current liabilities	$123,196	$389,170	$38,224	$—	$550,590
Long-term debt, net of current	1,313,270	5,941	—	—	1,319,211
Deferred revenue, net of current	—	389,302	6	—	389,308
Deferred income taxes liabilities, long term	—	91,197	22,147	(49,365)	63,979
Intercompany payable	158,939	22,325	67,455	(248,719)	—
Other liabilities	131,357	27,930	1,797	—	161,084
Redeemable noncontrolling interest	—	—	18,023	—	18,023
Total CoreLogic stockholders' equity	1,014,167	2,121,431	229,036	(2,350,467)	1,014,167
Total liabilities and equity	$2,740,929	$3,047,296	$376,688	$(2,648,551)	$3,516,362

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

(in thousands)	Condensed Statement of Operations
	For the Year Ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenue	$—	$1,397,431	$130,679	$—	$1,528,110
Intercompany revenue	—	—	717	(717)	—
Cost of services (exclusive of depreciation and amortization below)	—	729,029	47,518	(38)	776,509
Selling, general and administrative expenses	68,814	290,239	39,926	(679)	398,300
Depreciation and amortization	4,981	117,870	23,756	—	146,607
Impairment loss	—	3,770	—	—	3,770
Operating (loss)/income	(73,795)	256,523	20,196	—	202,924
Total interest expense, net	(57,457)	(1,405)	(2,428)	—	(61,290)
(Loss)/gain on investments and other, net	(2,654)	34,323	(77)	—	31,592
(Benefit)/Provision for income taxes	(46,928)	99,664	4,658	—	57,394
Equity in earnings/(loss) of affiliates, net of tax	—	14,690	(970)	—	13,720
Equity in earnings of subsidiary, net of tax	214,822	—	—	(214,822)	—
Net income from continuing operations	127,844	204,467	12,063	(214,822)	129,552
Loss from discontinued operations, net of tax	—	(556)	—	—	(556)
Net income	127,844	203,911	12,063	(214,822)	128,996
Less: Net income attributable to noncontrolling interests	—	—	1,152	—	1,152
Net income attributable to CoreLogic	$127,844	$203,911	$10,911	$(214,822)	$127,844

Net income	$127,844	$203,911	$12,063	$(214,822)	$128,996
Total other comprehensive loss	(36,330)	—	(36,968)	36,968	(36,330)
Less: Comprehensive income attributable to noncontrolling interests	—	—	1,152	—	1,152
Comprehensive income/(loss) attributable to CoreLogic	$91,514	$203,911	$(26,057)	$(177,854)	$91,514

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

(in thousands)	Condensed Statement of Operations
	For the Year Ended December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenue	$—	$1,263,980	$141,060	$—	$1,405,040
Intercompany revenue	—	—	637	(637)	—
Cost of services (exclusive of depreciation and amortization below)	—	686,630	53,696	(25)	740,301
Selling, general and administrative expenses	58,176	252,879	41,174	(612)	351,617
Depreciation and amortization	4,836	107,002	26,556	—	138,394
Impairment loss	—	4,970	—	—	4,970
Operating (loss)/income	(63,012)	212,499	20,271	—	169,758
Total interest expense, net	(65,299)	(627)	(1,056)	—	(66,982)
Gain/(loss) on investments and other, net	5,070	(6,278)	5,090	—	3,882
(Benefit)/provision for income taxes	(43,448)	73,179	39	—	29,770
Equity in earnings of affiliates, net of tax	—	14,120	—	—	14,120
Equity in earnings of subsidiary, net of tax	152,993	—	—	(152,993)	—
Net income from continuing operations	73,200	146,535	24,266	(152,993)	91,008
Loss from discontinued operations, net of tax	—	(16,653)	—	—	(16,653)
(Loss)/gain on sale of discontinued operations, net of tax	—	(1,424)	1,536	—	112
Net income	73,200	128,458	25,802	(152,993)	74,467
Less: Net income attributable to noncontrolling interests	—	—	1,267	—	1,267
Net income attributable to CoreLogic	$73,200	$128,458	$24,535	$(152,993)	$73,200

Net income	$73,200	$128,458	$25,802	$(152,993)	$74,467
Total other comprehensive loss	(30,197)	—	(26,673)	26,673	(30,197)
Less: Comprehensive income attributable to noncontrolling interests	—	—	1,267	—	1,267
Comprehensive income/(loss) attributable to CoreLogic	$43,003	$128,458	$(2,138)	$(126,320)	$43,003

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

(in thousands)	Condensed Statement of Operations
	For the Year Ended December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenue	$—	$1,303,115	$101,286	$—	$1,404,401
Intercompany revenue	—	—	631	(631)	—
Cost of services (exclusive of depreciation and amortization below)	—	679,032	38,804	(631)	717,205
Selling, general and administrative expenses	63,205	276,236	34,848	—	374,289
Depreciation and amortization	3,767	98,670	23,895	—	126,332
Impairment loss	—	44,433	—	—	44,433
Operating (loss)/income	(66,972)	204,744	4,370	—	142,142
Total interest expense, net	(45,270)	(2)	(2,330)	—	(47,602)
Gain on investments and other, net	3,785	1,250	6,997	—	12,032
(Benefit)/provision for income taxes	(40,392)	72,385	1,680	—	33,673
Equity in earnings of affiliates, net of tax	—	26,566	795	—	27,361
Equity in earnings of subsidiary, net of tax	175,793	—	—	(175,793)	—
Net income from continuing operations	107,728	160,173	8,152	(175,793)	100,260
Income/(loss) from discontinued operations, net of tax	—	14,595	(172)	—	14,423
(Loss)/gain from sale of discontinued operations, net of tax	—	(8,514)	1,506	—	(7,008)
Net income	107,728	166,254	9,486	(175,793)	107,675
Less: Net loss attributable to noncontrolling interests	—	—	(53)	—	(53)
Net income attributable to CoreLogic	$107,728	$166,254	$9,539	$(175,793)	$107,728

Net income	$107,728	$166,254	$9,486	$(175,793)	$107,675
Total other comprehensive loss	(38,075)	—	(43,337)	43,337	(38,075)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(53)	—	(53)
Comprehensive income/(loss) attributable to CoreLogic	$69,653	$166,254	$(33,798)	$(132,456)	$69,653

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

(in thousands)	Condensed Statement of Cash Flows
	For the Year Ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	$(94,034)	$400,950	$29,233	$—	$336,149
Net cash used in operating activities - discontinued operations	—	(7,612)	—	—	(7,612)
Total cash (used in)/provided by operating activities	$(94,034)	$393,338	$29,233	$—	$328,537
Cash flow from investing activities:
Purchases of property and equipment	$(3,911)	$(30,810)	$(9,428)	$—	$(44,149)
Purchases of capitalized data and other intangible assets	—	(31,063)	(5,346)	—	(36,409)
Cash paid for acquisitions, net of cash acquired	—	(146,414)	(48,077)	—	(194,491)
Purchases of investments	—	(1,684)	(2,064)	—	(3,748)
Proceeds from sale of property and equipment	—	137	—	—	137
Change in restricted cash	1,259	—	175	—	1,434
Net cash used in investing activities - continuing operations	(2,652)	(209,834)	(64,740)	—	(277,226)
Net cash provided by investing activities - discontinued operations	—	—	—	—	—
Total cash used in by investing activities	$(2,652)	$(209,834)	$(64,740)	$—	$(277,226)
Cash flow from financing activities:
Proceeds from long-term debt	$114,375	$—	$—	$—	$114,375
Debt issuance costs	(6,452)	—	—	—	(6,452)
Repayments of long-term debt	(82,176)	(715)	—	—	(82,891)
Shares repurchased and retired	(97,430)	—	—	—	(97,430)
Proceeds from issuance of shares in connection with share-based compensation	22,569	—	—	—	22,569
Minimum tax withholding related to net share settlements	(15,230)	—	—	—	(15,230)
Tax benefit related to stock options	6,513	—	—	—	6,513
Intercompany payments	(36,628)	(165,948)	—	202,576	—
Intercompany proceeds	165,948	—	36,628	(202,576)	—
Net cash provided by/(used in) financing activities - continuing operations	71,489	(166,663)	36,628	—	(58,546)
Net cash provided by financing activities - discontinued operations	—	—	—	—	—
Total cash provided by/(used in) financing activities	$71,489	$(166,663)	$36,628	$—	$(58,546)
Effect of Exchange Rate on cash	—	—	2,182	—	2,182
Net change in cash and cash equivalents	$(25,197)	$16,841	$3,303	$—	$(5,053)

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Cash and cash equivalents at beginning of period	61,602	8,733	34,342	—	104,677
Less: Change in cash and cash equivalents - discontinued operations	—	(7,612)	—	—	(7,612)
Plus: Cash swept to discontinued operations	(8,146)	—	—	—	(8,146)
Cash and cash equivalents at end of year	$28,259	$33,186	$37,645	$—	$99,090

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

(in thousands)	Condensed Statement of Cash Flows
	For the Year Ended December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash provided by operating activities - continuing operations	$9,433	$283,316	$42,844	$—	$335,593
Net cash used in operating activities - discontinued operations	—	(13,717)	—	—	(13,717)
Total cash provided by operating activities	$9,433	$269,599	$42,844	$—	$321,876
Cash flow from investing activities:
Purchases of property and equipment	$(1,964)	$(40,598)	$(9,463)	$—	$(52,025)
Purchases of capitalized data and other intangible assets	—	(30,077)	(5,052)	—	(35,129)
Cash paid for acquisitions, net of cash acquired	—	(665,753)	(29,118)	—	(694,871)
Cash received from sale of discontinued operations	—	25,366	—	—	25,366
Proceeds from sale of property and equipment	—	13,937	—	—	13,937
Change in restricted cash	(700)	306	84	—	(310)
Net cash used in investing activities - continuing operations	(2,664)	(696,819)	(43,549)	—	(743,032)
Net cash provided by investing activities - discontinued operations	—	—	1,536	—	1,536
Total cash used in investing activities	$(2,664)	$(696,819)	$(42,013)	$—	$(741,496)
Cash flow from financing activities:
Proceeds from long-term debt	$690,017	$—	$—	$—	$690,017
Debt issuance costs	(14,042)	—	—	—	(14,042)
Repayments of long-term debt	(195,217)	(4,789)	—	—	(200,006)
Shares repurchased and retired	(91,475)	—	—	—	(91,475)
Proceeds from issuance of shares in connection with share-based compensation	15,213	—	—	—	15,213
Minimum tax withholding related to net share settlements	(15,980)	—	—	—	(15,980)
Tax benefit related to stock options	6,791	—	—	—	6,791
Intercompany payments	(610,239)	(179,187)	—	789,426	—
Intercompany proceeds	179,187	606,212	4,027	(789,426)	—
Net cash (used in)/provided by financing activities - continuing operations	(35,745)	422,236	4,027	—	390,518
Net cash provided by financing activities - discontinued operations	—	—	—	—	—
Total cash (used in)/provided by financing activities	$(35,745)	$422,236	$4,027	$—	$390,518
Effect of Exchange Rate on cash	—	—	(625)	—	(625)
Net change in cash and cash equivalents	$(28,976)	$(4,984)	$4,233	$—	$(29,727)

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Cash and cash equivalents at beginning of period	104,310	—	30,109	—	134,419
Less: Change in cash and cash equivalents - discontinued operations	—	(13,717)	1,536	—	(12,181)
Plus: Cash swept (to)/from discontinued operations	(13,732)	—	1,536	—	(12,196)
Cash and cash equivalents at end of year	$61,602	$8,733	$34,342	$—	$104,677

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

(in thousands)	Condensed Statement of Cash Flows
	For the Year Ended December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	$(51,864)	$354,004	$26,080	$—	$328,220
Net cash provided by operating activities - discontinued operations	—	24,094	1,506	—	25,600
Total cash (used in)/provided by operating activities	$(51,864)	$378,098	$27,586	$—	$353,820
Cash flow from investing activities:
Purchases of property and equipment	$(8,870)	$(51,660)	$(8,215)	$—	$(68,745)
Purchases of capitalized data and other intangible assets	(348)	(23,171)	(14,322)	—	(37,841)
Cash (paid for)/received acquisitions, net of cash acquired	—	(92,591)	542	—	(92,049)
Cash received from sale of discontinued operations	—	2,263	—	—	2,263
Purchases of investments	—	(2,351)	—	—	(2,351)
Change in restricted cash	7,964	—	2,104	—	10,068
Net cash used in investing activities - continuing operations	(1,254)	(167,510)	(19,891)	—	(188,655)
Net cash provided by investing activities - discontinued operations	—	1,862	—	—	1,862
Total cash used in investing activities	$(1,254)	$(165,648)	$(19,891)	$—	$(186,793)
Cash flow from financing activities:
Proceeds from long-term debt	$50,000	$1,647	$—	$—	$51,647
Debt issuance cost	—	(10,436)	—	—	(10,436)
Repayments of long-term debt	(4,375)	(291)	—	—	(4,666)
Shares repurchased and retired	(241,161)	—	—	—	(241,161)
Proceeds from issuance of stock related to stock options and employee benefit plans	28,232	—	—	—	28,232
Minimum tax withholding related to net share settlements	(8,665)	—	—	—	(8,665)
Tax benefit related to stock options	5,146	—	—	—	5,146
Intercompany payments	—	(180,885)	(10,262)	191,147	—
Intercompany proceeds	191,147	—	—	(191,147)	—
Net cash provided by/(used in) financing activities - continuing operations	20,324	(189,965)	(10,262)	—	(179,903)
Net cash provided by financing activities - discontinued operations	—	—	—	—	—
Total cash provided by/(used in) financing activities	$20,324	$(189,965)	$(10,262)	$—	$(179,903)
Effect of Exchange Rate on cash	—	—	(2,116)	—	(2,116)
Net change in cash and cash equivalents	$(32,794)	$22,485	$(4,683)	$—	$(14,992)

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Cash and cash equivalents at beginning of period	111,305	3,471	34,792	—	149,568
Less: Change in cash and cash equivalents - discontinued operations	—	25,956	1,506	—	27,462
Plus: Cash swept from discontinued operations	25,799	—	1,506	—	27,305
Cash and cash equivalents at end of year	$104,310	$—	$30,109	$—	$134,419

Note 21 - Unaudited Quarterly Financial Data

The following table sets forth certain unaudited consolidated quarterly financial data for the years ended 2015 and 2014:

	For the Quarters Ended
(in thousands, except per share amounts)	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Operating revenue	$364,772	$386,013	$386,439	$390,886
Operating income	$49,265	$60,707	$65,920	$27,032
Equity in earnings of affiliates, net of tax	$3,766	$4,667	$3,498	$1,789
Amounts attributable to CoreLogic:
Income from continuing operations, net of tax	$29,290	$33,006	$28,288	$37,816
Loss from discontinued operations, net of tax	(111)	(217)	(117)	(111)
Net income attributable to CoreLogic stockholders	$29,179	$32,789	$28,171	$37,705
Basic income/(loss) per share:
Income from continuing operations, net of tax	$0.33	$0.37	$0.32	$0.43
Loss from discontinued operations, net of tax	—	—	—	—
Net income	$0.33	$0.37	$0.32	$0.43
Diluted income/(loss) per share:
Income from continuing operations, net of tax	$0.32	$0.36	$0.31	$0.42
Loss from discontinued operations, net of tax	—	—	—	—
Net income	$0.32	$0.36	$0.31	$0.42
Weighted-average common shares outstanding:
Basic	89,751	89,564	88,719	88,157
Diluted	91,117	90,963	90,154	89,789

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

	For the Quarters Ended
(in thousands, except per share amounts)	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Operating revenue	$326,104	$365,970	$367,454	$345,512
Operating income	$14,825	$41,020	$77,752	$36,161
Equity in earnings of affiliates, net of tax	$2,382	$3,875	$4,031	$3,832
Amounts attributable to CoreLogic:
(Loss)/income from continuing operations, net of tax	$(3,179)	$26,740	$49,718	$16,462
Income/(loss) from discontinued operations, net of tax	387	(10,752)	(4,856)	(1,432)
Gain/(loss) from sale of discontinued operations, net of tax	—	—	476	(364)
Net (loss)/income attributable to CoreLogic stockholders	$(2,792)	$15,988	$45,338	$14,666
Basic income/(loss) per share:
(Loss)/income from continuing operations, net of tax	$(0.03)	$0.29	$0.55	$0.18
Income/(loss) from discontinued operations, net of tax	—	(0.12)	(0.05)	(0.02)
Gain/(loss) from sale of discontinued operations, net of tax	—	—	0.01	—
Net (loss)/income attributable to CoreLogic stockholders	$(0.03)	$0.17	$0.51	$0.16
Diluted income/(loss) per share:
(Loss)/income from continuing operations, net of tax	$(0.03)	$0.29	$0.54	$0.18
Income/(loss) from discontinued operations, net of tax	—	(0.12)	(0.05)	(0.02)
Gain/(loss) from sale of discontinued operations, net of tax	—	—	0.01	—
Net (loss)/income attributable to CoreLogic stockholders	$(0.03)	$0.17	$0.50	$0.16
Weighted-average common shares outstanding:
Basic	91,433	91,750	90,518	89,597
Diluted	91,433	93,062	91,987	91,245

CORELOGIC AND SUBSIDIARY COMPANIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
December 31, 2015, 2014 and 2013

(in thousands)	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
For the Year Ended December 31, 2015
Allowance for accounts receivable	$10,826	$1,736	$—		$(6,350)	(1)	$6,212
Claim losses	$24,871	$10,448	$—		$(9,975)	(2)	$25,344
Tax valuation allowance	$21,911	$(2,645)	$(95)		$—		$19,171
For the Year Ended December 31, 2014
Allowance for accounts receivable	$13,045	$3,228	$—		$(5,447)	(1)	$10,826
Claim losses	$26,128	$11,138	$—		$(12,395)	(2)	$24,871
Tax valuation allowance	$24,173	$(5,506)	$3,244	(3)	$—		$21,911
For the Year Ended December 31, 2013
Allowance for accounts receivable	$19,511	$5,782	$—		$(12,248)	(1)	$13,045
Claim losses	$26,106	$13,998	$—		$(13,976)	(2)	$26,128
Tax valuation allowance	$30,955	$(5,295)	$(1,487)	(3)	$—		$24,173

(1)	Amount represents accounts written off, net of recoveries.

(2)	Amount represents claim payments, net of recoveries.

(3)	Amount represents adjustments for acquired net operating loss and credit carryforwards.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on that assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2015.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s financial statements provided in Item 8, above, has issued a report on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2015.

(c) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as provided below, the information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

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

Item 11. Executive Compensation

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. The following consolidated financial statements of CoreLogic, Inc. are included in Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statement of Comprehensive/(Loss) Income for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

Notes to the Consolidated Financial Statements for the Years Ended December 31, 2015, 2014 and 2013

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

CoreLogic, Inc.
(Registrant)

By: /s/ Anand Nallathambi
Anand Nallathambi
President and Chief Executive Officer
(Principal Executive Officer)
Date:	February 26, 2016

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

Signature	Title	Date

/s/ Anand Nallathambi	President and Chief Executive Officer	February 26, 2016
Anand Nallathambi	(Principal Executive Officer)

/s/ Frank D. Martell	Chief Operating and Financial Officer	February 26, 2016
Frank D. Martell	(Principal Financial Officer)

/s/ James L. Balas	Senior Vice President Finance and Controller	February 26, 2016
James L. Balas	(Principal Accounting Officer)

/s/ Paul F. Folino	Chairman of the Board, Director	February 26, 2016
Paul F. Folino

/s/ J. David Chatham	Director	February 26, 2016
J. David Chatham

/s/ Douglas C. Curling	Director	February 26, 2016
Douglas C. Curling

/s/ John C. Dorman	Director	February 26, 2016
John C. Dorman

/s/ Thomas C. O’Brien	Director	February 26, 2016
Thomas C. O’Brien

/s/ Jaynie Miller Studenmund	Director	February 26, 2016
Jaynie Miller Studenmund

/s/ David F. Walker	Director	February 26, 2016
David F. Walker

/s/ Mary Lee Widener	Director	February 26, 2016
Mary Lee Widener

EXHIBIT INDEX

Exhibit No.	Description

2.1
Purchase and Sale Agreement by and among CoreLogic Acquisition Co. I, LLC, CoreLogic Acquisition Co. II, LLC, CoreLogic Acquisition Co. III, LLC, Property Data Holdings, Ltd., DataQuick Lending Solutions, Inc., Decision Insight Information Group S.à r.l., and solely with respect to, and as specified in, Sections 2.5, 2.7, 2.10(f), 5.7, 5.18, 5.21, 8.2(b), 8.7(b), and 9.15 of the Purchase and Sale Agreement, CoreLogic Solutions, LLC, and solely with respect to, and as specified in, Sections 5.4 and 5.7 of the Purchase and Sale Agreement, Property Data Holdings, L.P. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on July 5, 2013). † ^

2.2
Agreement and Plan of Merger, dated December 17, 2015, by and among CoreLogic Solutions, LLC, CoreLogic Acquisition Co., Inc., FNC Holding Company, Inc. and, solely in his capacity as Shareholder Representative, Dennis S. Tosh, Jr. †^•

3.1
Amended and Restated Certificate of Incorporation of CoreLogic, Inc., dated May 28, 2010 (Incorporated by reference herein from Exhibit 3.1 to the Company's Current Report on Form 8-K as filed with the SEC on June 1, 2010).

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

10.4
Employment Agreement, dated May 3, 2011, between CoreLogic, Inc. and Anand K. Nallathambi (Incorporated by reference herein from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011 as filed with the SEC on May 6, 2011).*

10.5
Employment Agreement, dated May 3, 2011, between CoreLogic, Inc. and Barry M. Sando (Incorporated by reference herein to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2011 as filed with the SEC on August 8, 2011).*

10.6
Amendment to Employment Agreement between the Company and Barry Sando effective as of June 16, 2014 (Incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014 as filed with the SEC on July 25, 2014).*

10.7
Amendment to Employment Agreement between the Company and Barry Sando effective as of October 6, 2014 (Incorporated by reference herein from Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC on February 26, 2015).*

10.8
Form of Employment Agreement (Incorporated by reference herein from Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011 as filed with the SEC on May 6, 2011).*

10.9
Employment Agreement, dated August 29, 2011, between CoreLogic, Inc. and Frank Martell (Incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011 as filed with the SEC on November 4, 2011).*

10.10
Amendment to Employment Agreement between the Company and Frank Martell effective as of June 16, 2014 (Incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014 as filed with the SEC on July 25, 2014).*

10.11
Employment Agreement, dated May 4, 2011, between CoreLogic, Inc. and Stergios Theologides (Incorporated by reference herein from Exhibit 10.86 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 as filed with the SEC on April 30, 2012).*

10.12	Form of Change in Control Agreement (Incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on June 14, 2010).*

10.13
Pension Restoration Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.14
Executive Supplemental Benefit Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.15
Amendment No. 1 to the Company's Executive Supplemental Benefit Plan, effective as of December 31, 2010 (Incorporated by reference herein from Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on November 24, 2010).*

10.16
Amendment No. 2 to the Company's Executive Supplemental Benefit Plan, dated as of January 27, 2011 (Incorporated by reference herein from Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.17
Management Supplemental Benefit Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.18
Amendment No. 1 to the Company's Management Supplemental Benefits Plan, effective as of December 31, 2010 (Incorporated by reference herein from Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on November 24, 2010). *

10.19
Amendment No. 2 to the Company's Management Supplemental Benefit Plan, dated as of January 27, 2011 (Incorporated by reference herein from Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.20
Deferred Compensation Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.21
Amendment No. 1 to the Company's Deferred Compensation Plan, effective as of December 31, 2010 (Incorporated by reference herein from Exhibit 10.3 to the Company's Current Report on Form 8-K as filed with the SEC on November 24, 2010).*

10.22
Amendment No. 2 to the Company's Deferred Compensation Plan, effective as of January 1, 2011 (Incorporated by reference herein from Exhibit 10.27 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 as filed with the SEC on March 31, 2011).*

10.23
Amendment No. 3 to the Company's Deferred Compensation Plan, effective as of September 29, 2011 (Incorporated by reference herein to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC on February 29, 2012).*

10.24
Amendment No. 4 to the Company's Deferred Compensation Plan, effective as of September 29, 2011 (Incorporated by reference herein to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC on February 29, 2012).*

10.25
Amendment No. 5 to the Company's Deferred Compensation Plan, effective as of January 1, 2012 (Incorporated by reference herein from Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC on February 26, 2015).*

10.26
Amendment No. 6 to the Company's Deferred Compensation Plan, effective as of January 1, 2013 (Incorporated by reference herein from Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC on February 26, 2015).*

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

10.41
Form of Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement (Employee), approved January 28, 2015 (Incorporated by reference herein from Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC on February 26, 2015).*

10.42
Form of Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement (NEO), approved January 28, 2015 (Incorporated by reference herein from Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC on February 26, 2015).*

10.43
Form of Notice of Performance-Based Restricted Stock Unit Grant and Form of Performance-Based Restricted Stock Unit Award Agreement, approved January 28, 2015 (Incorporated by reference herein from Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC on February 26, 2015).*

10.44
Form of Notice of Nonqualified Stock Option Grant and Nonqualified Stock Option Grant Agreement (Employee) (Incorporated by reference herein from Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 14, 2011).*

10.45
Form of Notice of Option Grant and Option Award Agreement (Employee) (Incorporated by reference herein to Exhibit 10.5 to the Company's Current Report on Form 8-K as filed with the SEC on May 25, 2011).*

10.46
Form of Performance Unit Grant and Form of Performance Unit Award Agreement, approved January 28, 2015 (Incorporated by reference herein from Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC on February 26, 2015).*

10.47	Form of Indemnification Agreement (Directors and Officers) (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on May 25, 2011).*

10.48
Credit Agreement, dated as of April 21, 2015, among CoreLogic, Inc., CoreLogic Australia Pty Limited, the guarantors named therein, the lenders party from time to time thereto and Bank of America, N.A., as administrative agent (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on April 22, 2015).

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

10.59
Amendment No. 2 dated October 26, 2012 to the Master Services Agreement and Supplement A between CoreLogic Solutions, LLC and Dell Marketing L.P. (Incorporated by reference herein from Exhibit 10.85 to the Company's Annual Report on Form 10-K for the period ended December 31, 2013 as filed with the SEC on February 25, 2013). ±

10.60
Amendment No. 1 to the Master Professional Services Agreement entered into effective as of September 4, 2014 between CoreLogic Real Estate Solutions, LLC and Cognizant Technology Solutions U.S. Corporation (Incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2015 as filed with the SEC on July 24, 2015).±

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