Form 10-Q
period 2016-03-31
CORELOGIC, INC.
filed 2016-04-22
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

On April 18, 2016 there were 88,855,310 shares of common stock outstanding.

CoreLogic, Inc.
INFORMATION INCLUDED IN REPORT

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.
CoreLogic, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except par value)	March 31,	December 31,
Assets	2016	2015
Current assets:
Cash and cash equivalents	$133,104	$99,090
Marketable securities	23,346	22,709
Accounts receivable (less allowance for doubtful accounts of $6,981 and $6,212 as of March 31, 2016 and December 31, 2015, respectively)	245,110	240,988
Prepaid expenses and other current assets	47,214	45,882
Income tax receivable	27,138	37,029
Deferred income tax assets, current	—	95,887
Assets of discontinued operations	681	681
Total current assets	476,593	542,266
Property and equipment, net	370,025	375,654
Goodwill, net	1,890,181	1,881,547
Other intangible assets, net	341,840	352,148
Capitalized data and database costs, net	331,382	327,841
Investment in affiliates, net	64,563	69,205
Deferred income tax assets, long-term	12,455	2,219
Restricted cash	11,043	10,926
Other assets	108,563	111,910
Total assets	$3,606,645	$3,673,716
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$188,350	$158,213
Accrued salaries and benefits	77,256	117,187
Deferred revenue, current	273,932	269,071
Mandatorily redeemable noncontrolling interests	—	18,981
Current portion of long-term debt	43,640	48,497
Liabilities of discontinued operations	2,612	2,527
Total current liabilities	585,790	614,476
Long-term debt, net of current	1,278,941	1,288,177
Deferred revenue, net of current	452,449	448,819
Deferred income tax liabilities, long term	25,308	107,249
Other liabilities	169,243	165,505
Total liabilities	2,511,731	2,624,226

Equity:
CoreLogic stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 88,843 and 88,228 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	559,867	551,206
Retained earnings	645,879	618,399
Accumulated other comprehensive loss	(110,833)	(120,116)
Total CoreLogic stockholders' equity	1,094,914	1,049,490
Total liabilities and equity	$3,606,645	$3,673,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands, except per share amounts)	2016	2015
Operating revenues	$453,543	$364,772
Cost of services (excluding depreciation and amortization shown below)	245,377	185,543
Selling, general and administrative expenses	111,211	93,986
Depreciation and amortization	39,644	35,978
Total operating expenses	396,232	315,507
Operating income	57,311	49,265
Interest expense:
Interest income	627	1,458
Interest expense	14,280	13,835
Total interest expense, net	(13,653)	(12,377)
(Loss)/gain on investments and other, net	(251)	309
Income from continuing operations before equity in earnings of affiliates and income taxes	43,407	37,197
Provision for income taxes	15,779	11,465
Income from continuing operations before equity in earnings of affiliates	27,628	25,732
Equity in (losses)/earnings of affiliates, net of tax	(90)	3,766
Net income from continuing operations	27,538	29,498
Loss from discontinued operations, net of tax	(58)	(111)
Net income	27,480	29,387
Less: Net income attributable to noncontrolling interests	—	208
Net income attributable to CoreLogic	$27,480	$29,179
Amounts attributable to CoreLogic stockholders:
Net income from continuing operations	$27,538	$29,290
Loss from discontinued operations, net of tax	(58)	(111)
Net income attributable to CoreLogic	$27,480	$29,179
Basic income per share:
Net income from continuing operations	$0.31	$0.33
Loss from discontinued operations, net of tax	—	—
Net income attributable to CoreLogic	$0.31	$0.33
Diluted income per share:
Net income from continuing operations	$0.31	$0.32
Loss from discontinued operations, net of tax	—	—
Net income attributable to CoreLogic	$0.31	$0.32
Weighted-average common shares outstanding:
Basic	88,310	89,751
Diluted	89,919	91,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands)	2016	2015
Net income	$27,480	$29,387
Other comprehensive income/(loss)
Market value adjustments to marketable securities, net of tax	393	(194)
Market value adjustments on interest rate swap, net of tax	(2,600)	(2,180)
Foreign currency translation adjustments	11,597	(21,776)
Supplemental benefit plans adjustments, net of tax	(107)	(98)
Total other comprehensive income/(loss)	9,283	(24,248)
Comprehensive income	36,763	5,139
Less: Comprehensive income attributable to the noncontrolling interests	—	208
Comprehensive income attributable to CoreLogic	$36,763	$4,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$27,480	$29,387
Less: Loss from discontinued operations, net of tax	(58)	(111)
Net income from continuing operations	27,538	29,498
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	39,644	35,978
Amortization of debt issuance costs	1,485	1,466
Provision for bad debt and claim losses	2,895	2,612
Share-based compensation	9,543	8,732
Excess tax benefit related to stock options	(1,265)	(4,575)
Equity in losses/(earnings) of affiliates, net of taxes	90	(3,766)
Gain on sale of property and equipment	(8)	—
Deferred income tax	5,143	1,978
Loss/(gain) on investments and other, net	251	(309)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,767)	(12,070)
Prepaid expenses and other current assets	(1,332)	(3,662)
Accounts payable and accrued expenses	(15,992)	(19,570)
Deferred revenue	8,491	4,264
Income taxes	9,736	(2,359)
Dividends received from investments in affiliates	5,183	8,420
Other assets and other liabilities	65	(5,393)
Net cash provided by operating activities - continuing operations	86,700	41,244
Net cash provided by/(used in) operating activities - discontinued operations	27	(1,010)
Total cash provided by operating activities	$86,727	$40,234
Cash flows from investing activities:
Purchase of subsidiary shares from and other decreases in noncontrolling interests	$(18,023)	$—
Purchases of property and equipment	(9,810)	(11,397)
Purchases of capitalized data and other intangible assets	(9,021)	(11,244)
Purchases of investments	(440)	(388)
Proceeds from sale of property and equipment	8	—
Change in restricted cash	(117)	146
Net cash used in investing activities - continuing operations	(37,403)	(22,883)
Net cash provided by investing activities - discontinued operations	—	—
Total cash used in investing activities	$(37,403)	$(22,883)
Cash flows from financing activities:
Proceeds from long-term debt	$—	$135
Repayment of long-term debt	(15,830)	(35,551)
Proceeds from issuance of shares in connection with share-based compensation	6,296	10,701
Tax withholdings related to net share settlements	(7,178)	(11,792)
Excess tax benefit related to stock options	1,265	4,575
Net cash used in financing activities - continuing operations	(15,447)	(31,932)
Net cash provided by financing activities - discontinued operations	—	—
Total cash used in financing activities	$(15,447)	$(31,932)
Effect of exchange rate on cash	137	67
Net change in cash and cash equivalents	34,014	(14,514)
Cash and cash equivalents at beginning of period	99,090	104,677
Less: Change in cash and cash equivalents - discontinued operations	27	(1,010)
Plus: Cash swept from/(to) discontinued operations	27	(1,467)
Cash and cash equivalents at end of period	$133,104	$89,706

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,272	$9,834
Cash paid for income taxes	$992	$8,947
Cash refunds from income taxes	$275	$2,147
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$8,584	$3,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Equity
(Unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2015	88,228	$1	$551,206	$618,399	$(120,116)	$1,049,490
Net income	—	—	—	27,480	—	27,480
Shares issued in connection with share-based compensation	615	—	6,296	—	—	6,296
Tax withholdings related to net share settlements	—	—	(7,178)	—	—	(7,178)
Share-based compensation	—	—	9,543	—	—	9,543
Other comprehensive income	—	—	—	—	9,283	9,283
Balance as of March 31, 2016	88,843	$1	$559,867	$645,879	$(110,833)	$1,094,914

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

Our condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The 2015 year-end condensed consolidated balance sheet was derived from the Company's audited financial statements for the year ended December 31, 2015. Interim financial information does not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Client Concentration

We generate the majority of our revenues from clients with operations in the U.S. residential real estate, mortgage origination and mortgage servicing markets. Approximately 43.0% and 20.0% of our operating revenues for the three months ended March 31, 2016 and 2015, respectively, were generated from our ten largest clients, who consist of the largest U.S. mortgage originators and servicers. Two of our clients accounted for 14.0% and 12.0% of our operating revenues for the three months ended March 31, 2016. No client accounted for 10.0% or more of our operating revenues for the three months ended March 31, 2015.

Out-of-Period Adjustment

During the first quarter of 2015, we identified an error which overstated our interest expense by $5.2 million ($3.1 million, net of tax), reflected within continuing operations, for the year ended December 31, 2014. We recorded an out-of-period adjustment to correct the error in the quarter ended March 31, 2015, which increased basic and diluted net income per share by $0.03. We assessed the materiality of this error and concluded the error was not material to the results of operations or financial condition for the prior annual or interim periods.

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

The following table shows the components of accumulated other comprehensive loss, net of taxes as of March 31, 2016 and December 31, 2015:

	2016	2015
Cumulative foreign currency translation	$(102,831)	$(114,427)
Cumulative supplemental benefit plans	(3,647)	(3,540)
Net unrecognized losses on interest rate swap	(5,298)	(2,699)
Net unrealized gains on marketable securities	943	550
Accumulated other comprehensive loss	$(110,833)	$(120,116)

Marketable Securities

Debt securities are carried at fair value and consist primarily of investments in obligations of various corporations and mortgage-backed securities. Equity securities are carried at fair value and consist primarily of investments in marketable common and preferred stock. We classify our publicly traded debt and equity securities as available-for-sale and carry them at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive loss. As of March 31, 2016 and December 31, 2015, our marketable securities consisted primarily of investments in preferred stock of $23.3 million and $22.7 million, respectively. There were no gains or losses recognized on sales of marketable securities for the three months ended March 31, 2016 and 2015.

Mandatorily Redeemable Noncontrolling Interest

Mandatorily redeemable noncontrolling interests for which there is a contractual requirement for purchasing the interest are included as a liability of NZD$27.8 million, or $19.0 million, in our accompanying condensed consolidated balance sheet as of December 31, 2015. In January 2016 we acquired the remaining 40.0% interest in New Zealand-based Property IQ Ltd. ("PIQ") and settled the mandatorily redeemable noncontrolling interest as of March 31, 2016. See Note 12 - Acquisitions for further discussion.

Tax Escrow Disbursement Arrangements

We administer tax escrow disbursements as a service to our clients in connection with our tax services business. These deposits are maintained in segregated accounts for the benefit of our clients. Tax escrow deposits totaled $5.4 billion as of March 31, 2016 and $340.3 million as of December 31, 2015. Because these deposits are held on behalf of our clients, they are not our funds and, therefore, are not included in the accompanying condensed consolidated balance sheets.

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

Under our contracts with our clients, if we make a payment in error or fail to pay a taxing authority when a payment is due, we could be held liable to our clients for all or part of the financial loss they suffer as a result of our act or omission. We maintained claim reserves relating to incorrect disposition of assets of $19.7 million and $21.2 million as of March 31, 2016 and December 31, 2015, respectively, which is reflected in our accompanying condensed consolidated balance sheets.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify some provisions in stock compensation accounting. The accounting for income taxes allows all excess tax benefits and tax deficiencies to be recognized through income tax expense. The statement of cash flows presentation of excess tax benefits should be classified with other income tax cash flows as an operating activity. An entity may also make an entity-wide election to either continue estimating the number of awards that are expected to vest or account for forfeitures as they occur. The requirements to qualify for equity classification permits tax withholding up to the maximum statutory tax rates in the applicable jurisdictions. Lastly, payments of cash by an employer for tax-withholding purposes, when directly withholding shares, are classified as a financing activity on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Earlier adoption is permitted but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued guidance on equity method accounting related to joint venture investments. The standard eliminates the requirement to retroactively adopt the equity method of accounting as a result of an increase in the level of ownership or degree of influence related to an investment. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Earlier adoption is permitted but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued guidance on derivatives and hedging. The standard clarifies the four-step decision sequence required for assessing whether contingent put and call options that can speed up the payment for a debt instrument’s principal are clearly and closely related to the debt to which they are attached. The standard also clarifies that provided all other hedge accounting criteria continue to be met, a change in the counterparty to a derivative instrument does not in itself disqualify designation of the hedge. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Earlier adoption is permitted but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued guidance on lease accounting. The standard requires all leases in excess of 12-months will be recognized on the balance sheet as lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not changed significantly from prior GAAP. For operating leases, a lessee is required to 1) recognize a right-of-use asset and lease liability, initially measured at the present value of the lease payment, 2) recognize a single lease cost over the lease term generally on a straight-line basis, and 3) classify all cash payments within operating activities on the cash flow statement. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Earlier adoption is permitted but we do not anticipate electing early adoption. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In January 2016, the FASB issued guidance on accounting for equity investments and financial liabilities. The standard does not apply to equity method investments or investments in consolidated subsidiaries. The update provides that equity investments with readily determinable values be measured at fair value and changes in the fair value flow through net income. These changes historically have run through other comprehensive income. Equity investments without readily determinable fair values have the option to be measured at fair value or at cost adjusted for changes in observable prices minus impairment. Changes in either method are also recognized in net income. The standard requires a qualitative assessment of impairment indicators at each reporting period. For financial liabilities, entities that elect the fair value option must recognize the change in fair value attributable to instrument-specific credit risk in other comprehensive income rather than net income. Lastly, regarding deferred tax assets, the need for a valuation allowance on a deferred tax asset will need to be assessed related to available-for-sale debt securities. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier adoption is permitted but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued guidance which requires all deferred tax assets and liabilities, as well as any related valuation allowance, to be classified as non-current on the balance sheet. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and earlier adoption is permitted. We have elected early adoption on a prospective basis and have presented $12.5 million of deferred income tax assets, long term and $25.3 million of deferred income tax liabilities, long term as of March 31, 2016 in the accompanying condensed consolidated balance sheet.

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

One of our subsidiaries previously owned a 50.1% interest in RELS LLC ("RELS"), a provider of appraisals and appraisal management services used in connection with mortgage loan originations. This investment contributed 81.3% of our total equity in earnings of affiliates, net of tax, for the three months ended March 31, 2015. We acquired the remaining interest in RELS in December 2015. See Note 12 - Acquisitions for further discussion. The following summarizes the financial information for this investment (assuming 100% ownership interest):

For the Three Months Ended
(in thousands)	March 31, 2015
Statements of income
Total revenues	$58,446
Expenses and other	48,262
Net income attributable to RELS LLC	$10,184
CoreLogic equity in earnings of affiliate	$5,102

We recorded equity in losses of affiliates, net of tax of $0.1 million and equity in earnings of affiliates, net of tax of $3.8 million for the three months ended March 31, 2016 and 2015, respectively. We recorded operating revenues related to our investment in affiliates of $2.5 million and $4.3 million for the three months ended March 31, 2016 and 2015, respectively. We also recorded operating expenses related to our investment in affiliates of $2.6 million and $3.4 million for the three months ended March 31, 2016 and 2015, respectively.

Note 3 - Property and Equipment, Net

Property and equipment, net as of March 31, 2016 and December 31, 2015 consists of the following:

(in thousands)	2016	2015
Land	$4,000	$4,000
Buildings	111	111
Furniture and equipment	61,451	62,140
Capitalized software	773,258	759,925
Leasehold improvements	29,453	29,038
	868,273	855,214
Less accumulated depreciation	(498,248)	(479,560)
Property and equipment, net	$370,025	$375,654

Depreciation expense for property and equipment was approximately $19.2 million and $17.9 million for the three months ended March 31, 2016 and 2015, respectively.

Note 4 – Goodwill, Net

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by operating segment and reporting unit, for the three months ended March 31, 2016, is as follows:

(in thousands)	PI	RMW	Consolidated
Balance as of January 1, 2016
Goodwill	$963,680	$925,392	$1,889,072
Accumulated impairment losses	(600)	(6,925)	(7,525)
Goodwill, net	963,080	918,467	1,881,547
Translation adjustments	8,634	—	8,634
Balance as of March 31, 2016
Goodwill, net	$971,714	$918,467	$1,890,181

Note 5 – Other Intangible Assets, Net

Other intangible assets, net consist of the following:

	March 31, 2016			December 31, 2015
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Client lists	$498,380	$(229,879)	$268,501	$496,192	$(219,887)	$276,305
Non-compete agreements	9,312	(8,155)	1,157	9,302	(7,983)	1,319
Trade names and licenses	102,783	(30,601)	72,182	102,297	(27,773)	74,524
	$610,475	$(268,635)	$341,840	$607,791	$(255,643)	$352,148

Amortization expense for other intangible assets, net was $11.7 million and $9.8 million for the three months ended March 31, 2016 and 2015, respectively.

Estimated amortization expense for other intangible assets, net is as follows:

(in thousands)
Remainder of 2016	$28,700
2017	41,950
2018	41,146
2019	40,965
2020	37,173
Thereafter	151,906
$341,840

Note 6 – Long-Term Debt, Net of Current

Our long-term debt consists of the following:

	March 31, 2016			December 31, 2015
(in thousands)	Gross	Debt Issuance Costs	Net	Gross	Debt Issuance Costs	Net
Acquisition-related note:
Non-interest bearing acquisition note, $5.0 million installment due March 2016	$—	$—	$—	$4,924	$—	$4,924
Notes:
7.25% senior notes due June 2021	393,000	(10,655)	382,345	393,000	(11,121)	381,879

7.55% senior debentures due April 2028	59,645	(227)	59,418	59,645	(231)	59,414

Bank debt:
Term loan facility borrowings due April 2020, weighted-average interest rate of 2.18% and 1.96% as of March 31, 2016 and December 31, 2015, respectively	818,125	(9,073)	809,052	828,750	(9,720)	819,030
Revolving line of credit borrowings due April 2020, weighted-average interest rate of 2.18% and 1.96% as of March 31, 2016 and December 31, 2015, respectively	75,000	(5,894)	69,106	75,000	(6,262)	68,738
Other debt:
Various debt instruments with maturities through 2019	2,660	—	2,660	2,689	—	2,689
Total long-term debt	1,348,430	(25,849)	1,322,581	1,364,008	(27,334)	1,336,674
Less current portion of long-term debt	43,640	—	43,640	48,497	—	48,497
Long-term debt, net of current portion	$1,304,790	$(25,849)	$1,278,941	$1,315,511	$(27,334)	$1,288,177

As of March 31, 2016 and December 31, 2015, we have recorded $12.2 million and $3.6 million, respectively, of accrued interest expense on our debt-related instruments.

Senior Notes

In May 2011, we issued $400.0 million aggregate principal amount of 7.25% senior notes due 2021 (the "Notes"). The Notes are guaranteed on a senior unsecured basis by each of our existing and future direct and indirect subsidiaries that guarantee our Credit Agreement (defined below). Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is 100% owned and the guarantees of the Notes are joint and several and full and unconditional. The combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the combined consolidating adjustments and eliminations and the consolidated accounts for CoreLogic, Inc. (the "Parent") for the dates and periods indicated are included in Note 16 - Guarantor Subsidiaries. The guarantees are subject to release under certain customary circumstances. The indenture governing the Notes provides that the guarantees may be automatically and unconditionally released only upon the following circumstances: 1) the guarantor is sold or sells all of its assets in compliance with the terms of the indenture; 2) the guarantor is released from its guarantee obligations under the Credit Agreement; 3) the guarantor is properly designated as an “unrestricted subsidiary;” or 4) the requirements for legal or covenant defeasance or satisfaction and discharge have been satisfied. The maximum potential amounts that could be required to be paid under the guarantees are essentially equal to the outstanding principal and interest under the Notes. There are no significant restrictions on the ability of the Parent or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan. The Notes bear interest at 7.25% per annum and mature on June 1, 2021. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2011. As of March 31, 2016, we were in compliance with all of our covenants under the indenture.

Credit Agreement

In April 2015, we amended and restated our senior secured credit facility (the "Credit Agreement") with Bank of America, N.A. as administrative agent and other financial institutions. The Credit Agreement provides for an $850.0 million five-year term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility") and expires on April 21, 2020. The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $750.0 million in the aggregate. As of March 31, 2016, we were in compliance with all of our covenants under the Credit Agreement.

Debt Issuance Costs

In connection with the amendment and restatement of the Credit Agreement in 2015, we incurred approximately $6.5 million of debt issuance costs of which $0.4 million were expensed in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2015. We capitalized the remaining $6.1 million of debt issuance costs within long-term debt, net in the accompanying condensed consolidated balance sheets, and will amortize these costs over the term of the Credit Agreement.

When we amended and restated the Credit Agreement in 2015, we had unamortized costs of $14.8 million related to previously recorded debt issuance costs, which we will amortize over the term of the Credit Agreement. In connection with the amendment and restatement of the Credit Agreement, during the three months ended March 31, 2015, we wrote-off $1.6 million of unamortized debt issuance costs.

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

Interest Rate Swaps

In May 2014, we entered into amortizing interest rate swap transactions ("Swaps"). The Swaps became effective in December 2014 and terminate in March 2019. The Swaps are for an initial notional balance of $500.0 million, with a fixed interest rate of 1.57%, and amortize quarterly by $12.5 million through December 31, 2017 and $25.0 million through December 31, 2018, with a remaining notional amount of $250.0 million. We entered into the Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges resulted in a liability of $8.6 million and $4.4 million as of March 31, 2016 and December 31, 2015, respectively, which is included in the accompanying condensed consolidated balance sheets as a component of other liabilities.

Unrealized losses of $2.6 million (net of $1.7 million in deferred taxes) and unrealized gains of $2.2 million (net of $1.4 million in deferred taxes) were recognized in other comprehensive loss related to the Swaps for the three months ended March 31, 2016 and 2015, respectively.

Note 7 – Income Taxes

The effective income tax rate for income taxes as a percentage of income from continuing operations before equity in earnings of affiliates and income taxes was 36.4% and 30.8% for the three months ended March 31, 2016 and 2015, respectively.

For the three months ended March 31, 2016 when compared to 2015, the increase in the effective income tax rates was primarily attributable to a prior year non-recurring favorable discrete item, which related to an audit settlement for an IRS exam associated with pre-acquisition exposures of Marshall & Swift/Boeckh and DataQuick Information Systems.

Income taxes included in equity in earnings of affiliates were $0.2 million and $2.4 million for the three months ended March 31, 2016 and 2015, respectively. For the purpose of segment reporting, these amounts are included in corporate and therefore not reflected in our reportable segments.

We are currently under examination for the years 2005 to 2011 by the U.S. federal and various state taxing authorities. It is reasonably possible the amount of unrecognized tax benefit with respect to certain unrecognized tax positions could significantly increase or decrease within the next twelve months. We estimate the unrecognized tax benefit could decrease by up to $23.7 million within the next twelve months. The estimated change is primarily related to IRS audits, subject to the FAFC indemnification, and will have no impact to net income. See Note 11 - Litigation and Regulatory Contingencies for further discussion on FAFC.

Note 8 – Earnings Per Share

The following is a reconciliation of net income per share:

	For the Three Months Ended
	March 31,
	2016	2015
(in thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income from continuing operations	$27,538	$29,290
Loss from discontinued operations, net of tax	(58)	(111)
Net income attributable to CoreLogic	$27,480	$29,179
Denominator:
Weighted-average shares for basic income per share	88,310	89,751
Dilutive effect of stock options and restricted stock units	1,609	1,366
Weighted-average shares for diluted income per share	89,919	91,117
Income per share
Basic:
Net income from continuing operations	$0.31	$0.33
Loss from discontinued operations, net of tax	—	—
Net income attributable to CoreLogic	$0.31	$0.33
Diluted:
Net income from continuing operations	$0.31	$0.32
Loss from discontinued operations, net of tax	—	—
Net income attributable to CoreLogic	$0.31	$0.32

The dilutive effect of stock-based compensation awards has been calculated using the treasury-stock method. For the three months ended March 31, 2016, an aggregate of 0.3 million restricted stock units ("RSUs") and stock options were excluded from the weighted-average diluted common shares outstanding due to their anti-dilutive effect. For the three months ended March 31, 2015, an aggregate of 0.3 million RSUs, performance-based restricted stock units ("PBRSUs") and stock options were excluded from the weighted-average diluted common shares outstanding due to their anti-dilutive effect.

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

Interest rate swap agreements

The fair value of the interest rate swap agreements was estimated based on market-value quotes received from the counterparties to the agreements.

The fair values of our financial instruments as of March 31, 2016 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Fair Value
Financial Assets:
Cash and cash equivalents	$133,104	$—	$133,104
Restricted cash	—	11,043	11,043
Marketable securities	23,346	—	23,346
Total Financial Assets	$156,450	$11,043	$167,493

Financial Liabilities:
Total debt	$—	$1,326,095	$1,326,095

Derivatives:
Liability for interest rate swap agreements	$—	$8,580	$8,580

The fair values of our financial instruments as of December 31, 2015 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Fair Value
Financial Assets:
Cash and cash equivalents	$99,090	$—	$99,090
Restricted cash	—	10,926	10,926
Marketable securities	22,709	—	22,709
Total Financial Assets	$121,799	$10,926	$132,725

Financial Liabilities:
Total debt	$—	$1,315,473	$1,315,473

Derivatives:
Liability for interest rate swap agreements	$—	$4,370	$4,370

There were no transfers between Level 1, Level 2 or Level 3 securities during the three months ended March 31, 2016.

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

We have primarily utilized RSUs and PBRSUs as our share-based compensation instruments for employees and directors. The fair value of any share-based compensation instrument grant is based on the market value of our shares on the date of grant and is recognized as compensation expense over its vesting period.

Restricted Stock Units

For the three months ended March 31, 2016 and 2015, we awarded 729,731 and 693,584 RSUs, respectively, with an estimated grant-date fair value of $24.7 million and $23.8 million, respectively. The majority of the RSU awards will vest ratably over three years from their grant date.

RSU activity for the three months ended March 31, 2016 is as follows:

	Number of	Weighted-Average Grant-Date
(in thousands, except weighted-average fair value prices)	Shares	Fair Value
Unvested RSUs outstanding at December 31, 2015	1,537	$32.92
RSUs granted	730	$33.83
RSUs vested	(525)	$31.29
RSUs forfeited	(30)	$35.14
Unvested RSUs outstanding at March 31, 2016	1,712	$33.77

As of March 31, 2016, there was $43.0 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.3 years. The fair value of RSUs is based on the market value of our common stock on the date of grant.

Performance-Based Restricted Stock Units

For the three months ended March 31, 2016 and 2015, we awarded 174,213 and 219,378 PBRSUs, respectively, with an estimated grant-date fair value of $6.0 million and $7.4 million, respectively. These awards are subject to service-based, performance-based and market-based vesting conditions. For the PBRSUs awarded during the three months ended March 31, 2016, the performance period is from January 1, 2016 to December 31, 2018 and the performance metric is adjusted earnings per share and market-based conditions. Subject to satisfaction of the performance criteria, the majority of the 2016 awards will vest on December 31, 2018.

The performance period for the PBRSUs awarded during the three months ended March 31, 2015 is from January 1, 2015 to December 31, 2017 and the performance metric is adjusted earnings per share and market-based conditions. Subject to satisfaction of the performance criteria, the majority of the 2015 awards will vest on December 31, 2017.

The fair values of the 2016 and 2015 awards were estimated using Monte-Carlo simulation with the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2016	2015

Expected dividend yield	—%	—%
Risk-free interest rate (1)	0.99%	0.93%
Expected volatility (2)	25.12%	24.01%
Average total stockholder return (2)	1.48%	8.37%

(1)	The risk-free interest rate for the periods within the contractual term of the PBRSUs is based on the U.S. Treasury yield curve in effect at the time of the grant.

(2)
The expected volatility and average total stockholder return is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

PBRSU activity for the three months ended March 31, 2016 is as follows:

	Number of	Weighted-Average Grant-Date
(in thousands, except weighted-average fair value prices)	Shares	Fair Value
Unvested PBRSUs outstanding at December 31, 2015	659	$29.15
PBRSUs granted	174	$34.29
PBRSUs vested	(88)	$26.04
PBRSUs forfeited	(91)	$19.50
Unvested PBRSUs outstanding at March 31, 2016	654	$33.49

As of March 31, 2016, there was $19.7 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 2.2 years. The fair value of PBRSUs is based on the market value of our common stock on the date of grant.

Stock Options

Prior to 2015, we issued stock options as incentive compensation for certain employees. Option activity for the three months ended March 31, 2016 is as follows:

(in thousands, except weighted-average price)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	1,826	$21.33
Options exercised	(165)	$22.42
Options outstanding at March 31, 2016	1,661	$21.22	5.3	$22,358
Options vested and expected to vest at March 31, 2016	1,655	$21.20	5.3	$22,348
Options exercisable at March 31, 2016	1,575	$20.70	5.2	$22,052

As of March 31, 2016, there was $0.8 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 1.0 years.

The intrinsic value of options exercised was $1.9 million and $2.5 million for the three months ended March 31, 2016 and 2015, respectively. This intrinsic value represents the difference between the fair market value of our common stock on the date of exercise and the exercise price of each option.

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

The following table sets forth the stock-based compensation expense recognized for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended
	March 31,
(in thousands)	2016	2015
RSUs	$7,019	$6,015
PBRSUs	1,813	1,780
Stock options	383	563
Employee stock purchase plan	328	374
	$9,543	$8,732

The above includes $1.5 million and $0.6 million of stock-based compensation expense within cost of services in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively.

Note 11 – Litigation and Regulatory Contingencies

We have been named in various lawsuits. Also, we may from time to time be subject to audit or investigation by governmental agencies. Currently, governmental agencies are auditing or investigating certain of our operations.

With respect to matters where we have determined that a loss is both probable and reasonably estimable, we have recorded a liability representing our best estimate of the financial exposure based on known facts. While the ultimate disposition of each such audit, investigation or lawsuit is not yet determinable, we do not believe that the ultimate resolution of these matters, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows. In addition, we do not believe there is a reasonable possibility that a material loss exceeding amounts already accrued may be incurred. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. We record expenses for legal fees as incurred.

Separation

Following the Separation, we are responsible for a portion of FAFC's contingent and other corporate liabilities. In the Separation and Distribution Agreement we entered into in connection with the Separation (the "Separation and Distribution Agreement"), we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary. At March 31, 2016, no reserves were considered necessary.

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

Note 12 – Acquisitions

In January 2016, we completed the acquisition of the remaining 40% mandatorily redeemable noncontrolling interest in PIQ for NZD $27.8 million or $19.0 million. PIQ is included as a component of our Property Intelligence ("PI") reporting segment. As a result, we settled the mandatorily redeemable noncontrolling interest as of March 31, 2016.

In December 2015, we completed the acquisition of the remaining interest in RELS for approximately $65.0 million and recorded an investment gain of approximately $34.3 million due to the step-up in fair value on the previously held 50.1% interest, which is included in gain on investment and other, net in the accompanying consolidated statements of operations. RELS is included as a component of our PI reporting segment. The acquisition of RELS expands our real estate asset valuation and appraisal solutions in connection with loan originations. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. The purchase price allocation is subject to change based on our final determination of fair value in connection with intangible assets and working capital matters. We preliminarily recorded property and equipment of $27.0 million with an estimated average life of 10 years, customer lists of $48.4 million with an estimated average life of 10 years, other intangibles of $5.0 million with an estimated useful life of 10 years and goodwill of $23.1 million, of which $11.5 million is deductible for tax purposes. This business combination did not have a material impact on our consolidated financial statements.

In October 2015, we completed the acquisition of Cordell Information Pty Limited ("Cordell") for AUD$70.0 million, or $49.1 million, subject to working capital adjustments, which is included as a component of our PI reporting segment. The acquisition of Cordell further expands our property information capabilities in Australia. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. The purchase price allocation is subject to change based on our final determination of fair value in connection with intangible assets and working capital matters. We preliminarily recorded property and equipment of $14.3 million with an estimated average life of 10 years, customer lists of $5.5 million with an estimated average life of 8 years, trade names of $0.6 million with an estimated useful life of 4 years and goodwill of $31.9 million, which is fully deductible for tax purposes. This business combination did not have a material impact on our consolidated financial statements.

In September 2015, we completed the acquisition of LandSafe Appraisal Services, Inc. for $122.0 million, subject to working capital adjustments, which is included as a component of our PI reporting segment. The acquisition builds on our longstanding strategic relationship with a key client and continues to expand our property valuation capabilities. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservables. The purchase price allocation is subject to change based on our final determination of fair value in connection with intangible assets and working capital matters. We preliminarily recorded customer lists of $53.4 million with an estimated average life of 10 years, other intangibles of $4.3 million with an estimated useful life of 10 years and goodwill of $64.6 million, which is fully deductible for tax purposes. This business combination did not have a material impact on our consolidated financial statements.

For the three months ended March 31, 2016 and 2015, we incurred $1.0 million and $0.1 million, respectively, of acquisition-related costs within selling, general and administrative expenses on our consolidated statements of operations.

Note 13 – Discontinued Operations

On September 30, 2014, we completed the sale of our collateral solutions and field services businesses, which were included in the former reporting segment Asset Management and Processing Solutions ("AMPS"), for total consideration of $29.1 million, subject to working capital adjustments. In September 2012, we completed the wind down of our consumer services business and our then-owned appraisal management company business which were included in our PI and Risk Management and Workflow ("RMW") segments, respectively. In September 2011, we closed our marketing services business which was included in our PI segment. Each of these businesses is reflected in our accompanying condensed consolidated financials statements as discontinued operations.

Summarized below are certain assets and liabilities classified as discontinued operations as of March 31, 2016 and December 31, 2015:

(in thousands)
As of March 31, 2016	PI	RMW	AMPS	Total
Deferred income tax asset and other current assets	$326	$(217)	$572	$681

Accounts payable, accrued expenses and other current liabilities	$250	$319	$2,043	$2,612

As of December 31, 2015
Deferred income tax asset and other current assets	$326	$(217)	$572	$681

Accounts payable, accrued expenses and other current liabilities	$250	$319	$1,958	$2,527

Summarized below are the components of our loss from discontinued operations for the three months ended March 31, 2016 and 2015:

(in thousands)
For the Three Months Ended March 31, 2016	PI	RMW	AMPS	Total
Operating revenue	$—	$—	$—	$—
Loss from discontinued operations before income taxes	—	—	(94)	(94)
Income tax benefit	—	—	(36)	(36)
Loss from discontinued operations, net of tax	$—	$—	$(58)	$(58)

For the Three Months Ended March 31, 2015
Operating revenue	$—	$—	$2	$2
Loss from discontinued operations before income taxes	(85)	(2)	(94)	(181)
Income tax benefit	(33)	(1)	(36)	(70)
Loss from discontinued operations, net of tax	$(52)	$(1)	$(58)	$(111)

Note 14 – Segment Information

We have organized our reportable segments into two segments: PI and RMW.

Property Intelligence. Our PI segment owns or licenses real property information, mortgage information and consumer information, which includes loan information, property sales and characteristic information, property risk and replacement cost, natural hazard data, geospatial data, parcel maps and mortgage-backed securities information. We have also developed proprietary technology and software platforms to access, automate or track our data and assist our clients with compliance regulations. We deliver this information directly to our clients in a standard format over the web, through customizable software platforms or in bulk data form. Our products and services include data licensing and analytics, data-enabled advisory services, platform solutions and valuation solutions in North America, Western Europe and Asia Pacific. The segment's primary clients are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, Multiple Listing Service ("MLS") companies, property and casualty insurance companies, title insurance companies, government agencies and government-sponsored enterprises.

The operating results of our PI segment included intercompany revenues of $1.2 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively, and included intercompany expenses of $1.7 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively.

Risk Management and Workflow. Our RMW segment owns or licenses real property information, mortgage information and consumer information, which includes loan information, property sales and characteristic information, natural hazard data, parcel maps, employment verification, criminal records and eviction records. We have also developed proprietary technology and software platforms to access, automate or track our data and assist our clients with compliance regulations. Our products and services include credit and screening solutions, property tax processing, flood data services and technology solutions in North America. The segment’s primary clients are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, fixed-income investors, government agencies and casualty insurance companies.

The operating results of our RMW segment included intercompany revenues of $1.7 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively, and included intercompany expenses of $1.2 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively.

We also separately report on our corporate and eliminations. Corporate consists primarily of corporate personnel and other expenses associated with our corporate functions and facilities, investment gains and losses, equity in earnings of affiliates, net of tax, and interest expense.

It is impracticable to disclose revenues from external clients for each product and service offered.

Selected financial information by reportable segment is as follows:

(in thousands)
For the Three Months Ended March 31, 2016	Operating Revenues	Depreciation and Amortization	Operating Income/(Loss)	Equity in Earnings/(Losses) of Affiliates, Net of Tax	Net Income/(Loss) From Continuing Operations	Capital Expenditures
PI	$241,439	$27,926	$17,277	$48	$16,687	$11,895
RMW	215,019	7,718	52,924	—	52,923	2,335
Corporate	(5)	4,000	(12,890)	(138)	(42,072)	4,601
Eliminations	(2,910)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$453,543	$39,644	$57,311	$(90)	$27,538	$18,831

For the Three Months Ended March 31, 2015
PI	$153,393	$24,192	$19,619	$6,141	$25,666	$15,025
RMW	214,011	8,241	50,965	—	50,943	3,346
Corporate	18	3,545	(21,319)	(2,375)	(47,111)	4,270
Eliminations	(2,650)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$364,772	$35,978	$49,265	$3,766	$29,498	$22,641

(in thousands)	As of	As of
Assets	March 31, 2016	December 31, 2015
PI	$2,023,717	$2,058,412
RMW	1,330,014	1,316,785
Corporate	5,273,000	5,318,990
Eliminations	(5,020,767)	(5,021,152)
Consolidated (excluding assets of discontinued operations)	$3,605,964	$3,673,035

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

The maximum potential amounts that could be required to be paid under the guarantees are essentially equal to the outstanding principal and interest under the Notes. The following condensed consolidating financial information reflects the separate accounts of the Parent, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the combined consolidating adjustments and eliminations and the Parent's consolidated accounts for the dates and periods indicated.

	Condensed Balance Sheet
	As of March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Cash and cash equivalents	$78,600	$19,702	$34,802	$—	$133,104
Accounts receivable	—	215,710	29,400	—	245,110
Other current assets	55,028	38,534	4,817	—	98,379
Property and equipment, net	16,861	316,934	36,230	—	370,025
Goodwill, net	—	1,700,102	190,079	—	1,890,181
Other intangible assets, net	219	309,706	31,915	—	341,840
Capitalized data and database cost, net	—	259,097	72,285	—	331,382
Investments in affiliates, net	—	63,330	1,233	—	64,563
Deferred income tax assets, long-term	69,499	—	2,240	(59,284)	12,455
Restricted cash	9,780	—	1,263	—	11,043
Investment in subsidiaries	2,550,226	—	—	(2,550,226)	—
Intercompany receivable	146,818	363,317	—	(510,135)	—
Other assets	74,522	32,632	1,409	—	108,563
Total assets	$3,001,553	$3,319,064	$405,673	$(3,119,645)	$3,606,645

Liabilities and equity:
Current liabilities	$132,628	$403,752	$49,410	$—	$585,790
Long-term debt, net of current	1,277,422	1,519	—	—	1,278,941
Deferred revenue, net of current	—	452,286	163	—	452,449
Deferred income taxes, long term	—	60,557	24,035	(59,284)	25,308
Intercompany payable	363,317	22,325	124,493	(510,135)	—
Other liabilities	133,272	34,149	1,822	—	169,243
Total CoreLogic stockholders' equity	1,094,914	2,344,476	205,750	(2,550,226)	1,094,914
Total liabilities and equity	$3,001,553	$3,319,064	$405,673	$(3,119,645)	$3,606,645

	Condensed Balance Sheet
	As of December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Assets:
Cash and cash equivalents	$28,259	$33,186	$37,645	$—	$99,090
Accounts receivable	—	211,943	29,045	—	240,988
Other current assets	80,110	117,008	5,070	—	202,188
Property and equipment, net	17,806	322,109	35,739	—	375,654
Goodwill, net	—	1,700,102	181,445	—	1,881,547
Other intangible assets, net	233	319,756	32,159	—	352,148
Capitalized data and database cost, net	—	258,425	69,416	—	327,841
Investments in affiliates, net	—	68,112	1,093	—	69,205
Deferred income tax assets, long-term	51,763	—	2,219	(51,763)	2,219
Restricted cash	9,777	—	1,149	—	10,926
Investment in subsidiaries	2,539,614	—	—	(2,539,614)	—
Intercompany receivable	128,222	329,847	—	(458,069)	—
Other assets	102,148	8,420	1,342	—	111,910
Total assets	$2,957,932	$3,368,908	$396,322	$(3,049,446)	$3,673,716

Liabilities and equity:
Current liabilities	$136,863	$410,538	$67,075	$—	$614,476
Long-term debt, net of current	1,313,895	(25,718)	—	—	1,288,177
Deferred revenue, net of current	—	448,654	165	—	448,819
Deferred income taxes, long term	—	132,228	26,784	(51,763)	107,249
Intercompany payable	329,847	22,325	105,897	(458,069)	—
Other liabilities	127,837	35,982	1,686	—	165,505
Total CoreLogic stockholders' equity	1,049,490	2,344,899	194,715	(2,539,614)	1,049,490
Total liabilities and equity	$2,957,932	$3,368,908	$396,322	$(3,049,446)	$3,673,716

	Condensed Statement of Operations
	For the Three Months Ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$421,602	$31,941	$—	$453,543
Intercompany revenues	—	—	188	(188)	—
Cost of services (exclusive of depreciation and amortization below)	—	235,338	10,035	4	245,377
Selling, general and administrative expenses	4,791	88,975	17,637	(192)	111,211
Depreciation and amortization	1,117	32,275	6,252	—	39,644
Operating (loss)/income	(5,908)	65,014	(1,795)	—	57,311
Total interest expense, net	(12,307)	(294)	(1,052)	—	(13,653)
Loss on investments and other, net	(251)	—	—	—	(251)
(Benefit)/provision for income taxes	(6,087)	23,015	(1,149)	—	15,779
Equity in earnings/(losses) of affiliates, net of tax	—	248	(338)	—	(90)
Equity in earnings of subsidiary, net of tax	39,859	—	—	(39,859)	—
Net income from continuing operations, net of tax	27,480	41,953	(2,036)	(39,859)	27,538
Loss from discontinued operations, net of tax	—	(58)	—	—	(58)
Net income/(loss) attributable to CoreLogic	$27,480	$41,895	$(2,036)	$(39,859)	$27,480

Net income/(loss)	$27,480	$41,895	$(2,036)	$(39,859)	$27,480
Total other comprehensive income/(loss)	9,283	—	11,595	(11,595)	9,283
Comprehensive income attributable to CoreLogic	$36,763	$41,895	$9,559	$(51,454)	$36,763

	Condensed Statement of Operations
	For the Three Months Ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Operating revenues	$—	$331,904	$32,868	$—	$364,772
Intercompany revenues	—	—	198	(198)	—
Cost of services (exclusive of depreciation and amortization below)	—	173,720	11,841	(18)	185,543
Selling, general and administrative expenses	18,998	68,419	6,749	(180)	93,986
Depreciation and amortization	1,253	28,648	6,077	—	35,978
Operating (loss)/income	(20,251)	61,117	8,399	—	49,265
Total interest expense, net	(11,400)	(463)	(514)	—	(12,377)
Gain on investment and other, net	309	—	—	—	309
(Benefit)/provision for income taxes	(13,346)	22,159	2,652	—	11,465
Equity in earnings/(losses) of affiliates, net of tax	—	3,855	(89)	—	3,766
Equity in earnings of subsidiary, net of tax	47,175	—	—	(47,175)	—
Net income from continuing operations, net of tax	29,179	42,350	5,144	(47,175)	29,498
Loss from discontinued operations, net of tax	—	(111)	—	—	(111)
Net income	29,179	42,239	5,144	(47,175)	29,387
Less: Net income attributable to noncontrolling interest	—	—	208	—	208
Net income attributable to CoreLogic	$29,179	$42,239	$4,936	$(47,175)	$29,179

Net income	$29,179	$42,239	$5,144	$(47,175)	$29,387
Total other comprehensive loss	(24,248)	—	(21,776)	21,776	(24,248)
Less: Comprehensive income attributable to noncontrolling interests	—	—	208	—	208
Comprehensive income/(loss) attributable to CoreLogic	$4,931	$42,239	$(16,840)	$(25,399)	$4,931

	Condensed Statement of Cash Flows
	For the Three Months Ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash provided/(used in) by operating activities - continuing operations	$5,031	$84,743	$(3,074)	$—	$86,700
Net cash provided by operating activities - discontinued operations	—	27	—	—	27
Total cash provided by/(used in) operating activities	$5,031	$84,770	$(3,074)	$—	$86,727
Cash flow from investing activities:
Purchase of subsidiary shares from and other decreases in noncontrolling interests	$—	$—	$(18,023)	$—	$(18,023)
Purchases of property and equipment	(158)	(7,659)	(1,993)	—	(9,810)
Purchases of capitalized data and other intangible assets	—	(7,601)	(1,420)	—	(9,021)
Purchases of investments	—	—	(440)	—	(440)
Proceeds from sale of property and equipment	—	8	—	—	8
Change in restricted cash	(4)	—	(113)	—	(117)
Net cash used in investing activities - continuing operations	(162)	(15,252)	(21,989)	—	(37,403)
Net cash provided by investing activities - discontinued operations	—	—	—	—	—
Total cash used in investing activities	$(162)	$(15,252)	$(21,989)	$—	$(37,403)
Cash flow from financing activities:
Repayments of long-term debt	$(10,625)	$(5,205)	$—	$—	$(15,830)
Proceeds from issuance of shares in connection with share-based compensation	6,296	—	—	—	6,296
Minimum tax withholdings related to net share settlements	(7,178)	—	—	—	(7,178)
Excess tax benefit related to stock options	1,265	—	—	—	1,265
Intercompany payments	(22,083)	(77,797)	—	99,880	—
Intercompany proceeds	77,797	—	22,083	(99,880)	—
Net cash provided by/(used in) financing activities - continuing operations	45,472	(83,002)	22,083	—	(15,447)
Net cash provided by financing activities - discontinued operations	—	—	—	—	—
Total cash provided by/(used in) financing activities	$45,472	$(83,002)	$22,083	$—	$(15,447)
Effect of exchange rate on cash	—	—	137	—	137
Net change in cash and cash equivalents	50,341	(13,484)	(2,843)	—	34,014
Cash and cash equivalents at beginning of period	28,259	33,186	37,645	—	99,090
Less: Change in cash and cash equivalents - discontinued operations	—	27	—	—	27
Plus: Cash swept from discontinued operations	—	27	—	—	27
Cash and cash equivalents at end of period	$78,600	$19,702	$34,802	$—	$133,104

	Condensed Statement of Cash Flows
	For the Three Months Ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/Eliminating Adjustments	Total
Cash flows from operating activities:
Net cash (used in)/provided by operating activities - continuing operations	$(25,381)	$53,933	$12,692	$—	$41,244
Net cash used in operating activities - discontinued operations	—	(1,010)	—	—	(1,010)
Total cash (used in)/provided by operating activities	$(25,381)	$52,923	$12,692	$—	$40,234
Cash flow from investing activities:
Purchases of property and equipment	$(359)	$(8,511)	$(2,527)	$—	$(11,397)
Purchases of capitalized data and other intangible assets	—	(7,797)	(3,447)	—	(11,244)
Purchases of investments	—	—	(388)	—	(388)
Change in restricted cash	—	—	146	—	146
Net cash used in investing activities - continuing operations	(359)	(16,308)	(6,216)	—	(22,883)
Net cash provided by investing activities - discontinued operations	—	—	—	—	—
Total cash used in investing activities	$(359)	$(16,308)	$(6,216)	$—	$(22,883)
Cash flow from financing activities:
Proceeds from long-term debt	$—	$135	$—	$—	$135
Repayments of long-term debt	(35,551)	—	—	—	(35,551)
Proceeds from issuance of shares in connection with share-based compensation	10,701	—	—	—	10,701
Minimum tax withholdings related to net share settlements	(11,792)	—	—	—	(11,792)
Excess tax benefit related to stock options	4,575	—	—	—	4,575
Intercompany payments	—	(42,910)	(3,656)	46,566	—
Intercompany proceeds	46,566	—	—	(46,566)	—
Net cash provided by/(used in) financing activities - continuing operations	14,499	(42,775)	(3,656)	—	(31,932)
Net cash provided by financing activities - discontinued operations	—	—	—	—	—
Total cash provided by/(used in) financing activities	$14,499	$(42,775)	$(3,656)	$—	$(31,932)
Effect of exchange rate on cash	—	—	67	—	67
Net change in cash and cash equivalents	(11,241)	(6,160)	2,887	—	(14,514)
Cash and cash equivalents at beginning of period	61,602	8,733	34,342	—	104,677
Less: Change in cash and cash equivalents - discontinued operations	—	(1,010)	—	—	(1,010)
Plus: Cash swept to discontinued operations	(1,467)	—	—	—	(1,467)
Cash and cash equivalents at end of period	$48,894	$3,583	$37,229	$—	$89,706

Note 16 – Subsequent Events

In April 2016, we completed the acquisition of FNC, Inc. ("FNC"), for up to $475.0 million, with $400.0 million in cash paid at closing, subject to certain closing adjustments, and up to $75.0 million to be paid in 2018 contingent upon the achievement of certain revenue targets in fiscal 2017. We funded the transaction primarily by drawing $390.0 million on our existing revolving credit facility and also used cash on hand. FNC is a leading provider of real estate collateral information technology and solutions that automates property appraisal ordering, tracking, documentation and review for lender compliance with government regulations and will be reported within our PI reporting segment.

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

•	compromises in the security of our data, including cyber-based attacks, the transmission of confidential information or systems interruptions;

•	difficult conditions in the mortgage and consumer lending industries and the economy generally;

•	reliance on our top ten clients for a significant portion of our revenue and profit;

•	our ability to protect proprietary technology rights;

•	our ability to realize the anticipated benefits of certain acquisitions and the timing thereof;

•	risks related to the outsourcing of services and international operations;

•	our cost-containment and growth strategies and our ability to effectively and efficiently implement them;

•	the level of our indebtedness, our ability to service our indebtedness and the restrictions in our various debt agreements;

•	intense competition in the market against third parties and the in-house capabilities of our clients;

•	our ability to attract and retain qualified management;

•	impairments in our goodwill or other intangible assets; and

•	the remaining tax sharing arrangements and other obligations associated with the spin off of First American Financial Corporation ("FAFC").

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

Reportable Segments

We have organized our reportable segments into the following two segments: Property Intelligence ("PI") and Risk Management and Workflow ("RMW").

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

RESULTS OF OPERATIONS

Overview of Business Environment and Company Developments

Business Environment

The volume of U.S. mortgage loan originations serves as a key market driver for approximately 70% of our business. We believe the volume of real estate and mortgage transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, employment levels and the overall state of the U.S. economy. We believe mortgage originations decreased by approximately 10% in the first quarter of 2016 relative to the same period in 2015. We expect the mortgage origination market will continue to shift more towards a purchase driven market, which will partially offset the expected continued decline of refinance activity in 2016. Overall, we expect full year 2016 mortgage unit volumes to decline 15% when compared to 2015 levels.

We generate the majority of our revenues from clients with operations in the U.S. residential real estate, mortgage origination and mortgage servicing markets. Approximately 43.0% and 20.0% of our operating revenues for the three months ended March 31, 2016 and 2015, respectively, were generated from our ten largest clients, who consist of the largest U.S. mortgage originators and servicers. Two of our clients accounted for 14.0% and 12.0% of our operating revenues for the three months ended March 31, 2016. No client accounted for 10.0% or more of our operating revenues for the three months ended March 31, 2015.

While the majority of our revenues are generated in the U.S., continued strengthening of the U.S. dollar versus other currencies in 2016 has unfavorably impacted the financial results translation of our international operations. For the three months ended March 31, 2016, our revenues were unfavorably impacted by $2.6 million due to foreign currency translation.

Acquisition

In December 2015, we entered into an agreement to acquire FNC, Inc. ("FNC"), a leading provider of real estate collateral information technology and solutions that automates property appraisal ordering, tracking, documentation and review for lender compliance with government regulations. We amended the terms of the transaction and completed the acquisition in April 2016. The total consideration is up to $475.0 million, with $400.0 million in cash paid at closing, subject to certain closing adjustments, and up to $75.0 million to be paid in 2018 contingent upon the achievement of certain revenue targets in fiscal 2017. We funded the transaction primarily by drawing $390.0 million on our existing revolving credit facility and also used cash on hand. The acquisition of FNC will expand our real estate asset valuation and appraisal solutions footprint in connection with loan originations and will be reported within our PI reporting segment.

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

Consolidated Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Operating Revenues

Our consolidated operating revenues were $453.5 million for the three months ended March 31, 2016, an increase of $88.8 million, or 24.3%, when compared to 2015, and consisted of the following:

(in thousands, except percentages)	2016	2015	$ Change	% Change
PI	$241,439	$153,393	$88,046	57.4%
RMW	215,019	214,011	1,008	0.5
Corporate and eliminations	(2,915)	(2,632)	(283)	10.8
Operating revenues	$453,543	$364,772	$88,771	24.3%

Our PI segment revenues increased by $88.0 million, or 57.4%, when compared to 2015. Acquisition activity contributed $90.8 million of additional revenues in 2016. Excluding acquisition activity, the decrease of $2.8 million was due to lower property information and analytics revenues of $4.1 million due to the impact of lower mortgage origination volumes and the impact of unfavorable foreign currency translation of $2.6 million. The variance was partially offset by higher international and insurance related revenues of $3.9 million within our property information and analytics solutions group.

Our RMW segment revenues increased by $1.0 million, or 0.5%, when compared to 2015. The variance was primarily due to improved pricing and market share gains, which increased our revenues from property tax processing by $7.5 million and credit & screening solutions by $1.1 million, partially offset by declines in our technology solutions revenues from reduced project-related revenues and the wind-down of non-core product lines of approximately $7.6 million.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services

Our consolidated cost of services was $245.4 million for the three months ended March 31, 2016, an increase of $59.8 million, or 32.2%, when compared to 2015. Acquisition activity contributed $62.3 million of additional expense in 2016. Excluding acquisition activity, the decrease of $2.4 million was primarily due to favorable product mix.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $111.2 million for the three months ended March 31, 2016, an increase of $17.2 million, or 18.3%, when compared to 2015. Acquisition activity contributed $20.4 million of additional expense in 2016. Excluding acquisition activity, the decrease of $3.2 million was primarily due to lower compensation-related expenses of $5.0 million and lower professional fees of $4.8 million, partially offset by higher severance costs of $3.3 million, higher acquisition-related costs of $0.9 million, higher legal-related costs of $1.1 million and higher external services costs and other expenses of $1.3 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $39.6 million for the three months ended March 31, 2016, an increase of $3.7 million, or 10.2%, when compared to 2015. Acquisition activity contributed $4.8 million of additional expense in 2016, partially offset by lower depreciation from assets that were fully depreciated in the prior year.

Operating Income

Our consolidated operating income was $57.3 million for the three months ended March 31, 2016, an increase of $8.0 million, or 16.3%, when compared to 2015, and consisted of the following:

(in thousands, except percentages)	2016	2015	$ Change	% Change
PI	$17,277	$19,619	$(2,342)	(11.9)%
RMW	52,924	50,965	1,959	3.8
Corporate and eliminations	(12,890)	(21,319)	8,429	(39.5)
Operating income	$57,311	$49,265	$8,046	16.3%

Our PI segment operating income decreased by $2.3 million, or 11.9%, when compared to 2015. Acquisition activity contributed $3.4 million of operating income in 2016. Excluding acquisition activity, operating income decreased $5.7 million and operating margins decreased 355 basis points primarily due to lower property information and analytics due to the impact of lower mortgage origination volumes.

Our RMW segment operating income increased by $2.0 million, or 3.8%, when compared to 2015 primarily due to market share gains and the impact of on-going operational efficiency programs in our property tax processing of $3.9 million, partially offset by declines in our technology solutions revenues from reduced project-related revenues and the wind-down of non-core product lines. Operating margins remained consistent at approximately 25%.

Corporate and eliminations had a favorable variance of $8.4 million primarily due to the result of our cost efficiency programs.

Total Interest Expense, Net

Our consolidated total interest expense, net was $13.7 million for the three months ended March 31, 2016, an increase of $1.3 million, or 10.3%, when compared to 2015. The increase was primarily due to an out-of-period adjustment recorded during the first quarter of 2015, which reduced interest expense by $5.2 million in 2015, partially offset by lower interest rates in 2016.

(Loss)/Gain on Investments and Other, Net

Our consolidated loss on investments and other, net was $0.3 million for the three months ended March 31, 2016, an unfavorable variance of $0.6 million when compared to 2015, due primarily to lower realized gains on investments in the current year.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations before equity in earnings of affiliates and income taxes was $15.8 million and $11.5 million for the three months ended March 31, 2016 and 2015, respectively. The effective tax rate was 36.4% and 30.8% for the three months ended March 31, 2016 and 2015, respectively. The increase in the effective income tax rates was primarily attributable to a prior year non-recurring favorable discrete item, which related to an audit settlement for an IRS exam associated with pre-acquisition exposures of Marshall & Swift/Boeckh and DataQuick Information Systems.

Equity in (Losses)/Earnings of Affiliates, Net of Tax

Our consolidated equity in losses of affiliates, net of tax, was $0.1 million for the three months ended March 31, 2016, a variance of $3.9 million, or 102.4%, when compared to 2015. We have equity interests in various affiliates that primarily provide settlement services in connection with residential mortgage loans. The variance was primarily due to the acquisition of the remaining interest in RELS in December 2015, which contributed $3.1 million of earnings in the first quarter of 2015. Following the acquisition, RELS is a consolidated subsidiary and is no longer accounted for under the equity method of accounting. The remaining variance is due to lower earnings from our valuation solutions investment.

Net Income Attributable to Noncontrolling Interests

Our consolidated net income attributable to noncontrolling interests decreased by $0.2 million for the three months ended March 31, 2016 when compared to 2015 due to the acquisition of the remaining 40.0% interest in New Zealand-based Property IQ Ltd.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at March 31, 2016 totaled $133.1 million, an increase of $34.0 million from December 31, 2015. Our cash balances held outside of the U.S. are primarily related to our international operations and, as of March 31, 2016, totaled $35.9 million. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We plan to maintain significant cash balances outside the U.S. for the foreseeable future.

Restricted cash of $11.0 million at March 31, 2016 and $10.9 million as of December 31, 2015 represents cash pledged for various letters of credit provided in the ordinary course of business to certain vendors, including in connection with obtaining insurance and real property leases.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in operating assets and liabilities. Total cash provided by operating activities was approximately $86.7 million and $40.2 million for the three months ended March 31, 2016 and 2015, respectively. The increase in cash provided by operating activities was primarily due to favorable changes in certain working capital items, namely our income tax, accounts receivable and deferred revenue balances.

Investing Activities. Total cash used in investing activities was approximately $37.4 million and $22.9 million during the three months ended March 31, 2016 and 2015, respectively. The increase in investing activities is primarily due to the acquisition of the remaining 40.0% interest in New Zealand-based Property IQ Ltd. for $18.0 million. Further, for the three months ended March 31, 2016 and 2015, we had investments in property and equipment of $9.8 million and $11.4 million, respectively, and capitalized data and other intangible assets of $9.0 million and $11.2 million, respectively.

Financing Activities. Total cash used in financing activities was approximately $15.4 million for the three months ended March 31, 2016, which was primarily comprised of repayment of long-term debt of $15.8 million, partially offset by net proceeds from stock-based compensation-related transactions of $0.4 million. Total cash used in financing activities was $31.9 million for the three months ended March 31, 2015, primarily due to repayment of long-term debt of $35.6 million, partially offset by net settlement from stock-based compensation-related transactions of $3.5 million.

Financing and Financing Capacity

Total debt outstanding was $1.3 billion as of March 31, 2016 and December 31, 2015. Our significant debt instruments and borrowing capacity are described below.

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

The indenture governing the Notes contains a financial covenant for the incurrence of additional indebtedness that requires the interest coverage ratio be at least 2:00 to 1:00 on a pro forma basis after giving effect to any new indebtedness. There are carve-outs that permit us to incur certain indebtedness notwithstanding satisfaction of this ratio but they are limited. Based on our EBITDA and interest charges as of March 31, 2016, we would be able to incur additional indebtedness without breaching the limitation on indebtedness covenant contained in the indenture, as we are in compliance with all of our covenants under the indenture.

Credit Agreement

For a detailed description of our senior secured credit facility (the "Credit Agreement"), see Note 6 - Long-Term Debt of the Notes to Consolidated Financial Statements included in Item 1 - Financial Statements of this Quarterly Report on Form 10-Q. In April 2015, we amended and restated our Credit Agreement with Bank of America, N.A. as administrative agent and other financial institutions. The Credit Agreement provides for an $850.0 million five-year term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility") that expires in April 2020. The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $750.0 million in the aggregate.

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

The Credit Agreement provides that loans under the Term Facility shall be repaid in equal quarterly installments, commencing in the third quarter of 2015 and continuing on each three-month anniversary thereafter in an amount equal to $10.6 million for the first eight quarterly payments, $21.3 million for the next four quarterly payments and $31.9 million for each quarterly payment thereafter. The outstanding balance of the term loan will be due on April 21, 2020.

At March 31, 2016, we had additional borrowing capacity under the Revolving Facility of $475.0 million and were in compliance with the financial and restrictive covenants of the Credit Agreement. However, if we have a significant increase in our outstanding debt or if our EBITDA decreases significantly, we may be unable to incur additional indebtedness and the lenders under the Credit Agreement may be unwilling to permit us to amend the financial or restrictive covenants described above to provide additional flexibility.

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

In April 2016, we completed our acquisition of FNC in connection with our valuation solutions strategy. We funded the transaction primarily by drawing $390.0 million on our existing revolving credit facility and also used cash on hand. While we maintain adequate cash balances and additional borrowing capacity, we will continue to evaluate additional financing alternatives as we determine appropriate.

We strive to pursue a balanced approach to capital allocation and will consider the repurchase of common shares, the retirement of outstanding debt and the pursuit of strategic acquisitions on an opportunistic basis.

Availability of Additional Capital

Our access to additional capital fluctuates as market conditions change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. Based on current market conditions and our financial condition (including our ability to satisfy the conditions contained in our debt instruments that are required to be satisfied to permit us to incur additional indebtedness), we believe that we have the ability to effectively access these liquidity sources for capital or new borrowings. However, a weakening of our financial condition, including a significant decrease in our profitability or cash flows or a material increase in our leverage, could adversely affect our ability to access these markets and/or increase our cost of borrowings.

Critical Accounting Policies and Estimates

For additional information with respect to our critical accounting policies, which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2015. Management believes that at March 31, 2016, there had been no material changes to this information.

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

As of March 31, 2016, we had approximately $1.3 billion in long-term debt outstanding, of which approximately $893.1 million was variable-interest-rate debt. As of March 31, 2016, the remaining notional balance of the Swaps was $437.5 million. A hypothetical 1% increase or decrease in interest rates could result in an approximately $1.1 million change to interest expense on a quarterly basis.

We are also subject to equity price risk related to our equity securities portfolio. At March 31, 2016, we had equity securities with a fair value of $23.3 million.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item  1.  Legal Proceedings.

For a description of our legal proceedings, see Note 11 – Litigation and Regulatory Contingencies of our condensed consolidated financial statements, which is incorporated by reference in response to this item.

Item  1A.  Risk Factors.

A restated description of the risk factors associated with our business is set forth below. This description supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. The risks discussed below are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our ten largest clients generated approximately 43% of our operating revenues for quarter ended March 31, 2016, and two of our largest clients each generated over 10% of our revenue in the first quarter of 2016. We expect that a limited number of our clients will continue to represent a significant portion of our revenues for the foreseeable future, and that our concentration of revenue with one or more clients may continue to be significant or increase. These clients face continued pressure in the current economic and regulatory climate. Many of our relationships with these clients are long-standing and are important to our future operating results, but there is no guarantee that we will be able to retain or renew existing agreements or maintain our relationships on acceptable terms or at all. In addition, in response to increased regulatory oversight, clients in the mortgage lending industry may have internal policies that require them to use multiple vendors or service providers, thereby causing a diversification of revenue among many vendors. Deterioration in or termination of any of these relationships, including through vendor diversification policies or merger or consolidation among our clients, could significantly reduce our revenue and could adversely affect our business, financial condition and results of operations. In addition, certain of our businesses have higher client concentration than our company as a whole. As a result, these businesses may be disproportionately affected by declining revenue from, or loss of, a significant client.

6.	Systems interruptions may impair the delivery of our products and services, causing potential client and revenue loss.

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

7.
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

As of March 31, 2016, our total debt was approximately $1.3 billion, and we have unused commitments of approximately $475.0 million under our credit facilities. In April 2016, we completed the acquisition of FNC and funded the transaction primarily by drawing an additional $390.0 million under our revolving credit facility. Following completion of the acquisition, we had unused commitments of approximately $85.0 million under our credit facilities.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2016, we did not issue any unregistered shares of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 31, 2015, the Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $350.0 million. The new share repurchase authorization replaces the unused portion of our previous share repurchase authorization, which was announced in December 2013. As of March 31, 2016, we had $311.3 million in value of shares remaining that could be purchased in the future under the current authorization. The stock repurchase authorization has no expiration date and repurchases may be made in the open market, in privately negotiated transactions or under a Rule 10b5-1 plan.

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

During the quarter ended March 31, 2016, we did not repurchase any shares of our common stock.

Item 3.  Defaults upon Senior Securities. None.

Item 4.  Mine Safety Disclosures. Not applicable.

Item  5.  Other Information.

Completion of Acquisition

On April 20, 2016, we, through CoreLogic Solutions, LLC, a California limited liability company and wholly owned subsidiary of ours (“CoreLogic Solutions”), and CoreLogic Acquisition Co., Inc., a Mississippi corporation and wholly owned subsidiary of CoreLogic Solutions (“Acquisition Co”), completed the previously-announced merger of Acquisition Co with and into FNC Holding Company, Inc., a Mississippi corporation (“Holdco”), with Holdco continuing as the surviving corporation and a wholly owned subsidiary of CoreLogic Solutions (the “Merger”), pursuant to the terms of that certain Agreement and Plan of Merger (the “Merger Agreement”) with Holdco and Dennis S. Tosh, Jr., an individual resident of Mississippi, solely in his capacity as Shareholder Representative, as amended by that certain First Amendment dated April 7, 2016 (the “Amendment”). The total consideration paid was $400.0 million in cash, which was funded through a combination of cash on hand and borrowings under our existing credit agreement.

The foregoing description of the Merger Agreement and the Amendment is only a summary, does not purport to be complete and is qualified in its entirety by reference to, and should be read in conjunction with, the full text of the Merger Agreement, which was filed as Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and is incorporated herein by reference, and the Amendment, which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on April 8, 2016 and is incorporated herein by reference.

Borrowing Under Revolving Facility

On April 18, 2016, we borrowed $390.0 million under our $550.0 million Revolving Credit Facility to fund a portion of the consideration paid for the Merger described above. As of the closing of the Merger, the Company’s aggregate borrowings under the Revolving Facility totaled $465.0 million.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Anand Nallathambi
Anand Nallathambi
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ James L. Balas
James L. Balas
Chief Financial Officer
(Principal Financial & Accounting Officer)
Date:	April 22, 2016

EXHIBIT INDEX

Exhibit Number	Description
2.1
Purchase and Sale Agreement by and among CoreLogic Acquisition Co. I, LLC, CoreLogic Acquisition Co. II, LLC, CoreLogic Acquisition Co. III, LLC, Property Data Holdings, Ltd., DataQuick Lending Solutions, Inc., Decision Insight Information Group S.à r.l., and solely with respect to, and as specified in, Sections 2.5, 2.7, 2.10(f), 5.7, 5.18, 5.21, 8.2(b), 8.7(b), and 9.15 of the Purchase and Sale Agreement, CoreLogic Solutions, LLC, and solely with respect to, and as specified in, Sections 5.4 and 5.7 of the Purchase and Sale Agreement, Property Data Holdings, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 5, 2013)^+

2.2
Agreement and Plan of Merger, dated December 17, 2015, by and among CoreLogic Solutions, LLC, CoreLogic Acquisition Co., Inc., FNC Holding Company, Inc. and, solely in his capacity as Shareholder Representative, Dennis S. Tosh, Jr. (incorporated by reference to Exhibit 2.2 to the Company's Annual Report on Form 10-K as filed with the SEC on February 26, 2016)^+

2.3	First Amendment to Agreement and Plan of Merger, dated as of April 7, 2016, by and among CoreLogic Solutions, LLC, CoreLogic Acquisition Co., Inc., FNC Holding Company, Inc. and Dennis S. Tosh, Jr.^

3.1
Amended and Restated Certificate of Incorporation of CoreLogic, Inc., dated May 28, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 1, 2010)

3.2	Amended and Restated Bylaws of CoreLogic, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 5, 2014)

10.1	CoreLogic, Inc. Directors' Compensation Policy, effective April 8, 2016*✓

10.2	Form of Non-Employee Director Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement, approved April 8, 2016*✓

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 ✓

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 ✓

101	Extensible Business Reporting Language (XBRL)✓

✓	Included in this filing.
*	Indicates a management contract or compensatory plan or arrangement in which any director or named executive officer participates.
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