Form 10-Q
period 2016-06-30
CORELOGIC, INC.
filed 2016-07-27
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

On July 25, 2016 there were 88,296,578 shares of common stock outstanding.

CoreLogic, Inc.
INFORMATION INCLUDED IN REPORT

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.
CoreLogic, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except par value)	June 30,	December 31,
Assets	2016	2015
Current assets:
Cash and cash equivalents	$72,367	$99,090
Marketable securities	22,570	22,709
Accounts receivable (less allowance for doubtful accounts of $7,633 and $6,212 as of June 30, 2016 and December 31, 2015, respectively)	267,089	240,988
Prepaid expenses and other current assets	70,107	45,882
Income tax receivable	8,756	37,029
Deferred income tax assets, current	—	95,887
Assets of discontinued operations	681	681
Total current assets	441,570	542,266
Property and equipment, net	455,438	375,654
Goodwill, net	2,099,173	1,881,547
Other intangible assets, net	507,795	352,148
Capitalized data and database costs, net	330,762	327,841
Investment in affiliates, net	63,348	69,205
Deferred income tax assets, long-term	2,240	2,219
Restricted cash	11,009	10,926
Other assets	107,987	111,910
Total assets	$4,019,322	$3,673,716
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$175,461	$158,213
Accrued salaries and benefits	84,241	117,187
Deferred revenue, current	280,461	269,071
Mandatorily redeemable noncontrolling interests	—	18,981
Current portion of long-term debt	43,863	48,497
Liabilities of discontinued operations	2,506	2,527
Total current liabilities	586,532	614,476
Long-term debt, net of current	1,584,947	1,288,177
Deferred revenue, net of current	459,765	448,819
Deferred income tax liabilities, long term	101,881	107,249
Other liabilities	175,938	165,505
Total liabilities	2,909,063	2,624,226

Stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 88,293 and 88,228 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	542,101	551,206
Retained earnings	686,301	618,399
Accumulated other comprehensive loss	(118,144)	(120,116)
Total stockholders' equity	1,110,259	1,049,490
Total liabilities and equity	$4,019,322	$3,673,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Operating revenues	$500,204	$386,013	$953,747	$750,784
Cost of services (excluding depreciation and amortization shown below)	264,731	189,743	510,110	375,286
Selling, general and administrative expenses	116,667	98,291	227,877	192,276
Depreciation and amortization	43,291	37,272	82,935	73,250
Total operating expenses	424,689	325,306	820,922	640,812
Operating income	75,515	60,707	132,825	109,972
Interest expense:
Interest income	557	882	1,186	2,340
Interest expense	18,401	17,480	32,681	31,315
Total interest expense, net	(17,844)	(16,598)	(31,495)	(28,975)
Gain/(loss) on investments and other, net	2,958	(1,356)	2,707	(1,047)
Income from continuing operations before equity in earnings of affiliates and income taxes	60,629	42,753	104,037	79,950
Provision for income taxes	20,283	14,156	36,062	25,622
Income from continuing operations before equity in earnings of affiliates	40,346	28,597	67,975	54,328
Equity in earnings/(losses) of affiliates, net of tax	78	4,667	(11)	8,434
Net income from continuing operations	40,424	33,264	67,964	62,762
Loss from discontinued operations, net of tax	(4)	(217)	(62)	(329)
Net income	40,420	33,047	67,902	62,433
Less: Net income attributable to noncontrolling interests	—	258	—	465
Net income attributable to CoreLogic	$40,420	$32,789	$67,902	$61,968
Amounts attributable to CoreLogic stockholders:
Net income from continuing operations	$40,424	$33,006	$67,964	$62,297
Loss from discontinued operations, net of tax	(4)	(217)	(62)	(329)
Net income attributable to CoreLogic	$40,420	$32,789	$67,902	$61,968
Basic income per share:
Net income from continuing operations	$0.46	$0.37	$0.77	$0.69
Loss from discontinued operations, net of tax	—	—	—	—
Net income attributable to CoreLogic	$0.46	$0.37	$0.77	$0.69
Diluted income per share:
Net income from continuing operations	$0.45	$0.36	$0.76	$0.68
Loss from discontinued operations, net of tax	—	—	—	—
Net income attributable to CoreLogic	$0.45	$0.36	$0.76	$0.68
Weighted-average common shares outstanding:
Basic	88,572	89,654	88,441	89,702
Diluted	89,968	90,963	89,947	91,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Net income	$40,420	$33,047	$67,902	$62,433
Other comprehensive (loss)/income
Market value adjustments to marketable securities, net of tax	(480)	1,143	(86)	948
Market value adjustments on interest rate swap, net of tax	(439)	1,113	(3,038)	(1,067)
Foreign currency translation adjustments	(6,285)	630	5,309	(21,146)
Supplemental benefit plans adjustments, net of tax	(107)	(98)	(213)	(195)
Total other comprehensive (loss)/income	(7,311)	2,788	1,972	(21,460)
Comprehensive income	33,109	35,835	69,874	40,973
Less: Comprehensive income attributable to the noncontrolling interests	—	258	—	465
Comprehensive income attributable to CoreLogic	$33,109	$35,577	$69,874	$40,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$67,902	$62,433
Less: Loss from discontinued operations, net of tax	(62)	(329)
Net income from continuing operations	67,964	62,762
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	82,935	73,250
Amortization of debt issuance costs	2,966	3,428
Provision for bad debt and claim losses	6,927	5,754
Share-based compensation	19,318	18,539
Excess tax benefit related to stock options	(1,816)	(5,641)
Equity in losses/(earnings) of affiliates, net of taxes	11	(8,434)
Gain on sale of property and equipment	(16)	—
Loss on early extinguishment of debt	—	1,589
Deferred income tax	9,048	(1,113)
(Gain)/loss on investments and other, net	(2,707)	1,047
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(20,473)	(52,792)
Prepaid expenses and other current assets	(18,126)	(1,561)
Accounts payable and accrued expenses	(21,620)	(16,582)
Deferred revenue	22,147	46,724
Income taxes	27,461	(3,355)
Dividends received from investments in affiliates	6,921	16,488
Other assets and other liabilities	(7,612)	(6,976)
Net cash provided by operating activities - continuing operations	173,328	133,127
Net cash used in operating activities - discontinued operations	(84)	(7,372)
Total cash provided by operating activities	$173,244	$125,755
Cash flows from investing activities:
Purchase of subsidiary shares from and other decreases in noncontrolling interests	$(18,023)	$—
Purchases of property and equipment	(27,858)	(21,496)
Purchases of capitalized data and other intangible assets	(17,927)	(18,707)
Cash paid for acquisitions, net of cash acquired	(396,816)	—
Purchases of investments	(615)	(2,516)
Proceeds from sale of property and equipment	16	—
Change in restricted cash	(83)	654
Net cash used in investing activities - continuing operations	(461,306)	(42,065)
Net cash provided by investing activities - discontinued operations	—	—
Total cash used in investing activities	$(461,306)	$(42,065)
Cash flows from financing activities:
Proceeds from long-term debt	$390,000	$14,375
Debt issuance costs	—	(6,452)
Repayment of long-term debt	(101,665)	(36,078)
Proceeds from issuance of shares in connection with share-based compensation	9,801	18,109
Tax withholdings related to net share settlements	(9,098)	(12,742)
Shares repurchased and retired	(29,126)	(58,720)
Excess tax benefit related to stock options	1,816	5,641
Net cash provided by/(used in) financing activities - continuing operations	261,728	(75,867)
Net cash provided by financing activities - discontinued operations	—	—
Total cash provided by/(used in) financing activities	$261,728	$(75,867)
Effect of exchange rate on cash	(389)	1,132
Net change in cash and cash equivalents	(26,723)	8,955
Cash and cash equivalents at beginning of period	99,090	104,677
Less: Change in cash and cash equivalents - discontinued operations	(84)	(7,372)
Plus: Cash swept to discontinued operations	(84)	(7,876)
Cash and cash equivalents at end of period	$72,367	$113,128

Supplemental disclosures of cash flow information:
Cash paid for interest	$31,180	$33,593
Cash paid for income taxes	$3,438	$23,659
Cash refunds from income taxes	$415	$2,816
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$3,775	$4,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Stockholder's Equity
(Unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2015	88,228	$1	$551,206	$618,399	$(120,116)	$1,049,490
Net income	—	—	—	67,902	—	67,902
Shares issued in connection with share-based compensation	865	—	9,801	—	—	9,801
Tax withholdings related to net share settlements	—	—	(9,098)	—	—	(9,098)
Share-based compensation	—	—	19,318	—	—	19,318
Shares repurchased and retired	(800)	—	(29,126)	—	—	(29,126)
Other comprehensive income	—	—	—	—	1,972	1,972
Balance as of June 30, 2016	88,293	$1	$542,101	$686,301	$(118,144)	$1,110,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 – Basis of Condensed Consolidated Financial Statements

CoreLogic, Inc., together with its subsidiaries (collectively "we", "us" or "our"), is a leading global property information, analytics and data-enabled solutions provider operating in North America, Western Europe and Asia Pacific. Our combined data from public, contributory and proprietary sources provides detailed coverage of property, mortgages and other encumbrances, consumer credit, tenancy, location, hazard risk and related performance information. The markets we serve include real estate and mortgage finance, insurance, capital markets and the public sector. We deliver value to clients through unique data, analytics, work flow technology, advisory and managed solutions. Clients rely on us to help identify and manage growth opportunities, improve performance and mitigate risk.

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

Client Concentration

We generate the majority of our revenues from clients with operations in the U.S. residential real estate, mortgage origination and mortgage servicing markets. Approximately 43.0% and 38.0% of our operating revenues for the three months ended June 30, 2016 and 2015, respectively, and approximately 43.0% and 34.0% of our operating revenues for the six months ended June 30, 2016 and 2015, respectively, were generated from our ten largest clients, who consist of the largest U.S. mortgage originators and servicers. Two of our clients accounted for approximately 15.0% and 11.0% of our operating revenues for the three months ended June 30, 2016, and approximately 14.0% and 12.0% of our operating revenues for the six months ended June 30, 2016. No client accounted for 10.0% or more of our operating revenues for the three and six months ended June 30, 2015.

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

The following table shows the components of accumulated other comprehensive loss, net of taxes as of June 30, 2016 and December 31, 2015:

	2016	2015
Cumulative foreign currency translation	$(109,117)	$(114,427)
Cumulative supplemental benefit plans	(3,753)	(3,540)
Net unrecognized losses on interest rate swap	(5,737)	(2,699)
Net unrealized gains on marketable securities	463	550
Accumulated other comprehensive loss	$(118,144)	$(120,116)

Marketable Securities

Debt securities are carried at fair value and consist primarily of investments in obligations of various corporations and mortgage-backed securities. Equity securities are carried at fair value and consist primarily of investments in marketable common and preferred stock. We classify our publicly traded debt and equity securities as available-for-sale and carry them at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive loss. As of June 30, 2016 and December 31, 2015, our marketable securities consisted primarily of investments in preferred stock of $22.6 million and $22.7 million, respectively. There were no gains or losses recognized on sales of marketable securities for the three and six months ended June 30, 2016 and 2015.

Mandatorily Redeemable Noncontrolling Interest

Mandatorily redeemable noncontrolling interests for which there is a contractual requirement for purchasing the interest are included as a liability of NZD$27.8 million, or $19.0 million, in our accompanying condensed consolidated balance sheet as of December 31, 2015. In January 2016, we acquired the remaining 40.0% interest in New Zealand-based Property IQ Ltd. ("PIQ") and settled the mandatorily redeemable noncontrolling interest. See Note 12 - Acquisitions for further discussion.

Tax Escrow Disbursement Arrangements

We administer tax escrow disbursements as a service to our clients in connection with our tax services business. These deposits are maintained in segregated accounts for the benefit of our clients. Tax escrow deposits totaled $804.9 million as of June 30, 2016 and $340.3 million as of December 31, 2015. Because these deposits are held on behalf of our clients, they are not our funds and, therefore, are not included in the accompanying condensed consolidated balance sheets.

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

Under our contracts with our clients, if we make a payment in error or fail to pay a taxing authority when a payment is due, we could be held liable to our clients for all or part of the financial loss they suffer as a result of our act or omission. We maintained claim reserves relating to incorrect disposition of assets of $19.3 million and $21.2 million as of June 30, 2016 and December 31, 2015, respectively, which is reflected in our accompanying condensed consolidated balance sheets as a component of other liabilities.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance for accounting of credit losses affecting the impairment model for most financial assets and certain other instruments. Entities will be required to use a new forward-looking current expected credit loss model for trade and other receivables, held-to-maturity debt securities, loans and other instruments, which will generally lead to an earlier recognition of loss allowances. Entities will recognize losses on available-for-sale debt securities as allowances rather than a reduction in amortized cost of the security while the measurement process of this loss does not change. Disclosure requirements are expanded regarding an entity’s assumptions, models and methods of estimations of the allowance. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Earlier adoption is permitted but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued guidance to simplify some provisions in stock compensation accounting. The accounting for income taxes allows all excess tax benefits and tax deficiencies to be recognized through income tax expense. The statement of cash flows presentation of excess tax benefits should be classified with other income tax cash flows as an operating activity. An entity may also make an entity-wide election to either continue estimating the number of awards that are expected to vest or account for forfeitures as they occur. The requirements to qualify for equity classification permits tax withholding up to the maximum statutory tax rates in the applicable jurisdictions. Lastly, payments of cash by an employer for tax-withholding purposes, when directly withholding shares, are classified as a financing activity on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Earlier adoption is permitted but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued guidance on lease accounting. The standard requires all leases in excess of 12-months to be recognized on the balance sheet as lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not changed significantly from prior GAAP. For operating leases, a lessee is required to 1) recognize a right-of-use asset and lease liability, initially measured at the present value of the lease payment, 2) recognize a single lease cost over the lease term generally on a straight-line basis, and 3) classify all cash payments within operating activities on the cash flow statement. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Earlier adoption is permitted but we do not anticipate electing early adoption. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

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

In November 2015, the FASB issued guidance which requires all deferred tax assets and liabilities, as well as any related valuation allowance, to be classified as non-current on the balance sheet. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and earlier adoption is permitted. As of March 31, 2015, we elected early adoption on a prospective basis and, as of June 30, 2016, we presented $2.2 million of deferred income tax assets, long term and $101.9 million of deferred income tax liabilities, long term in the accompanying condensed consolidated balance sheet.

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

One of our subsidiaries previously owned a 50.1% interest in RELS LLC ("RELS"), a provider of appraisals and appraisal management services used in connection with mortgage loan originations. This investment contributed 85.9% and 84.9% of our total equity in earnings of affiliates, net of tax, for the three and six months ended June 30, 2015, respectively. We acquired the remaining interest in RELS in December 2015. See Note 12 - Acquisitions for further discussion. The following summarizes the financial information for this investment (assuming 100% ownership interest):

	For the Three Months Ended	For the Six Months Ended
(in thousands)	June 30, 2015	June 30, 2015
Statements of income
Total revenues	$69,759	$128,205
Expenses and other	56,806	105,068
Net income attributable to RELS LLC	$12,953	$23,137
CoreLogic equity in earnings of affiliate	$6,489	$11,592

We recorded equity in earnings of affiliates, net of tax of $0.1 million and $4.7 million for the three months ended June 30, 2016 and 2015, respectively, and equity in losses of affiliates, net of tax of less than $0.1 million and equity in earnings of affiliates, net of tax of $8.4 million for the six months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016 and 2015, we recorded $2.7 million and $5.2 million, respectively, of operating revenues and $2.9 million and $3.1 million, respectively, of operating expenses related to our investment in affiliates. In addition, for the six months ended June 30, 2016 and 2015, we recorded $5.2 million and $9.4 million, respectively, of operating revenues and $5.5 million and $6.5 million, respectively, of operating expenses related to our investment in affiliates.

Note 3 - Property and Equipment, Net

Property and equipment, net as of June 30, 2016 and December 31, 2015 consists of the following:

(in thousands)	2016	2015
Land	$7,476	$4,000
Buildings	6,294	111
Furniture and equipment	62,308	62,140
Capitalized software	865,957	759,925
Leasehold improvements	31,135	29,038
	973,170	855,214
Less accumulated depreciation	(517,732)	(479,560)
Property and equipment, net	$455,438	$375,654

Depreciation expense for property and equipment was approximately $21.4 million and $19.2 million for the three months ended June 30, 2016 and 2015, respectively, and $40.6 million and $37.1 million for the six months ended June 30, 2016 and 2015, respectively.

Note 4 – Goodwill, Net

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by operating segment and reporting unit, for the six months ended June 30, 2016, is as follows:

(in thousands)	PI	RMW	Consolidated
Balance as of January 1, 2016
Goodwill	$963,680	$925,392	$1,889,072
Accumulated impairment losses	(600)	(6,925)	(7,525)
Goodwill, net	963,080	918,467	1,881,547
Acquisitions	212,450	—	212,450
Translation adjustments	5,176	—	5,176
Balance as of June 30, 2016
Goodwill, net	$1,180,706	$918,467	$2,099,173

In April 2016, we recorded $211.5 million of goodwill, within our Property Intelligence ("PI") reporting unit, in connection with our acquisition of FNC, Inc. ("FNC"). Further, in May 2016, we recorded $0.9 million of goodwill, within our PI reporting unit, related to an acquisition that was not significant. See Note 12 - Acquisitions for additional information.

Note 5 – Other Intangible Assets, Net

Other intangible assets, net consist of the following:

	June 30, 2016			December 31, 2015
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Client lists	$639,404	$(238,965)	$400,439	$496,192	$(219,887)	$276,305
Non-compete agreements	28,113	(8,946)	19,167	9,302	(7,983)	1,319
Trade names and licenses	121,341	(33,152)	88,189	102,297	(27,773)	74,524
	$788,858	$(281,063)	$507,795	$607,791	$(255,643)	$352,148

Amortization expense for other intangible assets, net was $13.2 million and $9.8 million for the three months ended June 30, 2016 and 2015, respectively, and $24.9 million and $19.6 million for the six months ended June 30, 2016 and 2015, respectively.

Estimated amortization expense for other intangible assets, net is as follows:

(in thousands)
Remainder of 2016	$30,840
2017	61,951
2018	61,147
2019	58,792
2020	56,639
Thereafter	238,426
$507,795

Note 6 – Long-Term Debt, Net of Current

Our long-term debt consists of the following:

	June 30, 2016			December 31, 2015
(in thousands)	Gross	Debt Issuance Costs	Net	Gross	Debt Issuance Costs	Net
Acquisition-related note:
Non-interest bearing acquisition note, $5.0 million installment due March 2016	$—	$—	$—	$4,924	$—	$4,924
Notes:
7.25% senior notes due June 2021	393,000	(10,189)	382,811	393,000	(11,121)	381,879

7.55% senior debentures due April 2028	59,645	(222)	59,423	59,645	(231)	59,414

Bank debt:
Term loan facility borrowings due April 2020, weighted-average interest rate of 2.19% and 1.96% as of June 30, 2016 and December 31, 2015, respectively	807,500	(8,431)	799,069	828,750	(9,720)	819,030
Revolving line of credit borrowings due April 2020, weighted-average interest rate of 2.19% and 1.96% as of June 30, 2016 and December 31, 2015, respectively	390,000	(5,526)	384,474	75,000	(6,262)	68,738
Other debt:
Various debt instruments with maturities through 2019	3,033	—	3,033	2,689	—	2,689
Total long-term debt	1,653,178	(24,368)	1,628,810	1,364,008	(27,334)	1,336,674
Less current portion of long-term debt	43,863	—	43,863	48,497	—	48,497
Long-term debt, net of current portion	$1,609,315	$(24,368)	$1,584,947	$1,315,511	$(27,334)	$1,288,177

As of June 30, 2016 and December 31, 2015, we have recorded $3.6 million of accrued interest expense on our debt-related instruments.

Senior Notes

In May 2011, we issued $400.0 million aggregate principal amount of 7.25% senior notes due 2021 (the "Notes").     In July 2016, we completed the redemption of all outstanding balances under the Notes. See Note 15 - Subsequent Events for further discussion. Prior to redemption, the Notes were guaranteed on a senior unsecured basis by each of our direct and indirect subsidiaries that guarantee our Credit Agreement (defined below).

Credit Agreement

In April 2015, we amended and restated our senior secured credit facility (the "Credit Agreement") with Bank of America, N.A. as administrative agent and other financial institutions. As of June 30, 2016, the Credit Agreement provided for an $850.0 million five-year term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility"). The Revolving Facility included a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provided for the ability to increase the Term Facility and Revolving Facility by up to $750.0 million in the aggregate. As of June 30, 2016, we were in compliance with all of our covenants under the Credit Agreement.

In July 2016, effective June 2016, we amended our Credit Agreement with Bank of America, N.A. as administrative agent and other financial institutions, which allowed us to complete $525.0 million of incremental term loan borrowings. See Note 15 - Subsequent Events for further discussion. The Term Facility matures and the Revolving Facility expires on April

2020.

Debt Issuance Costs

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

Interest Rate Swaps

In May 2014, we entered into amortizing interest rate swap transactions ("Swaps"). The Swaps became effective in December 2014 and terminate in March 2019. The Swaps are for an initial notional balance of $500.0 million, with a fixed interest rate of 1.57%, and amortize quarterly by $12.5 million through December 31, 2017 and $25.0 million through December 31, 2018, with a remaining notional amount of $250.0 million. We entered into the Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges resulted in a liability of $9.3 million and $4.4 million as of June 30, 2016 and December 31, 2015, respectively, which is included in the accompanying condensed consolidated balance sheets as a component of other liabilities.

Unrealized losses of $0.4 million (net of $0.3 million in deferred taxes) and unrealized gains of $1.1 million (net of $0.7 million in deferred taxes) for the three months ended June 30, 2016 and 2015, respectively, and unrealized losses of $3.0 million (net of $1.9 million in deferred taxes) and $1.1 million (net of $0.7 million in deferred taxes) for the six months ended June 30, 2016 and 2015, respectively, were recognized in other comprehensive (loss)/income related to the Swaps.

Note 7 – Income Taxes

The effective income tax rate for income taxes as a percentage of income from continuing operations before equity in earnings of affiliates and income taxes was 33.5% and 33.1% for the three months ended June 30, 2016 and 2015, respectively, and 34.7% and 32.0% for the six months ended June 30, 2016 and 2015, respectively.

For the three and six months ended June 30, 2016 when compared to 2015, the increase in the effective tax rate was due to non-recurring favorable discrete items occurring in 2015, partially offset by current year favorable rate reductions related to federal research credits being permanently enacted, the release of a capital loss valuation allowance related to a capital gain, a current year favorable discrete item related to prior year uncertain foreign tax benefits and a current year unfavorable discrete item from acquisition-related costs.

Income taxes included in equity in earnings of affiliates were $0.3 million and $3.1 million for the three months ended June 30, 2016 and 2015, respectively, and $0.4 million and $5.5 million for the six months ended June 30, 2016 and 2015, respectively. For the purpose of segment reporting, these amounts are included in corporate and therefore not reflected in our reportable segments.

We are currently under examination for the years 2005 to 2011 by the U.S. federal and various state taxing authorities. It is reasonably possible the amount of unrecognized tax benefit with respect to certain unrecognized tax positions could significantly increase or decrease within the next twelve months. We estimate the unrecognized tax benefit could decrease by up to $21.5 million within the next twelve months. The estimated change is primarily related to IRS audits, subject to the FAFC indemnification, and may have minimal impact to net income. See Note 11 - Litigation and Regulatory Contingencies for further discussion on FAFC.

Note 8 – Earnings Per Share

The following is a reconciliation of net income per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
(in thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income from continuing operations	$40,424	$33,006	$67,964	$62,297
Loss from discontinued operations, net of tax	(4)	(217)	(62)	(329)
Net income attributable to CoreLogic	$40,420	$32,789	$67,902	$61,968
Denominator:
Weighted-average shares for basic income per share	88,572	89,654	88,441	89,702
Dilutive effect of stock options and restricted stock units	1,396	1,309	1,506	1,336
Weighted-average shares for diluted income per share	89,968	90,963	89,947	91,038
Income per share
Basic:
Net income from continuing operations	$0.46	$0.37	$0.77	$0.69
Loss from discontinued operations, net of tax	—	—	—	—
Net income attributable to CoreLogic	$0.46	$0.37	$0.77	$0.69
Diluted:
Net income from continuing operations	$0.45	$0.36	$0.76	$0.68
Loss from discontinued operations, net of tax	—	—	—	—
Net income attributable to CoreLogic	$0.45	$0.36	$0.76	$0.68

The dilutive effect of stock-based compensation awards has been calculated using the treasury-stock method. For both the three months ended June 30, 2016 and 2015, an aggregate of less than 0.1 million restricted stock units ("RSUs"), performance-based restricted stock units ("PBRSUs") and stock options were excluded from the weighted-average diluted common shares outstanding due to their anti-dilutive effect. For the six months ended June 30, 2016 and 2015, an aggregate of less than 0.1 million and 0.2 million RSUs, PBRSUs and stock options, respectively, were excluded from the weighted-average diluted common shares outstanding due to their anti-dilutive effect.

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

Contingent consideration

The fair value of the contingent consideration was estimated using the Monte Carlo simulation model, which relies on significant assumption and estimates including discount rates and future market conditions, among others.

Long-term debt

The fair value of long-term debt was estimated based on the current rates available to us for similar debt of the same remaining maturities and consideration of our default and credit risk.

Interest rate swap agreements

The fair value of the interest rate swap agreements was estimated based on market-value quotes received from the counterparties to the agreements.

The fair values of our financial instruments as of June 30, 2016 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$72,367	$—	$—	$72,367
Restricted cash	—	11,009	—	11,009
Marketable securities	22,570	—	—	22,570
Total Financial Assets	$94,937	$11,009	$—	$105,946

Financial Liabilities:
Contingent consideration	$—	$—	$8,900	$8,900
Total debt	—	1,677,100	—	1,677,100
Total Financial Liabilities	$—	$1,677,100	$8,900	$1,686,000

Derivatives:
Liability for interest rate swap agreements	$—	$9,291	$—	$9,291

The fair values of our financial instruments as of December 31, 2015 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Fair Value
Financial Assets:
Cash and cash equivalents	$99,090	$—	$99,090
Restricted cash	—	10,926	10,926
Marketable securities	22,709	—	22,709
Total Financial Assets	$121,799	$10,926	$132,725

Financial Liabilities:
Total debt	$—	$1,315,473	$1,315,473

Derivatives:
Liability for interest rate swap agreements	$—	$4,370	$4,370

There were no transfers between Level 1, Level 2 or Level 3 securities during the three and six months ended June 30, 2016. In connection with the contingent consideration, we recorded $0.9 million of unrealized losses in our condensed consolidated statement of operations for the three and six months ended June 30, 2016.

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

We primarily utilize RSUs and PBRSUs as our share-based compensation instruments for employees and directors. The fair value of any share-based compensation instrument grant is based on the market value of our shares on the date of grant and is recognized as compensation expense over its vesting period.

Restricted Stock Units

For the six months ended June 30, 2016 and 2015, we awarded 942,973 and 939,354 RSUs, respectively, with an estimated grant-date fair value of $32.7 million and $33.2 million, respectively. The majority of the RSU awards will vest ratably over three years from their grant date.

RSU activity for the six months ended June 30, 2016 is as follows:

	Number of	Weighted-Average Grant-Date
(in thousands, except weighted-average fair value prices)	Shares	Fair Value
Unvested RSUs outstanding at December 31, 2015	1,537	$32.92
RSUs granted	943	$34.68
RSUs vested	(690)	$32.57
RSUs forfeited	(57)	$34.48
Unvested RSUs outstanding at June 30, 2016	1,733	$33.96

As of June 30, 2016, there was $43.6 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.2 years. The fair value of RSUs is based on the market value of our common stock on the date of grant.

Performance-Based Restricted Stock Units

For the six months ended June 30, 2016 and 2015, we awarded 278,799 and 222,788 PBRSUs, respectively, with an estimated grant-date fair value of $9.8 million and $7.6 million, respectively. These awards are subject to service-based, performance-based and market-based vesting conditions. For the PBRSUs awarded during the six months ended June 30, 2016, the performance period is from January 1, 2016 to December 31, 2018 and the performance metric is adjusted earnings per share and market-based conditions. Subject to satisfaction of the performance criteria, the majority of the 2016 awards will vest on December 31, 2018.

The performance period for the PBRSUs awarded during the six months ended June 30, 2015 is from January 1, 2015 to December 31, 2017 and the performance metric is adjusted earnings per share and market-based conditions. Subject to satisfaction of the performance criteria, the majority of the 2015 awards will vest on December 31, 2017.

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

(2)
The expected volatility and average total stockholder return are measures of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

PBRSU activity for the six months ended June 30, 2016 is as follows:

	Number of	Weighted-Average Grant-Date
(in thousands, except weighted-average fair value prices)	Shares	Fair Value
Unvested PBRSUs outstanding at December 31, 2015	659	$29.15
PBRSUs granted	279	$35.30
PBRSUs vested	(88)	$26.04
PBRSUs forfeited	(91)	$19.50
Unvested PBRSUs outstanding at June 30, 2016	758	$34.10

As of June 30, 2016, there was $23.0 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 2.1 years. The fair value of PBRSUs is based on the market value of our common stock on the date of grant.

Stock Options

Prior to 2015, we issued stock options as incentive compensation for certain employees. Option activity for the six months ended June 30, 2016 is as follows:

(in thousands, except weighted-average price)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	1,826	$21.33
Options exercised	(251)	$22.03
Options outstanding at June 30, 2016	1,575	$21.22	5.0	$27,152
Options vested and expected to vest at June 30, 2016	1,571	$21.20	5.0	$27,136
Options exercisable at June 30, 2016	1,495	$20.68	4.9	$26,618

As of June 30, 2016, there was $0.6 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 9 months.

The intrinsic value of options exercised was $3.2 million and $5.9 million for the six months ended June 30, 2016 and 2015, respectively. This intrinsic value represents the difference between the fair market value of our common stock on the date of exercise and the exercise price of each option.

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

The following table sets forth the stock-based compensation expense recognized for the three and six months ended June 30, 2016 and 2015.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
RSUs	$6,560	$6,819	$13,578	$12,833
PBRSUs	2,701	2,272	4,514	4,052
Stock options	217	474	601	1,037
Employee stock purchase plan	297	242	625	617
	$9,775	$9,807	$19,318	$18,539

The above includes $1.4 million and $0.8 million of stock-based compensation expense within cost of services in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2016 and 2015, respectively, and $2.9 million and $1.4 million for the six months ended June 30, 2016 and 2015, respectively.

Note 11 – Litigation and Regulatory Contingencies

We have been named in various lawsuits and we may from time to time be subject to audit or investigation by governmental agencies. Currently, governmental agencies are auditing or investigating certain of our operations.

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

Separation

Following the Separation, we are responsible for a portion of FAFC's contingent and other corporate liabilities. In the Separation and Distribution Agreement we entered into in connection with the Separation (the "Separation and Distribution Agreement"), we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary. At June 30, 2016, no reserves were considered necessary.

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

Note 12 – Acquisitions

In April 2016, we completed the acquisition of FNC for up to $475.0 million, with $400.0 million in cash paid at closing, subject to certain closing adjustments, and up to $75.0 million to be paid in cash in 2018, contingent upon the achievement of certain revenue targets in fiscal 2017. We fair-valued the contingent payment using the Monte Carlo simulation model and preliminarily recorded $8.0 million as contingent consideration. FNC is a leading provider of real estate collateral information technology and solutions that automates property appraisal ordering, tracking, documentation and review for lender compliance with government regulations and is included as a component of our PI reporting segment. The acquisition continues to expand our property valuation capabilities. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. The purchase price allocation is subject to change based on our final determination of fair value in connection with intangible assets and working capital matters. We preliminarily recorded a deferred tax liability of $83.5 million, property and equipment of $79.8 million with an estimated average life of 12 years, customer lists of $141.8 million with an estimated average life of 16 years, trade names of $15.9 million with an estimated average life of 19 years, non-compete agreements of $18.8 million with an estimated average life of 5 years, other intangibles of $2.9 million with an estimated average life of 10 years and goodwill of $211.5 million. This business combination did not have a material impact on our condensed consolidated statements of operations.

In January 2016, we completed the acquisition of the remaining 40% mandatorily redeemable noncontrolling interest in PIQ for NZD $27.8 million, or $19.0 million, and settled the mandatorily redeemable noncontrolling interest. PIQ is included as a component of our PI reporting segment.

In December 2015, we completed the acquisition of the remaining interest in RELS for approximately $65.0 million and recorded an investment gain of approximately $34.3 million due to the step-up in fair value on the previously held 50.1% interest, which is included in gain on investment and other, net in the accompanying condensed consolidated statements of operations. RELS is included as a component of our PI reporting segment. The acquisition of RELS expands our real estate asset valuation and appraisal solutions in connection with loan originations. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including a discounted cash flow analysis, which included significant unobservable inputs. The purchase price allocation is subject to change based on our final determination of fair value in connection with intangible assets and working capital matters. We preliminarily recorded property and equipment of $27.0 million with an estimated average life of 10 years, customer lists of $48.4 million with an estimated average life of 10 years, other intangibles of $5.0 million with an estimated average life of 10 years and goodwill of $23.1 million, of which $11.5 million is deductible for tax purposes. This business combination did not have a material impact on our condensed consolidated statements of operations.

In October 2015, we completed the acquisition of Cordell Information Pty Limited ("Cordell") for AUD$70.0 million, or $49.1 million, subject to working capital adjustments, which is included as a component of our PI reporting segment. The acquisition of Cordell further expands our property information capabilities in Australia. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. The purchase price allocation is subject to change based on our final determination of fair value in connection with intangible assets and working capital matters. We preliminarily recorded property and equipment of $14.3 million with an estimated average life of 10 years, customer lists of $5.5 million with an estimated average life of 8 years, trade names of $0.6 million with an estimated average life of 4 years and goodwill of $31.9 million, which is fully deductible for tax purposes. This business combination did not have a material impact on our condensed consolidated statements of operations.

In September 2015, we completed the acquisition of LandSafe Appraisal Services, Inc. for $122.0 million, subject to working capital adjustments, which is included as a component of our PI reporting segment. The acquisition builds on our longstanding strategic relationship with a key client and continues to expand our property valuation capabilities. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. The purchase price allocation is subject to change based on our final determination of fair value in connection with intangible assets and working capital matters. We preliminarily recorded customer lists of $53.4 million with an estimated average life of 10 years, other intangibles of $4.3 million with an estimated average life of 10 years and goodwill of $64.6 million, which is fully deductible for tax purposes. This business combination did not have a material impact on our condensed consolidated statements of operations.

We incurred $5.1 million and $1.7 million of acquisition-related costs within selling, general and administrative expenses on our consolidated statements of operations for the three months ended June 30, 2016 and 2015, respectively, and $6.1 million and $1.8 million for the six months ended June 30, 2016 and 2015, respectively.

Note 13 – Discontinued Operations

On September 30, 2014, we completed the sale of our collateral solutions and field services businesses, which were included in the former reporting segment Asset Management and Processing Solutions ("AMPS"), for total consideration of $29.1 million, subject to working capital adjustments. In September 2012, we completed the wind down of our consumer services business and our then-owned appraisal management company business, which were included in our PI and Risk Management and Workflow ("RMW") segments, respectively. In September 2011, we closed our marketing services business, which was included in our PI segment. Each of these businesses is reflected in our accompanying condensed consolidated financials statements as discontinued operations.

Summarized below are certain assets and liabilities classified as discontinued operations as of June 30, 2016 and December 31, 2015:

(in thousands)
As of June 30, 2016	PI	RMW	AMPS	Total
Deferred income tax asset and other current assets	$326	$(217)	$572	$681

Accounts payable, accrued expenses and other current liabilities	$238	$319	$1,949	$2,506

As of December 31, 2015
Deferred income tax asset and other current assets	$326	$(217)	$572	$681

Accounts payable, accrued expenses and other current liabilities	$250	$319	$1,958	$2,527

Summarized below are the components of our loss from discontinued operations for the three and six months ended June 30, 2016 and 2015:

(in thousands)
For the Three Months Ended June 30, 2016	PI	RMW	AMPS	Total
Operating revenue	$—	$—	$—	$—
Loss from discontinued operations before income taxes	—	(3)	(3)	(6)
Income tax benefit	—	(1)	(1)	(2)
Loss from discontinued operations, net of tax	$—	$(2)	$(2)	$(4)

For the Three Months Ended June 30, 2015
Operating revenue	$—	$—	$—	$—
Loss from discontinued operations before income taxes	(292)	(11)	(48)	(351)
Income tax benefit	(67)	(60)	(7)	(134)
Loss from discontinued operations, net of tax	$(225)	$49	$(41)	$(217)

(in thousands)
For the Six Months Ended June 30, 2016	PI	RMW	AMPS	Total
Operating revenue	$—	$—	$—	$—
Loss from discontinued operations before income taxes	—	(4)	(95)	(99)
Income tax benefit	—	(1)	(36)	(37)
Loss from discontinued operations, net of tax	$—	$(3)	$(59)	$(62)

For the Six Months Ended June 30, 2015
Operating revenue	$—	$—	$2	$2
Loss from discontinued operations before income taxes	(377)	(13)	(142)	(532)
Income tax benefit	(100)	(60)	(43)	(203)
Loss from discontinued operations, net of tax	$(277)	$47	$(99)	$(329)

Note 14 – Segment Information

We have organized our reportable segments into two segments: PI and RMW.

Property Intelligence. Our PI segment owns or licenses real property information, mortgage information and consumer information, which includes loan information, property sales and characteristic information, property risk and replacement cost, natural hazard data, geospatial data, parcel maps and mortgage-backed securities information. We have also developed proprietary technology and software platforms to access, automate or track our data and assist our clients with compliance regulations. We deliver this information directly to our clients in a standard format over the web, through customizable software platforms or in bulk data form. Our products and services include data licensing and analytics, data-enabled advisory services, platform solutions and valuation solutions in North America, Western Europe and Asia Pacific. The segment's primary clients are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, Multiple Listing Service companies, property and casualty insurance companies, title insurance companies, government agencies and government-sponsored enterprises.

The operating results of our PI segment included intercompany revenues of $1.5 million for both the three months ended June 30, 2016 and 2015, and $2.7 million and $3.0 million for the six months ended June 30, 2016 and 2015, respectively. The segment also included intercompany expenses of $1.2 million for both the three months ended June 30, 2016 and 2015, and $2.9 million and $2.4 million for the six months ended June 30, 2016 and 2015, respectively.

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

The operating results of our RMW segment included intercompany revenues of $1.2 million for both the three months ended June 30, 2016 and 2015, and $2.9 million and $2.4 million for the six months ended June 30, 2016 and 2015, respectively. The segment also included intercompany expenses of $1.5 million for both the three months ended June 30, 2016 and 2015, and $2.7 million and $3.0 million for the six months ended June 30, 2016 and 2015, respectively.

We also separately report on our corporate and eliminations. Corporate consists primarily of corporate personnel and other expenses associated with our corporate functions and facilities, investment gains and losses, equity in earnings of affiliates, net of tax, and interest expense.

It is impracticable to disclose revenues from external clients for each product and service offered.

Selected financial information by reportable segment is as follows:

(in thousands)
For the Three Months Ended June 30, 2016	Operating Revenues	Depreciation and Amortization	Operating Income/(Loss)	Equity in Earnings/(Losses) of Affiliates, Net of Tax	Net Income/(Loss) From Continuing Operations	Capital Expenditures
PI	$276,681	$32,373	$33,224	$504	$33,111	$14,064
RMW	226,240	6,614	66,322	—	66,322	2,793
Corporate	7	4,304	(24,031)	(426)	(59,009)	10,097
Eliminations	(2,724)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$500,204	$43,291	$75,515	$78	$40,424	$26,954

For the Three Months Ended June 30, 2015
PI	$161,105	$24,365	$17,057	$7,685	$24,570	$10,213
RMW	227,611	8,003	64,934	—	64,930	3,486
Corporate	9	4,904	(21,284)	(3,018)	(56,236)	3,863
Eliminations	(2,712)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$386,013	$37,272	$60,707	$4,667	$33,264	$17,562

For the Six Months Ended June 30, 2016
PI	$518,121	$60,300	$50,499	$552	$49,796	$25,959
RMW	441,258	14,332	119,245	—	119,243	5,128
Corporate	3	8,303	(36,919)	(563)	(101,075)	14,698
Eliminations	(5,635)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$953,747	$82,935	$132,825	$(11)	$67,964	$45,785

For the Six Months Ended June 30, 2015
PI	$314,498	$48,557	$36,678	$13,826	$50,237	$25,237
RMW	441,622	16,244	115,892	—	115,867	6,833
Corporate	32	8,449	(42,598)	(5,392)	(103,342)	8,133
Eliminations	(5,368)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$750,784	$73,250	$109,972	$8,434	$62,762	$40,203

(in thousands)	As of	As of
Assets	June 30, 2016	December 31, 2015
PI	$2,503,110	$2,058,412
RMW	1,336,008	1,316,785
Corporate	5,608,361	5,318,990
Eliminations	(5,428,840)	(5,021,152)
Consolidated (excluding assets of discontinued operations)	$4,018,639	$3,673,035

Note 15 – Subsequent Events

In July 2016, we completed $525.0 million of incremental term loan borrowings by amending the Credit Agreement effective as of June 2016. A portion of the proceeds of the new borrowings were used to complete the redemption of all outstanding balances under the Notes in July 2016 at a price equal to 103.625% of the principal amount of the Notes plus accrued and unpaid interest for approximately $411.0 million. The majority of the remaining portion of the proceeds were utilized to reduce our outstanding balance within the Revolving Facility by $110.0 million.

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

•	compromises in the security of our data, including cyber-based attacks, the transmission of confidential information or systems interruptions;

•	difficult conditions in the mortgage and consumer lending industries and the economy generally;

•	reliance on our top ten clients for a significant portion of our revenue and profit;

•	our ability to protect proprietary technology rights;

•	our ability to realize the anticipated benefits of certain acquisitions and the timing thereof;

•	risks related to the outsourcing of services and international operations;

•	our cost-containment and growth strategies and our ability to effectively and efficiently implement them;

•	the level of our indebtedness, our ability to service our indebtedness and the restrictions in our various debt agreements;

•	intense competition in the market against third parties and the in-house capabilities of our clients;

•	our ability to attract and retain qualified management;

•	impairments in our goodwill or other intangible assets; and

•	the remaining tax sharing arrangements and other obligations associated with the spin-off of First American Financial Corporation ("FAFC").

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

Business Overview

We are a leading global property information, analytics and data-enabled solutions provider operating in North America, Western Europe and Asia Pacific. Our combined data from public, contributory and proprietary sources provides detailed coverage of property, mortgages and other encumbrances, consumer credit, tenancy, location, hazard risk and related performance information. We have more than one million users who rely on our data and predictive decision analytics to reduce risk, enhance transparency and improve the performance of their businesses.

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

RESULTS OF OPERATIONS

Overview of Business Environment and Company Developments

Business Environment

The volume of U.S. mortgage loan originations serves as a key market driver for approximately 70% of our business. We believe the volume of real estate and mortgage transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, employment levels and the overall state of the U.S. economy. We believe mortgage originations modestly increased in the second quarter of 2016 relative to the same period in 2015. We expect the mortgage origination market will continue to shift more towards a purchase-driven market, which will partially offset the expected continued decline of refinance activity in 2016. Overall, we expect full-year 2016 mortgage unit volumes to be consistent with 2015 levels.

We generate the majority of our revenues from clients with operations in the U.S. residential real estate, mortgage origination and mortgage servicing markets. Approximately 43.0% and 38.0% of our operating revenues for the three months ended June 30, 2016 and 2015, respectively, and approximately 43.0% and 34.0% of our operating revenues for the six months ended June 30, 2016 and 2015, respectively, were generated from our ten largest clients, who consist of the largest U.S. mortgage originators and servicers. Two of our clients accounted for 15.0% and 11.0% of our operating revenues for the three months ended June 30, 2016, respectively, and 14.0% and 12.0% of our operating revenues for the six months ended June 30, 2016, respectively. No client accounted for 10.0% or more of our operating revenues for the six months ended June 30, 2015.

While the majority of our revenues are generated in the U.S., continued strengthening of the U.S. dollar versus other currencies in 2016 has unfavorably impacted the financial results translation of our international operations. For the three and six months ended June 30, 2016, our revenues were unfavorably impacted by $1.4 million and $4.0 million, respectively, due to foreign currency translation.

Acquisition

In April 2016, we completed the acquisition of FNC, Inc. ("FNC"), for up to $475.0 million, with $400.0 million in cash paid at closing, subject to certain closing adjustments, and up to $75.0 million to be paid in 2018 contingent upon the achievement of certain revenue targets in fiscal 2017. We funded the transaction primarily by drawing $390.0 million on our Revolving Facility (defined below) and also used cash on hand. Subsequently, in July 2016, we completed $525.0 million of incremental term loan borrowings by amending our Credit Agreement in June 2016 . A portion of the proceeds of the new borrowings were used to complete the redemption of all outstanding balances under the Notes at a price equal to 103.625% of the principal amount of the Notes plus accrued and unpaid interest for approximately $411.0 million. The majority of the remaining portion of the proceeds were utilized to reduce our outstanding balance under the Revolving Facility by $110.0 million.

Incremental Term Loan Borrowings and Notes Redemption

In July 2016, we completed $525.0 million of incremental term loan borrowings through an amendment to our Credit Agreement effective as of June 2016. A portion of the proceeds of the new borrowings were used to complete the redemption of all outstanding balances under the Notes at a price equal to 103.625% of the principal amount of the Notes plus accrued and unpaid interest for approximately $411.0 million. The remaining portion of the proceeds were utilized to reduce our outstanding balance within the Revolving Facility (as defined below).

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

Consolidated Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Operating Revenues

Our consolidated operating revenues were $500.2 million for the three months ended June 30, 2016, an increase of $114.2 million, or 29.6%, when compared to 2015, and consisted of the following:

(in thousands, except percentages)	2016	2015	$ Change	% Change
PI	$276,681	$161,105	$115,576	71.7%
RMW	226,240	227,611	(1,371)	(0.6)
Corporate and eliminations	(2,717)	(2,703)	(14)	0.5
Operating revenues	$500,204	$386,013	$114,191	29.6%

Our PI segment revenues increased by $115.6 million, or 71.7%, when compared to 2015. Acquisition activity contributed $117.9 million of additional revenues in 2016. Excluding acquisition activity, the decrease of $2.3 million was due to lower property information and analytics revenues of $2.4 million, the impact of unfavorable foreign currency translation of $1.4 million and lower other revenues of $1.2 million. The variance was partially offset by higher revenues from our international operations of $1.6 million and higher insurance related revenues of $1.1 million.

Our RMW segment revenues decreased by $1.4 million, or 0.6%, when compared to 2015. The variance was primarily due to declines in our technology solutions revenues from reduced project-related revenues and the wind-down of non-core product lines of approximately $10.8 million, partially offset by improved pricing and market-share gains, which increased our revenues from property tax processing by $5.9 million, credit & screening solutions by $2.2 million and flood data services by $1.3 million.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services

Our consolidated cost of services was $264.7 million for the three months ended June 30, 2016, an increase of $75.0 million, or 39.5%, when compared to 2015. Acquisition activity contributed $77.3 million of additional expense in 2016. Excluding acquisition activity, the decrease of $2.3 million was due to lower operating revenues, productivity initiatives and favorable product mix.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $116.7 million for the three months ended June 30, 2016, an increase of $18.4 million, or 18.7%, when compared to 2015. Acquisition activity contributed $26.0 million of additional expense in 2016. Excluding acquisition activity, the decrease of $7.6 million was primarily due to our on-going productivity and cost management initiatives, which contributed to lower compensation-related expenses of $12.3 million, lower professional fees of $4.5 million and lower facility and lease equipment costs of $1.6 million, partially offset by higher external services costs of $5.1 million (including cyber-security and compliance costs), higher acquisition-related costs of $4.8 million and higher other expenses of $0.9 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $43.3 million for the three months ended June 30, 2016, an increase of $6.0 million, or 16.1%, when compared to 2015. Acquisition activity contributed $9.4 million of additional expense in 2016, partially offset by lower depreciation from assets that were fully depreciated in the prior year.

Operating Income

Our consolidated operating income was $75.5 million for the three months ended June 30, 2016, an increase of $14.8 million, or 24.4%, when compared to 2015, and consisted of the following:

(in thousands, except percentages)	2016	2015	$ Change	% Change
PI	$33,224	$17,057	$16,167	94.8%
RMW	66,322	64,934	1,388	2.1
Corporate and eliminations	(24,031)	(21,284)	(2,747)	12.9
Operating income	$75,515	$60,707	$14,808	24.4%

Our PI segment operating income increased by $16.2 million, or 94.8%, when compared to 2015. Acquisition activity contributed $5.3 million of operating income in 2016. Excluding acquisition activity, operating income increased $10.9 million and operating margins increased 702 basis points primarily due to favorable product mix in property information and analytics and higher revenues from our international operations and insurance-related products.

Our RMW segment operating income increased by $1.4 million, or 2.1%, when compared to 2015 primarily due to pricing, market-share gains and the impact of ongoing operational efficiency programs in our property tax processing, partially offset by declines in our technology solutions revenues from reduced project-related revenues and the wind-down of non-core product lines. Operating margins remained consistent at approximately 29%.

Corporate and eliminations had an unfavorable variance of $2.7 million primarily due to the result of our cost efficiency programs.

Total Interest Expense, Net

Our consolidated total interest expense, net was $17.8 million for the three months ended June 30, 2016, an increase of $1.2 million, or 7.5%, when compared to 2015. The increase was primarily due to higher average outstanding balance, partially offset by lower interest rates in the current year and lower fees of $0.4 million related to debt borrowed in the second quarter of 2015.

Gain/(Loss) on Investments and Other, Net

Our consolidated gain on investments and other, net was $3.0 million for the three months ended June 30, 2016, a favorable variance of $4.3 million when compared to 2015, due primarily to higher realized gains on investments in the current year of $2.7 million and lower losses related to the extinguishment of debt of $1.6 million in connection with the 2015 refinancing of our outstanding debt.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations before equity in earnings of affiliates and income taxes was $20.3 million and $14.2 million for the three months ended June 30, 2016 and 2015, respectively. The effective tax rate was 33.5% and 33.1% for the three months ended June 30, 2016 and 2015, respectively. The slight increase in the effective tax rate was due to non-recurring favorable discrete items occurring in 2015, partially offset by current year favorable rate reductions related to federal research credits being permanently enacted, the release of a capital loss valuation allowance related to a capital gain, a current year favorable discrete item related to prior year uncertain foreign tax benefits and a current year unfavorable discrete item from acquisition-related costs.

Equity in Earnings of Affiliates, Net of Tax

Our consolidated equity in earnings of affiliates, net of tax, was $0.1 million for the three months ended June 30, 2016, a decrease of $4.6 million, or 98.3%, when compared to 2015. We have equity interests in various affiliates that primarily provide settlement services in connection with residential mortgage loans. The variance was primarily due to the acquisition of the remaining interest in RELS in December 2015, which contributed $3.9 million of earnings in the second quarter of 2015. Following the acquisition, RELS is a consolidated subsidiary of ours and is no longer accounted for under the equity method of accounting.

Net Income Attributable to Noncontrolling Interests

Our consolidated net income attributable to noncontrolling interests decreased by $0.3 million for the three months ended June 30, 2016 when compared to 2015 due to the acquisition of the remaining 40.0% interest in New Zealand-based Property IQ Ltd. ("PIQ").

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Operating Revenues

Our consolidated operating revenues were $953.7 million for the six months ended June 30, 2016, an increase of $203.0 million, or 27.0%, when compared to 2015, and consisted of the following:

(in thousands, except percentages)	2016	2015	$ Change	% Change
PI	$518,121	$314,498	$203,623	64.7%
RMW	441,258	441,622	(364)	(0.1)
Corporate and eliminations	(5,632)	(5,336)	(296)	5.5
Operating revenues	$953,747	$750,784	$202,963	27.0%

Our PI segment revenues increased by $203.6 million, or 64.7%, when compared to 2015. Acquisition activity accounted for $208.7 million of the increase in 2016. Excluding acquisition activity, the decrease of $5.1 million was primarily due to lower property information and analytics revenues of $5.5 million, the impact of unfavorable foreign currency translation of $4.0 million and lower other revenues of $1.5 million. The variance was partially offset by higher revenues from our international operations of $4.0 million and higher insurance related revenues of $1.9 million.

Our RMW segment revenues decreased by $0.4 million, or 0.1%, when compared to 2015. The variance was primarily due to declines in our technology solutions revenues from reduced project-related revenues and the wind-down of non-core product lines of approximately $18.5 million, partially offset by improved pricing and market share gains, which increased our revenues from property tax processing by $13.4 million, credit & screening solutions by $3.2 million and flood data services by $1.5 million.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services

Our consolidated cost of services was $510.1 million for the six months ended June 30, 2016, an increase of $134.8 million, or 35.9%, when compared to 2015. Acquisition activity contributed $139.5 million of additional expense in 2016. Excluding acquisition activity, the decrease of $4.7 million was primarily due to lower operating revenues, productivity initiatives and favorable product mix.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $227.9 million for the six months ended June 30, 2016, an increase of $35.6 million, or 18.5%, when compared to 2015. Acquisition activity contributed $47.0 million of additional expense in 2016. Excluding acquisition activity, the decrease of $11.4 million was primarily due to our on-going productivity and cost management initiatives which contributed to lower compensation-related expenses of $13.8 million, lower professional fees of $7.0 million, lower facility and lease equipment costs of $2.2 million, and lower other expenses of $1.5 million, partially offset by higher external services costs of $7.5 million (including cyber-security and compliance costs) and higher acquisition-related costs of $5.6 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $82.9 million for the six months ended June 30, 2016, an increase of $9.7 million, or 13.2%, when compared to 2015. Acquisition activity contributed $14.2 million of additional expense in 2016, partially offset by lower depreciation from assets that were fully depreciated in the prior year.

Operating Income

Our consolidated operating income was $132.8 million for the six months ended June 30, 2016, an increase of $22.9 million, or 20.8%, when compared to 2015, and consisted of the following:

(in thousands, except percentages)	2016	2015	$ Change	% Change
PI	$50,499	$36,678	$13,821	37.7%
RMW	119,245	115,892	3,353	2.9
Corporate and eliminations	(36,919)	(42,598)	5,679	(13.3)
Operating income	$132,825	$109,972	$22,853	20.8%

Our PI segment operating income increased by $13.8 million, or 37.7%, when compared to 2015. Acquisition activity contributed $8.0 million of higher operating income in 2016. Excluding acquisition activity, operating income increased by $5.8 million and operating margins increased 208 basis points primarily due to favorable product mix in property information and analytics, higher revenues from our international operations, higher insurance-related revenues and the impact of ongoing operational efficiency programs.

Our RMW segment operating income increased by $3.4 million, or 2.9%, when compared to 2015 primarily due to improved pricing, market share gains and the impact of ongoing operational efficiency programs, partially offset by declines in our technology solutions revenues from reduced project-related revenues and the wind-down of non-core product lines. Operating margins increased 78 basis points to 27%.

Corporate and eliminations operating loss decreased $5.7 million, or 13.3%, primarily due to the impact of ongoing operational efficiency programs.

Total Interest Expense, net

Our consolidated total interest expense, net was $31.5 million for the six months ended June 30, 2016, an increase of $2.5 million, or 8.7%, when compared to 2015. The increase was primarily due to an out-of-period adjustment which reduced interest expense by $5.2 million during the first quarter of 2015 and higher average outstanding balance in the second quarter of 2016, partially offset by lower interest rates.

Gain/(Loss) on Investments and Other, Net

Our consolidated gain on investments and other, net was $2.7 million for the six months ended June 30, 2016, a favorable variance of $3.8 million when compared to 2015, due primarily to higher realized gains on investments in the current year of $2.2 million and lower losses related to the extinguishment of debt of $1.6 million in connection with the 2015 refinancing of our outstanding debt.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations before equity in earnings of affiliates and income taxes was $36.1 million and $25.6 million for the six months ended June 30, 2016 and 2015, respectively. The effective tax rate was 34.7% and 32.0% for the six months ended June 30, 2016 and 2015, respectively. The increase in the effective tax rate was due to non-recurring favorable discrete items occurring in 2015, partially offset by current year favorable rate reductions related to federal research credits being permanently enacted, the release of a capital loss valuation allowance related to a capital gain, a current year favorable discrete item related to prior year uncertain foreign tax benefits and a current year unfavorable discrete item from acquisition-related costs.

Equity in (Losses)/Earnings of Affiliates, Net of Tax

Our consolidated equity in losses of affiliates, net of tax, fluctuated $8.4 million, or 100.1%, when compared to 2015. We have equity interests in various affiliates that primarily provide settlement services in connection with residential mortgage loans. The variance was primarily due to the acquisition of the remaining interest in RELS in December 2015, which contributed $7.0 million of earnings in the first half of 2015. Following the acquisition, RELS is a consolidated subsidiary of ours and is no longer accounted for under the equity method of accounting.

Net Income Attributable to Noncontrolling Interests

Our consolidated net income attributable to noncontrolling interests decreased by $0.5 million for the six months ended June 30, 2016 when compared to 2015 due to the acquisition of the remaining 40.0% interest in PIQ.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 2016 totaled $72.4 million, a decrease of $26.7 million from December 31, 2015. Our cash balances held outside of the U.S. are primarily related to our international operations and, as of June 30, 2016, totaled $28.9 million. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We plan to maintain significant cash balances outside the U.S. for the foreseeable future.

Restricted cash of $11.0 million at June 30, 2016 and $10.9 million as of December 31, 2015 represents cash pledged for various letters of credit provided in the ordinary course of business to certain vendors, including in connection with obtaining insurance and real property leases.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in operating assets and liabilities. Total cash provided by operating activities was approximately $173.2 million and $125.8 million for the six months ended June 30, 2016 and 2015, respectively. The increase in cash provided by operating activities was primarily due to favorable changes in certain working capital items, namely income tax and accounts receivable.

Investing Activities. Total cash used in investing activities was approximately $461.3 million and $42.1 million during the six months ended June 30, 2016 and 2015, respectively. The increase in investing activities is primarily related to net cash paid for acquisitions including $394.8 million for FNC and an acquisition that was not significant for $1.9 million. We also acquired the remaining 40.0% interest in PIQ for $18.0 million. Further, for the six months ended June 30, 2016 and 2015, we had investments in property and equipment of $27.9 million and $21.5 million, respectively, and capitalized data and other intangible assets of $17.9 million and $18.7 million, respectively.

Financing Activities. Total cash provided by financing activities was approximately $261.7 million for the six months ended June 30, 2016, which was primarily comprised of proceeds from debt issuance of $390.0 million and net proceeds from stock-based compensation-related transactions of $2.5 million, partially offset by share repurchases of $29.1 million and repayment of long-term debt of $101.7 million. Total cash used in financing activities was $75.9 million for the six months ended June 30, 2015, which was primarily comprised of share repurchases of $58.7 million, repayment of long-term debt of $36.1 million and debt issuance costs of $6.5 million, partially offset by proceeds from debt issuance of $14.4 million and net proceeds from stock-based compensation-related transactions of $11.0 million.

Financing and Financing Capacity

Total debt outstanding, gross, was $1.7 billion and $1.4 billion as of June 30, 2016 and December 31, 2015, respectively. Our significant debt instruments and borrowing capacity are described below.

Senior Notes

In May 2011, we issued $400.0 million aggregate principal amount of 7.25% senior notes due 2021 (the "Notes").     In July 2016, we completed the redemption of all outstanding balances under the Notes. See Note 15 - Subsequent Events of our condensed consolidated financial statements for further discussion. Prior to their redemption, the Notes were guaranteed on a senior unsecured basis by each of our direct and indirect subsidiaries that guarantee our Credit Agreement (defined below).

Credit Agreement

For a detailed description of our senior secured credit facility (the "Credit Agreement"), see Note 6 - Long-Term Debt of our condensed consolidated financial statements. As of June 30, 2016, we had additional borrowing capacity under the

Revolving Facility of $160.0 million and were in compliance with the financial and restrictive covenants of the Credit Agreement.

We amended the Credit Agreement to provide for incremental term loan borrowings of $525.0 million, which borrowings were completed in July 2016. A portion of the proceeds of the new borrowings were used to complete the redemption of the Notes and the majority of the remaining proceeds were utilized to reduce our outstanding balance under the revolving portion of the Credit Agreement.

The Credit Agreement consists of a $1.333 billion term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility") that expires in April 2020. The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to request an increase in the Term Facility and Revolving Facility by up to $225.0 million in the aggregate.

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

The Credit Agreement provides that loans under the Term Facility shall be repaid in equal quarterly installments, commencing in the third quarter of 2016 and continuing on each three-month anniversary thereafter in an amount equal to $17.2 million for the first four quarterly payments, $34.4 million for the next four quarterly payments and $51.6 million for each quarterly payment thereafter. The outstanding balance of the term loan will be due on April 21, 2020. If we have a significant increase in our outstanding debt or if our EBITDA decreases significantly, we may be unable to incur additional indebtedness and the lenders under the Credit Agreement may be unwilling to permit us to amend the financial or restrictive covenants described above to provide additional flexibility.

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

Critical Accounting Policies and Estimates

For additional information with respect to our critical accounting policies, which could have the most significant effect on our reported results and require subjective or complex judgments by management, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2015. As of June 30, 2016, there had been no material changes to this information.

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

As of June 30, 2016, we had approximately $1.7 billion in gross long-term debt outstanding, of which approximately $1.2 billion was variable-interest-rate debt. As of June 30, 2016, the remaining notional balance of the Swaps was $425.0 million. A hypothetical 1% increase or decrease in interest rates could result in an approximately $1.9 million change to interest expense on a quarterly basis.

We are also subject to equity price risk related to our equity securities portfolio. At June 30, 2016, we had equity securities with a fair value of $22.6 million.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ten largest clients generated approximately 43% of our operating revenues for the quarter ended June 30, 2016, and two of our largest clients each generated over 10% of our revenue in the second quarter of 2016. We expect that a limited number of our clients will continue to represent a significant portion of our revenues for the foreseeable future, and that our concentration of revenue with one or more clients may continue to be significant or increase. These clients face continued pressure in the current economic and regulatory climate. Many of our relationships with these clients are long-standing and are important to our future operating results, but there is no guarantee that we will be able to retain or renew existing agreements or maintain our relationships on acceptable terms or at all. In addition, in response to increased regulatory oversight, clients in the mortgage lending industry may have internal policies that require them to use multiple vendors or service providers, thereby causing a diversification of revenue among many vendors. Deterioration in or termination of any of these relationships, including through vendor diversification policies or merger or consolidation among our clients, could significantly reduce our revenue and could adversely affect our business, financial condition and results of operations. In addition, certain of our businesses have higher client concentration than our company as a whole. As a result, these businesses may be disproportionately affected by declining revenue from, or loss of, a significant client.

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

As of June 30, 2016, our total debt was approximately $1.7 billion, and we had unused commitments of approximately $160.0 million under our credit facilities. In July 2016, we completed $525.0 million of incremental term loan borrowings through an amendment to our Credit Agreement. A portion of the proceeds of the new borrowings were used to complete the redemption of all outstanding balances under the Notes plus accrued and unpaid interest for approximately $411.0 million. The remaining portion of the proceeds were utilized to reduce our outstanding balance within the Revolving Facility. Following the redemption of the Notes and the incremental borrowing under our Credit Agreement in July 2016, our total debt was approximately $1.7 billion and we had unused commitments of approximately $270.0 million.

Subject to the limitations contained in the Credit Agreement governing our credit facilities and our other debt instruments, we may incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other general corporate purposes. If we do so, the risks related to our level of debt could increase. Specifically, our level of debt could have important consequences to us, including increasing our vulnerability to adverse economic and industry conditions and compromising our flexibility to capitalize our business opportunities and to plan for, or react to, competitive pressures and changes in our business or market conditions.

The Credit Agreement governing our credit facilities imposes operating and financial restrictions on our activities. These restrictions include the financial covenants in our credit facilities which require ongoing compliance with certain financial tests and ratios, including a minimum interest coverage ratio and maximum leverage ratio, and could limit or prohibit our ability to, among other things:

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

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations. If we cannot make scheduled payments on our debt, we will be in default and the lenders under our credit facilities could declare all outstanding principal and interest to be due and payable and could terminate their revolving commitments to loan money and foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2016, we did not issue any unregistered shares of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 31, 2015, the Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $350.0 million. The new share repurchase authorization replaces the unused portion of our previous share repurchase authorization, which was announced in December 2013. As of June 30, 2016, we had $282.2 million in value of shares remaining that could be purchased in the future under the current authorization. The stock repurchase authorization has no expiration date and repurchases may be made in the open market, in privately negotiated transactions or under a Rule 10b5-1 plan.

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

Issuer Purchases of Equity Securities
		(a)	(b)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 to April 30, 2016	150,000	$35.79	150,000	$305,921,849
May 1 to May 31, 2016	611,865	$36.47	611,865	$283,607,132
June 1 to June 30, 2016	38,135	$37.79	38,135	$282,163,915
Total	800,000	$36.41	800,000

Item 3.  Defaults upon Senior Securities. None.

Item 4.  Mine Safety Disclosures. Not applicable.

Item  5.  Other Information. None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Anand Nallathambi
Anand Nallathambi
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ James L. Balas
James L. Balas
Chief Financial Officer
(Principal Financial & Accounting Officer)
Date:	July 26, 2016

EXHIBIT INDEX

Exhibit Number	Description
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

3.2	Amended and Restated Bylaws of CoreLogic, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 5, 2014)

10.1	Employment Agreement, dated April 8, 2016, between CoreLogic, Inc. and James L. Balas*✓

10.2	Amendment to Employment Agreement between CoreLogic, Inc. and Frank Martell effective as of April 8, 2016*✓

10.3	First Amendment to Credit Agreement, dated as of June 29, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on July 20, 2016)

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 ✓

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 ✓

101	Extensible Business Reporting Language (XBRL)✓

✓	Included in this filing.
*	Indicates a management contract or compensatory plan or arrangement in which any director or named executive officer participates.
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