Form 10-Q
period 2016-09-30
CORELOGIC, INC.
filed 2016-10-26
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

On October 20, 2016 there were 86,366,935 shares of common stock outstanding.

CoreLogic, Inc.

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.
CoreLogic, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except par value)	September 30,	December 31,
Assets	2016	2015
Current assets:
Cash and cash equivalents	$79,015	$99,090
Marketable securities	21,819	22,709
Accounts receivable (less allowance for doubtful accounts of $8,011 and $6,212 as of September 30, 2016 and December 31, 2015, respectively)	283,145	240,988
Prepaid expenses and other current assets	58,194	45,882
Income tax receivable	2,753	37,029
Deferred income tax assets, current	—	95,887
Assets of discontinued operations	681	681
Total current assets	445,607	542,266
Property and equipment, net	443,589	375,654
Goodwill, net	2,109,944	1,881,547
Other intangible assets, net	494,758	352,148
Capitalized data and database costs, net	333,058	327,841
Investment in affiliates, net	65,347	69,205
Deferred income tax assets, long-term	2,180	2,219
Restricted cash	8,936	10,926
Other assets	108,156	111,910
Total assets	$4,011,575	$3,673,716
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$180,928	$158,213
Accrued salaries and benefits	98,389	117,187
Deferred revenue, current	285,221	269,071
Mandatorily redeemable noncontrolling interests	—	18,981
Current portion of long-term debt	87,484	48,497
Liabilities of discontinued operations	3,859	2,527
Total current liabilities	655,881	614,476
Long-term debt, net of current	1,527,224	1,288,177
Deferred revenue, net of current	468,666	448,819
Deferred income tax liabilities, long term	109,667	107,249
Other liabilities	169,518	165,505
Total liabilities	2,930,956	2,624,226

Stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 86,362 and 88,228 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	471,679	551,206
Retained earnings	721,366	618,399
Accumulated other comprehensive loss	(112,427)	(120,116)
Total stockholders' equity	1,080,619	1,049,490
Total liabilities and equity	$4,011,575	$3,673,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Operating revenues	$523,896	$386,439	$1,477,644	$1,137,224
Cost of services (excluding depreciation and amortization shown below)	275,469	192,838	785,578	568,125
Selling, general and administrative expenses	119,105	91,241	346,984	283,517
Depreciation and amortization	44,498	36,440	127,433	109,689
Total operating expenses	439,072	320,519	1,259,995	961,331
Operating income	84,824	65,920	217,649	175,893
Interest expense:
Interest income	736	645	1,921	2,985
Interest expense	14,448	17,207	47,128	48,522
Total interest expense, net	(13,712)	(16,562)	(45,207)	(45,537)
Loss on early extinguishment of debt and other, net	(19,795)	(2,448)	(17,088)	(3,494)
Income from continuing operations before equity in earnings of affiliates and income taxes	51,317	46,910	155,354	126,862
Provision for income taxes	15,922	21,765	51,984	47,387
Income from continuing operations before equity in earnings of affiliates	35,395	25,145	103,370	79,475
Equity in earnings of affiliates, net of tax	607	3,497	595	11,931
Net income from continuing operations	36,002	28,642	103,965	91,406
Loss from discontinued operations, net of tax	(936)	(117)	(998)	(445)
Net income	35,066	28,525	102,967	90,961
Less: Net income attributable to noncontrolling interests	—	357	—	823
Net income attributable to CoreLogic	$35,066	$28,168	$102,967	$90,138
Amounts attributable to CoreLogic stockholders:
Net income from continuing operations	$36,002	$28,285	$103,965	$90,583
Loss from discontinued operations, net of tax	(936)	(117)	(998)	(445)
Net income attributable to CoreLogic	$35,066	$28,168	$102,967	$90,138
Basic income per share:
Net income from continuing operations	$0.41	$0.32	$1.18	$1.01
Loss from discontinued operations, net of tax	(0.01)	—	(0.01)	—
Net income attributable to CoreLogic	$0.40	$0.32	$1.17	$1.01
Diluted income per share:
Net income from continuing operations	$0.40	$0.31	$1.16	$1.00
Loss from discontinued operations, net of tax	(0.01)	—	(0.01)	—
Net income attributable to CoreLogic	$0.39	$0.31	$1.15	$1.00
Weighted-average common shares outstanding:
Basic	87,584	88,719	88,141	89,374
Diluted	89,188	90,154	89,701	90,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Net income	$35,066	$28,525	$102,967	$90,961
Other comprehensive income/(loss)
Market value adjustments to marketable securities, net of tax	(463)	(733)	(550)	216
Market value adjustments on interest rate swap, net of tax	365	(2,043)	(2,673)	(3,110)
Foreign currency translation adjustments	5,922	(23,934)	11,232	(45,080)
Supplemental benefit plans adjustments, net of tax	(107)	(98)	(320)	(293)
Total other comprehensive income/(loss)	5,717	(26,808)	7,689	(48,267)
Comprehensive income	40,783	1,717	110,656	42,694
Less: Comprehensive income attributable to the noncontrolling interests	—	357	—	823
Comprehensive income attributable to CoreLogic	$40,783	$1,360	$110,656	$41,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$102,967	$90,961
Less: Loss from discontinued operations, net of tax	(998)	(445)
Net income from continuing operations	103,965	91,406
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	127,433	109,689
Amortization of debt issuance costs	4,333	4,936
Provision for bad debt and claim losses	11,064	6,328
Share-based compensation	29,859	26,419
Excess tax benefit related to stock options	(2,352)	(6,284)
Equity in earnings of affiliates, net of taxes	(595)	(11,931)
Gain on sale of property and equipment	(21)	(91)
Deferred income tax	10,283	(1,713)
Loss on early extinguishment of debt and other, net	17,088	3,494
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(36,737)	(23,570)
Prepaid expenses and other current assets	(8,671)	3,420
Accounts payable and accrued expenses	(3,393)	(8,392)
Deferred revenue	35,814	56,373
Income taxes	32,981	2,072
Dividends received from investments in affiliates	8,773	26,516
Other assets and other liabilities	(12,550)	(19,008)
Net cash provided by operating activities - continuing operations	317,274	259,664
Net cash used in operating activities - discontinued operations	(468)	(7,584)
Total cash provided by operating activities	$316,806	$252,080
Cash flows from investing activities:
Purchase of subsidiary shares from noncontrolling interests	$(18,023)	$—
Purchases of property and equipment	(35,156)	(30,009)
Purchases of capitalized data and other intangible assets	(27,212)	(27,706)
Cash paid for acquisitions, net of cash acquired	(396,816)	(119,346)
Purchases of investments	(3,366)	(3,748)
Proceeds from sale of property and equipment	21	94
Proceeds from sale of investments	2,451	—
Change in restricted cash	1,990	1,496
Net cash used in investing activities - continuing operations	(476,111)	(179,219)
Net cash provided by investing activities - discontinued operations	—	—
Total cash used in investing activities	$(476,111)	$(179,219)
Cash flows from financing activities:
Proceeds from long-term debt	$915,000	$114,375
Debt issuance costs	(6,314)	(6,452)
Repayment of long-term debt	(647,286)	(46,999)
Debt extinguishment premium	(14,246)	—
Proceeds from issuance of shares in connection with share-based compensation	13,119	19,554
Tax withholdings related to net share settlements	(9,544)	(14,425)
Shares repurchased and retired	(112,961)	(97,430)
Excess tax benefit related to stock options	2,352	6,284
Net cash provided by/(used in) financing activities - continuing operations	140,120	(25,093)
Net cash provided by financing activities - discontinued operations	—	—
Total cash provided by/(used in) financing activities	$140,120	$(25,093)
Effect of exchange rate on cash	(890)	6,757
Net change in cash and cash equivalents	(20,075)	54,525
Cash and cash equivalents at beginning of period	99,090	104,677
Less: Change in cash and cash equivalents - discontinued operations	(468)	(7,584)
Plus: Cash swept to discontinued operations	(468)	(8,118)
Cash and cash equivalents at end of period	$79,015	$158,668

Supplemental disclosures of cash flow information:
Cash paid for interest	$45,075	$40,968
Cash paid for income taxes	$12,633	$40,946
Cash refunds from income taxes	$489	$3,559
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$4,105	$5,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Stockholder's Equity
(Unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2015	88,228	$1	$551,206	$618,399	$(120,116)	$1,049,490
Net income	—	—	—	102,967	—	102,967
Shares issued in connection with share-based compensation	1,033	—	13,119	—	—	13,119
Tax withholdings related to net share settlements	—	—	(9,544)	—	—	(9,544)
Share-based compensation	—	—	29,859	—	—	29,859
Shares repurchased and retired	(2,899)	—	(112,961)	—	—	(112,961)
Other comprehensive income	—	—	—	—	7,689	7,689
Balance as of September 30, 2016	86,362	$1	$471,679	$721,366	$(112,427)	$1,080,619

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

Client Concentration

We generate the majority of our revenues from clients with operations in the U.S. residential real estate, mortgage origination and mortgage servicing markets. Approximately 41.2% and 30.3% of our operating revenues for the three months ended September 30, 2016 and 2015, respectively, and approximately 41.6% and 32.7% of our operating revenues for the nine months ended September 30, 2016 and 2015, respectively, were generated from our top ten clients, who consist of the largest U.S. mortgage originators and servicers. Two of our clients accounted for approximately 14.6% and 11.3% of our operating revenues for the three months ended September 30, 2016, and approximately 14.6% and 11.5% of our operating revenues for the nine months ended September 30, 2016. No client accounted for 10.0% or more of our operating revenues for the three and nine months ended September 30, 2015.

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

The following table shows the components of accumulated other comprehensive loss, net of taxes as of September 30, 2016 and December 31, 2015:

	2016	2015
Cumulative foreign currency translation	$(103,195)	$(114,427)
Cumulative supplemental benefit plans	(3,860)	(3,540)
Net unrecognized losses on interest rate swap	(5,372)	(2,699)
Net unrealized gains on marketable securities	—	550
Accumulated other comprehensive loss	$(112,427)	$(120,116)

Marketable Securities

Debt securities are carried at fair value and consist primarily of investments in obligations of various corporations and mortgage-backed securities. Equity securities are carried at fair value and consist primarily of investments in marketable common and preferred stock. We classify our publicly traded debt and equity securities as available-for-sale and carry them at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive loss. As of September 30, 2016 and December 31, 2015, our marketable securities consist primarily of investments in preferred stock of $21.8 million and $22.7 million, respectively. There were no gains or losses recognized on sales of marketable securities for the three and nine months ended September 30, 2016 and 2015.

Mandatorily Redeemable Noncontrolling Interest

Mandatorily redeemable noncontrolling interests for which there is a contractual requirement to purchase the interest are included as a liability of NZD$27.8 million, or $19.0 million, in our accompanying condensed consolidated balance sheet as of December 31, 2015. In January 2016, we acquired the remaining 40.0% interest in New Zealand-based Property IQ Ltd. ("PIQ") and settled the mandatorily redeemable noncontrolling interest. As a result, there was no mandatorily redeemable noncontrolling interest balance as of September 30, 2016. See Note 13 - Acquisitions for further discussion.

Tax Escrow Disbursement Arrangements

We administer tax escrow disbursements as a service to our clients in connection with our property tax processing solutions. These deposits are maintained in segregated accounts for the benefit of our clients. Tax escrow deposits totaled $1.3 billion as of September 30, 2016 and $340.3 million as of December 31, 2015. Because these deposits are held on behalf of our clients, they are not our funds and, therefore, are not included in the accompanying condensed consolidated balance sheets.

These deposits generally remain in the accounts for a period of two to five business days. We earn interest income or earnings credits from these deposits and bear the cost of bank-related fees.

Under our contracts with our clients, if we make a payment in error or fail to pay a taxing authority when a payment is due, we could be held liable to our clients for all or part of the financial loss they suffer as a result of our act or omission. We maintained claim reserves relating to incorrect disposition of assets of $20.0 million and $21.2 million as of September 30, 2016 and December 31, 2015, respectively, which is reflected in our accompanying condensed consolidated balance sheets as a component of other liabilities.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on eight specific cash flow classification issues that were either unclear or where no specific guidance was provided. The specific issues include i) debt prepayment or debt extinguishment costs; ii) settlement of zero-coupon debt instruments; iii) contingent consideration payments made after a business combination; iv) proceeds from the settlement of insurance claims; v) proceeds from the settlement of company-owned life insurance; vi) distributions received from equity method investees; vii) beneficial interests in securitization transactions; and, viii) separately identifiable cash flows and application of the predominance principle. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier adoption is permitted. We have elected early adoption and the guidance did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued guidance for accounting of credit losses affecting the impairment model for most financial assets and certain other instruments. Entities will be required to use a new forward-looking current expected credit loss model for trade and other receivables, held-to-maturity debt securities, loans and other instruments, which will generally lead to an earlier recognition of loss allowances. Entities will recognize losses on available-for-sale debt securities as allowances rather than a reduction in amortized cost of the security while the measurement process of this loss does not change. Disclosure requirements are expanded regarding an entity’s assumptions, models and methods of estimations of the allowance. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Earlier adoption is permitted but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued guidance to simplify some provisions in stock compensation accounting. The accounting for income taxes requires all excess tax benefits and tax deficiencies to be recognized through income tax expense. The statement of cash flows presentation of excess tax benefits should be classified with other income tax cash flows as an operating activity. An entity may also make an entity-wide election to either continue estimating the number of awards that are expected to vest or account for forfeitures as they occur. The requirements to qualify for equity classification permits tax withholding up to the maximum statutory tax rates in the applicable jurisdictions. Lastly, payments of cash by an employer for tax-withholding purposes, when directly withholding shares, are classified as a financing activity on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Earlier adoption is permitted but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued guidance on lease accounting. The standard requires all leases in excess of 12-months to be recognized on the balance sheet as lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not changed significantly from prior GAAP. For operating leases, a lessee is required to i) recognize a right-of-use asset and lease liability, initially measured at the present value of the lease payment, ii) recognize a single lease cost over the lease term generally on a straight-line basis, and iii) classify all cash payments within operating activities on the cash flow statement. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Earlier adoption is permitted but we do not anticipate electing early adoption. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

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

In November 2015, the FASB issued guidance which requires all deferred tax assets and liabilities, as well as any related valuation allowance, to be classified as non-current on the balance sheet. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and earlier adoption is permitted. As of March 31, 2016, we elected early adoption on a prospective basis and, as of September 30, 2016, we presented $2.2 million of deferred income tax assets, long term and $109.7 million of deferred income tax liabilities, long term in the accompanying condensed consolidated balance sheet.

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

One of our subsidiaries previously owned a 50.1% interest in RELS LLC ("RELS"), a provider of appraisals and appraisal management services used in connection with mortgage loan originations. This investment contributed 80.2% and 83.5% of our total equity in earnings of affiliates, net of tax, for the three and nine months ended September 30, 2015, respectively. We acquired the remaining interest in RELS in December 2015. See Note 13 - Acquisitions for further discussion. The following summarizes the financial information for this investment (assuming 100% ownership interest):

	For the Three Months Ended	For the Nine Months Ended
(in thousands)	September 30, 2015	September 30, 2015
Statements of income
Total revenues	$62,503	$190,707
Expenses and other	53,442	158,509
Net income attributable to RELS LLC	$9,061	$32,198
CoreLogic equity in earnings of affiliate	$4,540	$16,131

We recorded equity in earnings of affiliates, net of tax of $0.6 million and $3.5 million for the three months ended September 30, 2016 and 2015, respectively, and equity in earnings of affiliates, net of tax of $0.6 million and $11.9 million for the nine months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016 and 2015, we recorded $2.5 million and $4.8 million, respectively, of operating revenues and $2.9 million and $3.2 million, respectively, of operating expenses related to our investment in affiliates. In addition, for the nine months ended September 30, 2016 and 2015, we recorded $7.7 million and $14.2 million, respectively, of operating revenues and $8.4 million and $9.7 million, respectively, of operating expenses related to our investment in affiliates.

Note 3 - Property and Equipment, Net

Property and equipment, net as of September 30, 2016 and December 31, 2015 consists of the following:

(in thousands)	2016	2015
Land	$7,476	$4,000
Buildings	6,293	111
Furniture and equipment	62,062	62,140
Capitalized software	874,871	759,925
Leasehold improvements	29,815	29,038
	980,517	855,214
Less accumulated depreciation	(536,928)	(479,560)
Property and equipment, net	$443,589	$375,654

Depreciation expense for property and equipment was approximately $21.1 million and $18.8 million for the three months ended September 30, 2016 and 2015, respectively, and $61.7 million and $56.0 million for the nine months ended September 30, 2016 and 2015, respectively.

Note 4 – Goodwill, Net

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by operating segment and reporting unit, for the nine months ended September 30, 2016, is as follows:

(in thousands)	PI	RMW	Consolidated
Balance as of January 1, 2016
Goodwill	$963,680	$925,392	$1,889,072
Accumulated impairment losses	(600)	(6,925)	(7,525)
Goodwill, net	963,080	918,467	1,881,547
Acquisitions	219,427	—	219,427
Translation adjustments	8,970	—	8,970
Balance as of September 30, 2016
Goodwill, net	$1,191,477	$918,467	$2,109,944

In connection with the acquisition of FNC, Inc. ("FNC"), we recorded $218.3 million of goodwill within our Property Intelligence ("PI") reporting unit for the nine months ended September 30, 2016. Further, we recorded $1.2 million of goodwill, within our PI reporting unit, related to an acquisition that was not significant. See Note 13 - Acquisitions for additional information.

Note 5 – Other Intangible Assets, Net

Other intangible assets, net consist of the following:

	September 30, 2016			December 31, 2015
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Client lists	$640,612	$(249,639)	$390,973	$496,192	$(219,887)	$276,305
Non-compete agreements	28,110	(10,045)	18,065	9,302	(7,983)	1,319
Trade names and licenses	121,717	(35,997)	85,720	102,297	(27,773)	74,524
	$790,439	$(295,681)	$494,758	$607,791	$(255,643)	$352,148

Amortization expense for other intangible assets, net was $13.9 million and $9.4 million for the three months ended September 30, 2016 and 2015, respectively, and $38.8 million and $28.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Estimated amortization expense for other intangible assets, net is as follows:

(in thousands)
Remainder of 2016	$14,119
2017	55,986
2018	55,182
2019	52,986
2020	50,602
Thereafter	265,883
$494,758

Note 6 – Long-Term Debt

Our long-term debt consists of the following:

	September 30, 2016			December 31, 2015
(in thousands)	Gross	Debt Issuance Costs	Net	Gross	Debt Issuance Costs	Net
Bank debt:
Term loan facility borrowings due April 2020, weighted-average interest rate of 2.25% and 1.96% as of September 30, 2016 and December 31, 2015, respectively	$1,315,313	$(13,479)	$1,301,834	$828,750	$(9,720)	$819,030
Revolving line of credit borrowings due April 2020, weighted-average interest rate of 2.24%and 1.96% as of September 30, 2016 and December 31, 2015, respectively	255,000	(5,150)	249,850	75,000	(6,262)	68,738
Notes:
7.25% senior notes due June 2021	—	—	—	393,000	(11,121)	381,879
7.55% senior debentures due April 2028	59,645	(217)	59,428	59,645	(231)	59,414
Acquisition-related note:
Non-interest bearing acquisition note, $5.0 million installment due March 2016	—	—	—	4,924	—	4,924
Other debt:
Various debt instruments with maturities through 2019	3,596	—	3,596	2,689	—	2,689
Total long-term debt	1,633,554	(18,846)	1,614,708	1,364,008	(27,334)	1,336,674
Less current portion of long-term debt	87,484	—	87,484	48,497	—	48,497
Long-term debt, net of current portion	$1,546,070	$(18,846)	$1,527,224	$1,315,511	$(27,334)	$1,288,177

As of September 30, 2016 and December 31, 2015, we have recorded $2.4 million and $3.6 million of accrued interest expense on our debt-related instruments.

Senior Notes

In May 2011, we issued $400.0 million aggregate principal amount of 7.25% senior notes due 2021 (the "Notes"). In July 2016, we completed the redemption of all outstanding balances under the Notes, which included a premium on debt extinguishment payment in the amount of $14.2 million for the three and nine months ended September 30, 2016.

Credit Agreement

In July 2016, we amended and restated our senior secured credit facility (the "Credit Agreement") with Bank of America, N.A., as administrative agent, and other financial institutions. The Credit Agreement provides for a $1.3 billion term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility"). The Term Facility matures and the Revolving Facility expires in April 2020. The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to request that the lenders increase the Term Facility by up to $225.0 million in the aggregate; however, the lenders are not obligated to do so.

The loans under the Credit Agreement bear interest, at our election, at (i) the Alternate Base Rate (as defined in the Credit Agreement) plus the Applicable Rate (as defined in the Credit Agreement) or (ii) the London interbank offering rate for Eurocurrency borrowings, adjusted for statutory reserves, plus the Applicable Rate. The initial Applicable Rate for Alternate Base Rate borrowings is 0.75% and for Adjusted Eurocurrency Rate (as defined in the Credit Agreement) borrowings is 1.75%. Starting with the full fiscal quarter after the closing date, the Applicable Rate will vary depending on our leverage ratio. The minimum Applicable Rate for Alternate Base Rate borrowings will be 0.25% and the maximum will be 1.00%. The minimum Applicable Rate for Adjusted Eurocurrency Rate borrowings will be 1.25% and the maximum will be 2.00%. The Credit

Agreement also requires us to pay commitment fees for the unused portion of the Revolving Facility, which will be a minimum of 0.25% and a maximum of 0.40%, depending on our leverage ratio.

The Credit Agreement provides that loans under the Term Facility must be repaid in quarterly installments, commencing in September 2016 and continuing on each three-month anniversary thereafter in an amount equal to $17.2 million for the first four quarterly payments, $34.4 million for the next four quarterly payments and $51.6 million for each quarterly payment thereafter through March 2020. The outstanding balance of the Term Facility will be due in April 2020.

The Credit Agreement contains financial maintenance covenants, including a (i) maximum total leverage ratio not to exceed 4.50 to 1.00 (stepped down to 4.25 to 1.00 starting with the fiscal quarter ending June 2017, with a further step down to 3.75 to 1.00 starting with the fiscal quarter ending June 2018 and stepped down to 3.50 to 1.00 starting with the fiscal quarter ending June 2019) and (ii) a minimum interest coverage ratio of not less than 3.00 to 1.00. See Note 13 - Acquisitions for further discussion.

At September 30, 2016, we had borrowing capacity under the Revolving Facility of $295.0 million and we were in compliance with all of our covenants under the Credit Agreement.

Debt Issuance Costs

In connection with the amendment and restatement of the Credit Agreement, we incurred approximately $6.3 million of debt issuance costs of which $0.3 million were expensed in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2016. We capitalized the remaining $6.0 million of debt issuance costs within long-term debt, net in the accompanying condensed consolidated balance sheets, and will amortize these costs over the term of the Credit Agreement. We had unamortized costs of $14.0 million related to previously recorded debt issuance costs, which we will amortize over the term of the Credit Agreement. In connection with the redemption of the Notes in July 2016, we wrote-off $10.2 million of unamortized debt issuance costs during the three and nine months ended September 30, 2016.

For the nine months ended September 30, 2015, we recorded $6.5 million of debt issuance costs of which $0.4 million were expensed in the accompanying condensed consolidated statements of operations and we capitalized the remaining $6.1 million of debt issuance costs within long-term debt, net in the accompanying condensed consolidated balance sheets. Further, we wrote-off $1.6 million of unamortized debt issuance costs during the nine months ended September 30, 2015.

7.55% Senior Debentures

In April 1998, we issued $100.0 million in aggregate principal amount of 7.55% senior debentures due 2028. In April 2010, in anticipation of the spin-off of our financial services businesses into a new, publicly-traded, New York Stock Exchange-listed company called First American Financial Corporation ("FAFC") in June 2010 ("Separation"), we commenced a cash tender offer for these debentures and also solicited consent from the holders thereof to expressly affirm that the Separation would not conflict with the terms of the debentures. See Note 12 - Litigation and Regulatory Contingencies for further discussion on the Separation. In April 2010, we announced that valid consents were tendered representing over 50.0% of the outstanding debentures. Accordingly, we received the requisite approvals from debenture holders and amended the related indentures. The indentures governing these debentures, as amended, contain limited restrictions on the Company.

Interest Rate Swaps

We have entered into amortizing interest rate swaps ("Swaps") in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. In August 2016, we entered into Swaps which became effective in September 2016 and terminate in April 2020. The Swaps entered in August 2016 are for an initial notional balance of $500.0 million, with a fixed interest rate of 1.03%, and amortize quarterly by $25.0 million through December 2018, with a notional step up of $100.0 million in March 2019, continued quarterly amortization of $25.0 million through April 2020, and a remaining notional amount of $275.0 million. In May 2014, we entered into Swaps which became effective in December 2014 and terminate in March 2019. The Swaps entered in May 2014 are for an initial notional balance of $500.0 million, with a fixed interest rate of 1.57%, and amortize quarterly by $12.5 million through December 31, 2017 and $25.0 million through December 31, 2018, with a remaining notional amount of $250.0 million.

We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges resulted in a liability of $8.7 million and $4.4 million as of September 30, 2016 and December 31, 2015, respectively, which is included in the accompanying condensed consolidated balance sheets as a component of other liabilities.

Unrealized losses of $0.4 million (net of $0.2 million in deferred taxes) and unrealized losses of $2.0 million (net of $1.3 million in deferred taxes) for the three months ended September 30, 2016 and 2015, respectively, and unrealized losses of $2.7 million (net of $1.7 million in deferred taxes) and $3.1 million (net of $1.9 million in deferred taxes) for the nine months ended September 30, 2016 and 2015, respectively, were recognized in other comprehensive (loss)/income related to the Swaps.

Note 7 – Income Taxes

The effective income tax rate for income taxes as a percentage of income from continuing operations before equity in earnings of affiliates and income taxes was 31.0% and 46.4% for the three months ended September 30, 2016 and 2015, respectively, and 33.5% and 37.4% for the nine months ended September 30, 2016 and 2015, respectively.

For the three months ended September 30, 2016, when compared to 2015, the decrease in the effective income tax rate was primarily attributable to current year favorable rate reductions related to foreign tax rate differentials, permanent enactment of the federal research credit subsequent to September 30, 2015 and a reduction in the contingent consideration recorded in connection with the acquisition of FNC. The prior year rate was unfavorably impacted by unbenefited foreign losses in tax jurisdictions with tax rates lower than the U.S. and a decrease in foreign tax credits.

For the nine months ended September 30, 2016, when compared to 2015, the decrease in the effective income tax rate was due to current year favorable rate reductions related to foreign tax rate differentials, permanent enactment of the federal research credit subsequent to September 30, 2015 and a reduction in the contingent consideration recorded in connection with the acquisition of FNC. The current year favorable rate reductions were partially offset by prior year non-recurring favorable discrete items related to release of a foreign valuation allowance and a reduction in foreign uncertain tax benefits due to statute of limitations expiration.

Income taxes included in equity in earnings of affiliates were $0.5 million and $2.3 million for the three months ended September 30, 2016 and 2015, respectively, and $0.9 million and $7.8 million for the nine months ended September 30, 2016 and 2015, respectively. For the purpose of segment reporting, these amounts are included in corporate and therefore not reflected in our reportable segments.

We are currently under examination for the years 2005 to 2011 by the U.S. federal and various state taxing authorities. It is reasonably possible the amount of unrecognized tax benefit with respect to certain unrecognized tax positions could significantly increase or decrease within the next twelve months. We estimate the unrecognized tax benefit could decrease by up to $21.5 million within the next twelve months. The estimated change is primarily related to IRS audits, subject to the FAFC indemnification, and may have minimal impact to net income. See Note 12 - Litigation and Regulatory Contingencies for further discussion on FAFC.

Note 8 – Earnings Per Share

The following is a reconciliation of net income per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
(in thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income from continuing operations	$36,002	$28,285	$103,965	$90,583
Loss from discontinued operations, net of tax	(936)	(117)	(998)	(445)
Net income attributable to CoreLogic	$35,066	$28,168	$102,967	$90,138
Denominator:
Weighted-average shares for basic income per share	87,584	88,719	88,141	89,374
Dilutive effect of stock options and restricted stock units	1,604	1,435	1,560	1,367
Weighted-average shares for diluted income per share	89,188	90,154	89,701	90,741
Income per share
Basic:
Net income from continuing operations	$0.41	$0.32	$1.18	$1.01
Loss from discontinued operations, net of tax	(0.01)	—	(0.01)	—
Net income attributable to CoreLogic	$0.40	$0.32	$1.17	$1.01
Diluted:
Net income from continuing operations	$0.40	$0.31	$1.16	$1.00
Loss from discontinued operations, net of tax	(0.01)	—	(0.01)	—
Net income attributable to CoreLogic	$0.39	$0.31	$1.15	$1.00

The dilutive effect of stock-based compensation awards has been calculated using the treasury-stock method. For both the three months ended September 30, 2016 and 2015, there were no anti-dilutive common shares. For the nine months ended September 30, 2016 and 2015, an aggregate of less than 0.1 million and 0.3 million of stock options, respectively, were excluded from the weighted-average diluted common shares outstanding due to their anti-dilutive effect.

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

Interest rate swap agreements

The fair value of the interest rate swap agreements was estimated based on market-value quotes received from the counterparties to the agreements.

The fair values of our financial instruments as of September 30, 2016 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$79,015	$—	$—	$79,015
Restricted cash	—	8,936	—	8,936
Marketable securities	21,819	—	—	21,819
Total Financial Assets	$100,834	$8,936	$—	$109,770

Financial Liabilities:
Contingent consideration	$—	$—	$4,900	$4,900
Total debt	—	1,643,235	—	1,643,235
Total Financial Liabilities	$—	$1,643,235	$4,900	$1,648,135

Derivatives:
Liability for interest rate swap agreements	$—	$8,699	$—	$8,699

The fair values of our financial instruments as of December 31, 2015 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Fair Value
Financial Assets:
Cash and cash equivalents	$99,090	$—	$99,090
Restricted cash	—	10,926	10,926
Marketable securities	22,709	—	22,709
Total Financial Assets	$121,799	$10,926	$132,725

Financial Liabilities:
Total debt	$—	$1,315,473	$1,315,473

Derivatives:
Liability for interest rate swap agreements	$—	$4,370	$4,370

There were no transfers between Level 1, Level 2 or Level 3 securities during the three and nine months ended September 30, 2016. In connection with the contingent consideration, we recorded gains of $4.0 million and $3.1 million in our condensed consolidated statement of operations for the three and nine months ended September 30, 2016, respectively.

Note 10 – Stock-Based Compensation

We currently issue equity awards under the Amended and Restated CoreLogic, Inc. 2011 Performance Incentive Plan, which was initially approved by our stockholders at our Annual Meeting held on May 19, 2011 with an amendment and restatement approved by our stockholders at our Annual Meeting held on July 29, 2014 (the “Plan”). The Plan includes the ability to grant restricted stock unit ("RSUs"), performance-based stock units ("PBRSUs") and stock options. The Plan provides for up to 21,909,000 shares of the Company's common stock to be available for award grants. Prior to the approval of the Plan, we issued share-based awards under the CoreLogic, Inc. 2006 Incentive Plan.

We primarily utilize RSUs and PBRSUs as our share-based compensation instruments for employees and directors. The fair value of any share-based compensation instrument grant is based on the market value of our shares on the date of grant and is recognized as compensation expense over its vesting period.

Restricted Stock Units

For the nine months ended September 30, 2016 and 2015, we awarded 967,826 and 943,486 RSUs, respectively, with an estimated grant-date fair value of $33.7 million and $33.3 million, respectively. The majority of the RSU awards will vest ratably over three years from their grant date.

RSU activity for the nine months ended September 30, 2016 is as follows:

	Number of	Weighted-Average Grant-Date
(in thousands, except weighted-average fair value prices)	Shares	Fair Value
Unvested RSUs outstanding at December 31, 2015	1,537	$32.92
RSUs granted	968	$34.78
RSUs vested	(755)	$32.34
RSUs forfeited	(96)	$34.39
Unvested RSUs outstanding at September 30, 2016	1,654	$34.18

As of September 30, 2016, there was $36.9 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.1 years. The fair value of RSUs is based on the market value of our common stock on the date of grant.

Performance-Based Restricted Stock Units

For the nine months ended September 30, 2016 and 2015, we awarded 285,475 and 222,788 PBRSUs, respectively, with an estimated grant-date fair value of $10.1 million and $7.6 million, respectively. These awards are subject to service-based, performance-based and market-based vesting conditions. For the majority of the PBRSUs awarded during the nine months ended September 30, 2016, the performance period is from January 1, 2016 to December 31, 2018 and the performance metric is adjusted earnings per share and market-based conditions. Subject to satisfaction of the performance criteria, the majority of the 2016 awards will vest on December 31, 2018. For the nine months ended September 30, 2016, the awards included 111,598 PBRSUs issued in conjunction with acquisitions. The performance metric is total revenue with the performance period through December 31, 2018.

The performance period for the PBRSUs awarded during the nine months ended September 30, 2015 is from January 1, 2015 to December 31, 2017 and the performance metric is adjusted earnings per share and market-based conditions. Subject to satisfaction of the performance criteria, the majority of the 2015 awards will vest on December 31, 2017.

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

PBRSU activity for the nine months ended September 30, 2016 is as follows:

	Number of	Weighted-Average Grant-Date
(in thousands, except weighted-average fair value prices)	Shares	Fair Value
Unvested PBRSUs outstanding at December 31, 2015	659	$29.15
PBRSUs granted	285	$35.39
PBRSUs vested	(94)	$26.49
PBRSUs forfeited	(112)	$22.37
Unvested PBRSUs outstanding at September 30, 2016	738	$34.13

As of September 30, 2016, there was $20.1 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 1.9 years. The fair value of PBRSUs is based on the market value of our common stock on the date of grant.

Stock Options

Prior to 2015, we issued stock options as incentive compensation for certain employees. Option activity for the nine months ended September 30, 2016 is as follows:

(in thousands, except weighted-average price)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	1,826	$21.33
Options granted	—	$—
Options exercised	(313)	$21.72
Options canceled	(1)	$30.52
Options outstanding at September 30, 2016	1,512	$21.24	4.8	$27,152
Options vested and expected to vest at September 30, 2016	1,509	$21.23	4.8	$27,141
Options exercisable at September 30, 2016	1,440	$20.72	4.7	$26,645

As of September 30, 2016, there was $0.3 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 6 months.

The intrinsic value of options exercised was $4.4 million and $8.8 million for the nine months ended September 30, 2016 and 2015, respectively. This intrinsic value represents the difference between the fair market value of our common stock on the date of exercise and the exercise price of each option.

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

The following table sets forth the stock-based compensation expense recognized for the three and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
RSUs	$6,209	$5,699	$19,757	$18,532
PBRSUs	3,766	1,433	8,312	5,485
Stock options	213	443	813	1,480
Employee stock purchase plan	352	305	977	922
	$10,540	$7,880	$29,859	$26,419

The above includes $0.7 million and $1.3 million of stock-based compensation expense within cost of services in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2016 and 2015, respectively, and $3.6 million and $2.7 million for the nine months ended September 30, 2016 and 2015, respectively.

Note 11 - Commitments

Lease Commitments

We lease certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that the Company will pay insurance and taxes.

Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2016 are as follows:

(in thousands)
Remaining 2016	$8,216
2017	21,983
2018	21,072
2019	19,790
2020	16,862
Thereafter	82,144
$170,067

Total rental expenses for all operating leases and month-to-month rentals were $5.8 million and $4.6 million for the three months ended September 30, 2016 and September 30, 2015, respectively, and $15.1 million and $13.7 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.

Operational Commitments

In August 2011, an affiliate of Cognizant Technology Solutions Corporation ("Cognizant") acquired CoreLogic India Global Services Private Limited, our India-based captive operations ("CoreLogic India"). The purchase price for CoreLogic India was $50.0 million in cash before working capital adjustments. As part of the transaction, we entered into a Master Professional Services Agreement ("Services Agreement") and supplement ("Supplement") with Cognizant under which Cognizant will provide a range of business process and information technology services to us. The Supplement has an initial term of seven years and we have the unilateral right to extend the term for up to three one-year periods. During the first five years of the agreement, we are subject to a net total minimum commitment of approximately $303.5 million, plus applicable inflation adjustments. In connection with the sale, we recorded $27.1 million of deferred gain on sale which was recognized to income over five years. As of September 30, 2016, the remaining minimum commitment totaled $9.1 million.

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

Separation

Following the Separation, we are responsible for a portion of FAFC's contingent and other corporate liabilities. In the Separation and Distribution Agreement we entered into in connection with the Separation (the "Separation and Distribution Agreement"), we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either

FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary. At September 30, 2016, no reserves were considered necessary.

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

Note 13 – Acquisitions

In April 2016, we completed the acquisition of FNC for up to $475.0 million, with $400.0 million in cash paid at closing, subject to certain closing adjustments, and up to $75.0 million to be paid in cash in 2018, contingent upon the achievement of certain revenue targets in fiscal 2017. We fair-valued the contingent payment using the Monte Carlo simulation model and initially recorded $8.0 million as contingent consideration. The contingent payment is fair-valued quarterly and changes are recorded within our condensed consolidated statement of operations. See Note 9 - Fair Value of Financial Instruments for further discussion. FNC is a leading provider of real estate collateral information technology and solutions that automates property appraisal ordering, tracking, documentation and review for lender compliance with government regulations and is included as a component of our PI reporting segment. The acquisition continues to expand our property valuation capabilities. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. The purchase price allocation is subject to change based on our final determination of fair value in connection with intangible assets and working capital matters. We preliminarily recorded a deferred tax liability of $90.3 million, property and equipment of $79.8 million with an estimated average life of 12 years, customer lists of $141.8 million with an estimated average life of 16 years, trade names of $15.9 million with an estimated average life of 19 years, non-compete agreements of $18.8 million with an estimated average life of 5 years, other intangibles of $2.9 million with an estimated average life of 10 years and goodwill of $218.3 million. For the three months ended September 30, 2016, goodwill was increased by approximately $6.8 million from the initial amount recorded in the second quarter of 2016, as a results of a change in purchase price allocation for certain working capital and tax adjustments. This business combination did not have a material impact on our condensed consolidated statements of operations.

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

In September 2015, we completed the acquisition of LandSafe Appraisal Services, Inc. for $122.0 million, subject to working capital adjustments, which is included as a component of our PI reporting segment. The acquisition builds on our longstanding strategic relationship with a key client and continues to expand our property valuation capabilities. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We recorded customer lists of $53.4 million with an estimated average life of 10 years, other intangibles of $4.3 million with an estimated average life of 10 years and goodwill of $64.6 million, which is fully deductible for tax purposes. This business combination did not have a material impact on our condensed consolidated statements of operations.

We incurred $1.4 million and $0.6 million of acquisition-related costs within selling, general and administrative expenses on our consolidated statements of operations for the three months ended September 30, 2016 and 2015, respectively, and $7.5 million and $1.0 million for the nine months ended September 30, 2016 and 2015, respectively.

Note 14 – Discontinued Operations

In September 2014, we completed the sale of our collateral solutions and field services businesses, which were included in the former reporting segment Asset Management and Processing Solutions ("AMPS"), for total consideration of $29.1 million, subject to working capital adjustments. In September 2012, we completed the wind down of our consumer services business and our then-owned appraisal management company business, which were included in our PI and Risk Management and Workflow ("RMW") segments, respectively. In September 2011, we closed our marketing services business, which was included in our PI segment. In December 2010, we completed the sale of our Employer and Litigation Services businesses ("ELI"). Each of these businesses is reflected in our accompanying condensed consolidated financial statements as discontinued operations.

In connection with previous divestitures, we retain the prospect of contingent liabilities for indemnification obligations or breaches of representations or warranties. With respect to one such divestiture, a jury recently returned an unfavorable verdict against a discontinued operating unit that, if upheld on appeal, could result in the reasonable possibility of indemnification exposure up to $16.0 million. We do not consider this outcome to be probable and intend to vigorously assert our contractual and other rights, including to pursue an appeal to eliminate or substantially reduce any potential post-divestiture contingency. Any actual liability that comes to fruition would be reflected in our results from discontinued operations.

Summarized below are certain assets and liabilities classified as discontinued operations as of September 30, 2016 and December 31, 2015:

(in thousands)
As of September 30, 2016	PI	RMW	ELI	AMPS	Total
Deferred income tax asset and other current assets	$326	$(217)	$—	$572	$681

Accounts payable, accrued expenses and other current liabilities	$253	$317	$948	$2,341	$3,859

As of December 31, 2015
Deferred income tax asset and other current assets	$326	$(217)	$—	$572	$681

Accounts payable, accrued expenses and other current liabilities	$250	$319	$—	$1,958	$2,527

Summarized below are the components of our loss from discontinued operations for the three and nine months ended September 30, 2016 and 2015:

(in thousands)
For the Three Months Ended September 30, 2016	PI	RMW	ELI	AMPS	Total
Operating revenue	$—	$—	$—	$—	$—
Loss from discontinued operations before income taxes	(36)	(4)	(948)	(529)	(1,517)
Income tax benefit	(14)	(1)	(363)	(203)	(581)
Loss from discontinued operations, net of tax	$(22)	$(3)	$(585)	$(326)	$(936)

For the Three Months Ended September 30, 2015
Operating revenue	$—	$—	$—	$—	$—
Loss from discontinued operations before income taxes	(145)	(4)	—	(40)	(189)
Income tax benefit	(55)	57	—	(74)	(72)
Loss from discontinued operations, net of tax	$(90)	$(61)	$—	$34	$(117)

(in thousands)
For the Nine Months Ended September 30, 2016	PI	RMW	ELI	AMPS	Total
Operating revenue	$—	$—	$—	$—	$—
Loss from discontinued operations before income taxes	(37)	(7)	(948)	(624)	(1,616)
Income tax benefit	(14)	(3)	(362)	(239)	(618)
Loss from discontinued operations, net of tax	$(23)	$(4)	$(586)	$(385)	$(998)

For the Nine Months Ended September 30, 2015
Operating revenue	$—	$—	$—	$2	$2
Loss from discontinued operations before income taxes	(522)	(17)	—	(182)	(721)
Income tax benefit	(155)	(4)	—	(117)	(276)
Loss from discontinued operations, net of tax	$(367)	$(13)	$—	$(65)	$(445)

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

The operating results of our PI segment included intercompany revenues of $1.5 million and $1.3 million for the three months ended September 30, 2016 and 2015, and $4.2 million and $4.3 million for the nine months ended September 30, 2016 and 2015, respectively. The segment also included intercompany expenses of $1.0 million and $1.2 million for the three months ended September 30, 2016 and 2015, and $3.9 million and $3.6 million for the nine months ended September 30, 2016 and 2015, respectively.

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

The operating results of our RMW segment included intercompany revenues of $1.0 million and $1.2 million for the three months ended September 30, 2016 and 2015, and $3.9 million and $3.6 million for the nine months ended September 30, 2016 and 2015, respectively. The segment also included intercompany expenses of $1.5 million and $1.3 million for the three months ended September 30, 2016 and 2015, and $4.2 million and $4.3 million for the nine months ended September 30, 2016 and 2015, respectively.

We also separately report on our corporate and eliminations. Corporate consists primarily of corporate personnel and other expenses associated with our corporate functions and facilities, investment gains and losses, equity in earnings of affiliates, net of tax, and interest expense.

It is impracticable to disclose revenues from external clients for each product and service offered.

Selected financial information by reportable segment is as follows:

(in thousands)
For the Three Months Ended September 30, 2016	Operating Revenues	Depreciation and Amortization	Operating Income/(Loss)	Equity in Earnings/(Losses) of Affiliates, Net of Tax	Net Income/(Loss) From Continuing Operations	Capital Expenditures
PI	$280,620	$33,280	$28,018	$872	$28,325	$12,517
RMW	245,764	6,304	76,749	—	76,749	2,658
Corporate	2	4,914	(19,943)	(265)	(69,072)	1,408
Eliminations	(2,490)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$523,896	$44,498	$84,824	$607	$36,002	$16,583

For the Three Months Ended September 30, 2015
PI	$156,944	$23,052	$19,552	$5,763	$25,213	$10,303
RMW	232,050	9,525	64,104	—	64,100	3,355
Corporate	—	3,863	(17,736)	(2,266)	(60,671)	3,854
Eliminations	(2,555)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$386,439	$36,440	$65,920	$3,497	$28,642	$17,512

For the Nine Months Ended September 30, 2016
PI	$798,741	$93,580	$78,518	$1,424	$78,122	$38,476
RMW	687,023	20,635	195,993	—	195,991	7,786
Corporate	5	13,218	(56,862)	(829)	(170,148)	16,106
Eliminations	(8,125)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$1,477,644	$127,433	$217,649	$595	$103,965	$62,368

For the Nine Months Ended September 30, 2015
PI	$471,442	$71,609	$56,229	$19,589	$75,450	$35,541
RMW	673,672	25,769	179,996	—	179,967	10,187
Corporate	37	12,311	(60,332)	(7,658)	(164,011)	11,987
Eliminations	(7,927)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$1,137,224	$109,689	$175,893	$11,931	$91,406	$57,715

(in thousands)	As of	As of
Assets	September 30, 2016	December 31, 2015
PI	$2,504,317	$2,058,412
RMW	1,339,912	1,316,785
Corporate	5,595,976	5,318,990
Eliminations	(5,429,311)	(5,021,152)
Consolidated (excluding assets of discontinued operations)	$4,010,894	$3,673,035

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

We offer our clients a comprehensive national database of public, contributory and proprietary data covering real property and mortgage information, judgments and liens, building and replacement costs, parcel and geospatial data, criminal background records, eviction information, non-prime lending records, credit information, and tax information, among other data types. Our databases include over 900 million historical property transactions, over 99 million mortgage applications and property-specific data covering approximately 99% of U.S. residential and commercial properties exceeding 149 million records. We believe the quality of the data we offer is distinguished by our broad range of data sources and our expertise in aggregating, organizing, normalizing, processing and delivering data to our clients.

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

RESULTS OF OPERATIONS

Overview of Business Environment and Company Developments

Business Environment

The volume of U.S. mortgage loan originations serves as a key market driver for approximately half of our business. We believe the volume of real estate and mortgage transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, employment levels and the overall state of the U.S. economy. We believe mortgage origination unit volumes increased by approximately 20% in the third quarter of 2016 relative to the same period in 2015. Overall, we expect full-year 2016 mortgage unit volumes to be modestly higher than 2015 levels. Longer-term, we expect the mortgage origination market will continue to shift more towards a purchase-driven market, which will partially offset the expected continued decline of refinance activity.

We generate the majority of our revenues from clients with operations in the U.S. residential real estate, mortgage origination and mortgage servicing markets. Approximately 41.2% and 30.3% of our operating revenues for the three months ended September 30, 2016 and 2015, respectively, and approximately 41.6% and 32.7% of our operating revenues for the nine months ended September 30, 2016 and 2015, respectively, were generated from our top ten clients, who consist of the largest U.S. mortgage originators and servicers. Two of our clients accounted for 14.6% and 11.3% of our operating revenues for the three months ended September 30, 2016, respectively, and 14.6% and 11.5% of our operating revenues for the nine months ended September 30, 2016, respectively. No client accounted for 10.0% or more of our operating revenues for the three or nine months ended September 30, 2015.

While the majority of our revenues are generated in the U.S., we are impacted by the financial results of our international operations. For the three months ended September 30, 2016, our revenues were favorably impacted by $0.4 million and for the nine months ended September 30, 2016 our revenues were unfavorably impacted by $3.6 million due to foreign currency translation.

Acquisition & Financing

In April 2016, we completed the acquisition of FNC, Inc. ("FNC"), for up to $475.0 million, with $400.0 million in cash paid at closing, subject to certain closing adjustments, and up to $75.0 million to be paid in 2018 contingent upon the achievement of certain revenue targets in fiscal 2017. We funded the transaction primarily by drawing $390.0 million on our revolving credit facility (the "Revolving Facility") and also used cash on hand. Subsequently, in July 2016, we completed $525.0 million of incremental term loan borrowings by amending our senior secured credit facility (the "Credit Agreement") in June 2016. We used a portion of the proceeds of the new borrowings to redeem our outstanding 7.25% senior notes due 2021 (the "Notes") at a price equal to 103.625% of the principal amount of the Notes plus accrued and unpaid interest for approximately $411.0 million. We also used a portion of the proceeds to reduce our outstanding balance under the Revolving Facility by $110.0 million.

Unless otherwise indicated, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q relate solely to the discussion of our continuing operations.

Consolidated Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Operating Revenues

Our consolidated operating revenues were $523.9 million for the three months ended September 30, 2016, an increase of $137.5 million, or 35.6%, when compared to 2015, and consisted of the following:

(in thousands, except percentages)	2016	2015	$ Change	% Change
PI	$280,620	$156,944	$123,676	78.8%
RMW	245,764	232,050	13,714	5.9
Corporate and eliminations	(2,488)	(2,555)	67	(2.6)
Operating revenues	$523,896	$386,439	$137,457	35.6%

Our PI segment revenues increased by $123.7 million, or 78.8%, when compared to 2015. Acquisition activity contributed $124.0 million of additional revenues in 2016. Excluding acquisition activity, the decrease of $0.3 million was due to lower property information and analytics revenues of $2.6 million and lower other revenues of $1.7 million. The variance was partially offset by higher revenues from our international operations of $2.3 million, higher insurance-related revenues of $1.3 million and favorable foreign currency translation of $0.4 million.

Our RMW segment revenues increased by $13.7 million, or 5.9%, when compared to 2015. The variance was primarily due to a mix of improved pricing and market-share gains, which increased our revenues from credit & screening solutions by $14.5 million, property tax processing by $8.8 million, and flood data services by $4.0 million, partially offset by declines in our technology solutions revenues from the wind-down of non-core product lines approximately $13.6 million.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services

Our consolidated cost of services was $275.5 million for the three months ended September 30, 2016, an increase of $82.6 million, or 42.8%, when compared to 2015. Acquisition activity contributed $82.8 million of additional expense in 2016. Excluding acquisition activity, the decrease of $0.2 million, despite higher revenues, was due to the result of our on-going operational efficiency programs.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $119.1 million for the three months ended September 30, 2016, an increase of $27.9 million, or 30.5%, when compared to 2015. Acquisition activity contributed $26.2 million of additional expense in 2016. Excluding acquisition activity, the increase of $1.7 million was primarily due to higher external services costs of $4.4 million (including cyber-security and compliance costs), higher provision for doubtful accounts of $2.4 million and higher facility and lease equipment costs of $0.7 million, partially offset by our on-going operational efficiency programs, which contributed to lower professional fees of $5.2 million and lower compensation-related expenses of $0.6 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $44.5 million for the three months ended September 30, 2016, an increase of $8.1 million, or 22.1%, when compared to 2015. Acquisition activity contributed $10.3 million of additional expense in 2016. Excluding acquisition activity, the decrease of $2.2 million was due to lower depreciation from assets that were fully depreciated in the prior year.

Operating Income

Our consolidated operating income was $84.8 million for the three months ended September 30, 2016, an increase of $18.9 million, or 28.7%, when compared to 2015, and consisted of the following:

(in thousands, except percentages)	2016	2015	$ Change	% Change
PI	$28,018	$19,552	$8,466	43.3%
RMW	76,749	64,104	12,645	19.7
Corporate and eliminations	(19,943)	(17,736)	(2,207)	12.4
Operating income	$84,824	$65,920	$18,904	28.7%

Our PI segment operating income increased by $8.5 million, or 43.3%, when compared to 2015. Acquisition activity contributed $4.7 million of operating income in 2016. Excluding acquisition activity, operating income increased $3.8 million and operating margins increased 245 basis points primarily due to favorable product mix and pricing in property information and analytics and higher revenues and pricing from our insurance and international operations.

Our RMW segment operating income increased by $12.6 million, or 19.7%, and operating margins increased 360 basis points when compared to 2015 primarily due to pricing and/or market-share gains in our credit and screening solutions and property tax processing and the impact of ongoing operational efficiency programs, partially offset by the wind-down of non-core product lines.

Corporate and eliminations had an unfavorable variance of $2.2 million primarily due to higher write-offs of leasehold improvements of $1.1 million and higher investments in operational efficiency programs.

Total Interest Expense, Net

Our consolidated total interest expense, net was $13.7 million for the three months ended September 30, 2016, a decrease of $2.9 million, or 17.2%, when compared to 2015. The decrease was primarily due to lower interest rates, partially offset by a higher average outstanding balance in the current year. The lower interest rates were the result of our financing activities in July 2016 in which we amended and expanded our Credit Agreement and redeemed our Notes.

Loss on Early Extinguishment of Debt and Other, Net

Our consolidated loss on investments and other, net was $19.8 million for the three months ended September 30, 2016, an increase of $17.3 million when compared to 2015, due primarily to higher losses related to the extinguishment of debt of $24.4 million in connection with the redemption of all outstanding balances under the Notes.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations before equity in earnings of affiliates and incomes taxes was $15.9 million and $21.8 million for the three months ended September 30, 2016 and 2015, respectively. The effective tax rate was 31.0% and 46.4% for the three months ended September 30, 2016 and 2015, respectively. The decrease in the effective income tax rate was primarily attributable to current year favorable rate reductions related to foreign tax rate differentials, permanent enactment of the federal research credit subsequent to September 30, 2015 and a reduction in the contingent consideration recorded in connection with the acquisition of FNC. The prior year rate was unfavorably impacted by unbenefited foreign losses in tax jurisdictions with tax rates lower than the U.S. and a decrease in foreign tax credits.

Equity in Earnings of Affiliates, Net of Tax

Our consolidated equity in earnings of affiliates, net of tax, was $0.6 million for the three months ended September 30, 2016, a decrease of $2.9 million, or 82.6%, when compared to 2015. We have equity interests in various affiliates that primarily provide settlement services in connection with residential mortgage loans. The decrease was primarily due to the acquisition of the remaining interest in RELS in December 2015, which contributed $2.8 million of earnings, net of tax in the third quarter of 2015. Following the acquisition, RELS is a consolidated subsidiary of ours and is no longer accounted for under the equity method of accounting.

Net Income Attributable to Noncontrolling Interests

Our consolidated net income attributable to noncontrolling interests decreased by $0.4 million for the three months ended September 30, 2016 when compared to 2015 due to the acquisition of the remaining 40.0% interest in New Zealand-based Property IQ Ltd. ("PIQ").

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Operating Revenues

Our consolidated operating revenues were $1.5 billion for the nine months ended September 30, 2016, an increase of $340.4 million, or 29.9%, when compared to 2015, and consisted of the following:

(in thousands, except percentages)	2016	2015	$ Change	% Change
PI	$798,741	$471,442	$327,299	69.4%
RMW	687,023	673,672	13,351	2.0
Corporate and eliminations	(8,120)	(7,890)	(230)	2.9
Operating revenues	$1,477,644	$1,137,224	$340,420	29.9%

Our PI segment revenues increased by $327.3 million, or 69.4%, when compared to 2015. Acquisition activity accounted for $332.7 million of the increase in 2016. Excluding acquisition activity, the decrease of $5.4 million was primarily due to lower property information and analytics revenues of $7.8 million, the impact of unfavorable foreign currency translation of $3.6 million and lower other revenues of $3.7 million. The decrease was partially offset by higher revenues from our international operations of $6.4 million and higher insurance-related revenues of $3.3 million.

Our RMW segment revenues increased by $13.4 million, or 2.0%, when compared to 2015. The variance was primarily due to a mix of improved pricing and market share gains, which increased our revenues from property tax processing by $22.2 million, credit & screening solutions by $17.8 million and flood data services by $5.5 million, partially offset by declines in our technology solutions revenues from the wind-down of non-core product lines of approximately $32.1 million.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services

Our consolidated cost of services was $785.6 million for the nine months ended September 30, 2016, an increase of $217.5 million, or 38.3%, when compared to 2015. Acquisition activity contributed $222.3 million of additional expense in 2016. Excluding acquisition activity, the decrease of $4.8 million, despite higher revenues, was primarily due to the result of our on-going operational efficiency programs.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $347.0 million for the nine months ended September 30, 2016, an increase of $63.5 million, or 22.4%, when compared to 2015. Acquisition activity contributed $73.2 million of additional expense in 2016. Excluding acquisition activity, the decrease of $9.7 million was primarily due to our on-going operational efficiency programs which contributed to lower compensation-related expenses of $14.4 million, lower professional fees of $6.6 million and lower facility and lease equipment costs of $1.5 million, partially offset by higher external services costs of $11.9 million (including cyber-security and compliance costs) and higher other costs of $0.9 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $127.4 million for the nine months ended September 30, 2016, an increase of $17.7 million, or 16.2%, when compared to 2015. Acquisition activity contributed $24.5 million of additional expense in 2016. Excluding acquisition activity, the decrease of $6.8 million was due to lower depreciation from assets that were fully depreciated in the prior year.

Operating Income

Our consolidated operating income was $217.6 million for the nine months ended September 30, 2016, an increase of $41.8 million, or 23.7%, when compared to 2015, and consisted of the following:

(in thousands, except percentages)	2016	2015	$ Change	% Change
PI	$78,518	$56,229	$22,289	39.6%
RMW	195,993	179,996	15,997	8.9
Corporate and eliminations	(56,862)	(60,332)	3,470	(5.8)
Operating income	$217,649	$175,893	$41,756	23.7%

Our PI segment operating income increased by $22.3 million, or 39.6%, when compared to 2015. Acquisition activity contributed $12.7 million of higher operating income in 2016. Excluding acquisition activity, operating income increased by $9.6 million and operating margins increased 220 basis points primarily due to favorable product mix and pricing in property information and analytics, higher revenues and pricing from our insurance and international operations and the impact of ongoing operational efficiency programs.

Our RMW segment operating income increased by $16.0 million, or 8.9%, and operating margins increased 181 basis points when compared to 2015 primarily due to improved pricing and/or market share gains and the impact of ongoing operational efficiency programs, partially offset by the wind-down of non-core product lines.

Corporate and eliminations operating loss decreased $3.5 million, or 5.8%, primarily due to the impact of ongoing operational efficiency programs.

Total Interest Expense, net

Our consolidated total interest expense, net was $45.2 million for the nine months ended September 30, 2016, a decrease of $0.3 million, or 0.7%, when compared to 2015. The decrease was primarily due to lower interest rates, partially offset by a higher average outstanding balance and an out-of-period adjustment which reduced interest expense by $5.2 million during the first quarter of 2015. The lower interest rates were the result of our financing activities in July 2016 in which we amended and expanded our Credit Agreement and redeemed our Notes.

Loss on Early Extinguishment of Debt and Other, Net

Our consolidated loss on investments and other, net was $17.1 million for the nine months ended September 30, 2016, an increase of $13.6 million when compared to 2015, due primarily to the extinguishment of debt of $24.4 million in connection with the redemption of all outstanding balances under the Notes, partially offset by higher realized gains on investments in the current year of $6.6 million.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations before equity in earnings of affiliates and income taxes was $52.0 million and $47.4 million for the nine months ended September 30, 2016 and 2015, respectively. The effective tax rate was 33.5% and 37.4% for the nine months ended September 30, 2016 and 2015, respectively. The decrease in the effective income tax rate was due to current year favorable rate reductions related to foreign tax rate differentials, permanent enactment of the federal research credit subsequent to September 30, 2015 and a reduction in the contingent consideration recorded in connection with the acquisition of FNC. The current year favorable rate reductions were partially offset by prior year non-recurring favorable discrete items related to release of a foreign valuation allowance and a reduction in foreign uncertain tax benefits due to statute of limitations expiration.

Equity in Earnings of Affiliates, Net of Tax

Our consolidated equity in earnings of affiliates, net of tax, decreased $11.3 million, or 95.0%, when compared to 2015. We have equity interests in various affiliates that primarily provide settlement services in connection with residential mortgage loans. The decrease was primarily due to the acquisition of the remaining interest in RELS in December 2015, which contributed $10.0 million of earnings, net of tax in 2015. Following the acquisition, RELS is a consolidated subsidiary of ours and is no longer accounted for under the equity method of accounting.

Net Income Attributable to Noncontrolling Interests

Our consolidated net income attributable to noncontrolling interests decreased by $0.8 million for the nine months ended September 30, 2016 when compared to 2015 due to the acquisition of the remaining 40.0% interest in PIQ.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 2016 totaled $79.0 million, a decrease of $20.1 million from December 31, 2015. Our cash balances held outside of the U.S. are primarily related to our international operations and, as of September 30, 2016, totaled $29.1 million. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We plan to maintain significant cash balances outside the U.S. for the foreseeable future.

Restricted cash of $8.9 million at September 30, 2016 and $10.9 million as of December 31, 2015 represents cash pledged for various letters of credit provided in the ordinary course of business to certain vendors, including in connection with obtaining insurance and real property leases.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in operating assets and liabilities. Total cash provided by operating activities was approximately $316.8 million and $252.1 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in cash provided by operating activities was primarily due to cash generated from higher profitability, partially offset by unfavorable changes in working capital items.

Investing Activities. Total cash used in investing activities was approximately $476.1 million and $179.2 million during the nine months ended September 30, 2016 and 2015, respectively. The increase in investing activities is primarily related to net cash paid for acquisitions, including $394.8 million for FNC and an acquisition that was not significant for $2.0 million compared to the cash paid for the acquisition of LandSafe Appraisal Services, Inc. of $119.3 million in the prior year. We also acquired the remaining 40.0% interest in PIQ for $18.0 million in 2016. Further, for the nine months ended September 30, 2016 and 2015, we had investments in property and equipment of $35.2 million and $30.0 million, respectively, and capitalized data and other intangible assets of $27.2 million and $27.7 million, respectively.

Financing Activities. Total cash provided by financing activities was approximately $140.1 million for the nine months ended September 30, 2016, which was primarily comprised of proceeds from debt issuance of $915.0 million and net proceeds from stock-based compensation-related transactions of $5.9 million, partially offset by repayment of long-term debt of $647.3 million, share repurchases of $113.0 million, debt issuance costs of $6.3 million and premium on debt extinguishment of $14.2 million. Total cash used in financing activities was $25.1 million for the nine months ended September 30, 2015, which was primarily comprised of share repurchases of $97.4 million, repayment of long-term debt of $47.0 million and debt issuance costs of $6.5 million, partially offset by proceeds from debt issuance of $114.4 million and net proceeds from stock-based compensation-related transactions of $11.4 million.

Financing and Financing Capacity

Total debt outstanding, gross, was $1.6 billion and $1.4 billion as of September 30, 2016 and December 31, 2015, respectively. Our significant debt instruments and borrowing capacity are described below.

Senior Notes

In May 2011, we issued $400.0 million aggregate principal amount of the Notes. In July 2016, we completed the redemption of all outstanding balances under the Notes, which included a premium on debt extinguishment payment in the amount of $14.2 million.

Credit Agreement

For a detailed description of our Credit Agreement, see Note 6 - Long-Term Debt of our condensed consolidated financial statements. As of September 30, 2016, we had additional borrowing capacity under the Revolving Facility of $295.0 million and were in compliance with the financial and restrictive covenants of the Credit Agreement.

Interest Rate Swaps

We have entered into amortizing interest rate swaps ("Swaps") in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. In August 2016, we entered into Swaps which became effective in September 2016 and terminate in April 2020. The Swaps entered in August 2016 are for an initial notional balance of $500.0 million, with a fixed interest rate of 1.03%, and amortize quarterly by $25.0 million through December 2018, with a notional step up of $100.0 million in March 2019, continued quarterly amortization of $25.0 million through April 2020, and a remaining notional amount of $275.0 million. In May 2014, we entered into Swaps which became effective in December 2014 and terminate in March 2019. The Swaps entered in May 2014 are for an initial notional balance of $500.0 million, with a fixed interest rate of 1.57%, and amortize quarterly by $12.5 million through December 31, 2017 and $25.0 million through December 31, 2018, with a remaining notional amount of $250.0 million.

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

Contractual Obligations

A summary, by due date, of our total contractual obligations at September 30, 2016, is as follows:

(in thousands)	Remaining 2016	2017 - 2018	2019 - 2020	Thereafter	Total
Operating leases	$8,216	$43,055	$36,652	$82,144	$170,067
Long-term debt	17,694	277,265	1,278,950	59,645	1,633,554
Interest payments related to debt (1)	12,606	76,109	47,578	32,648	168,941
Service agreement (2)	9,149	—	—	—	9,149
Total (3)	$134,487	$315,508	$805,720	$559,613	$1,815,328

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements.

(2)	Net minimum commitment with Cognizant.

(3)
Excludes a net liability of $12.9 million related to uncertain tax positions including associated interest and penalties, and deferred compensation of $34.0 million due to uncertainty of payment period.

Critical Accounting Policies and Estimates

For additional information with respect to our critical accounting policies, which could have the most significant effect on our reported results and require subjective or complex judgments by management, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2015. As of September 30, 2016, there had been no material changes to this information.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our primary exposure to market risk relates to interest-rate risk associated with certain financial instruments. We monitor our risk associated with fluctuations in interest rates and currently use derivative financial instruments to hedge some of these risks. We have entered into Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. In August 2016, we entered into Swaps which became effective in September 2016 and terminate in April 2020. The Swaps entered in August 2016 are for an initial notional balance of $500.0 million, with a fixed interest rate of 1.03%, and amortize quarterly by $25.0 million through December 2018, with a notional step up of $100.0 million in March 2019, continued quarterly amortization of $25.0 million through April 2020, and a remaining notional amount of $275.0 million. In May 2014, we entered into Swaps which became effective in December 2014 and terminate in March 2019. The Swaps entered in May 2014 are for an initial notional balance of $500.0 million, with a fixed interest rate of 1.57%, and amortize quarterly by $12.5 million through December 31, 2017 and $25.0 million through December 31, 2018, with a remaining notional amount of $250.0 million. We entered into the Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. We have designated the Swaps as cash flow hedges.

As of September 30, 2016, we had approximately $1.6 billion in gross long-term debt outstanding with variable-interest-rate debt. As of September 30, 2016, the remaining notional balance of the Swaps was $912.5 million. A hypothetical 1% increase or decrease in interest rates could result in an approximately $1.6 million change to interest expense on a quarterly basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ten largest clients generated approximately 41.2% of our operating revenues for the quarter ended September 30, 2016, and two of our largest clients each generated over 10% of our revenue in the third quarter of 2016. We expect that a limited number of our clients will continue to represent a significant portion of our revenues for the foreseeable future, and that our concentration of revenue with one or more clients may continue to be significant or increase. These clients face continued pressure in the current economic and regulatory climate. Many of our relationships with these clients are long-standing and are important to our future operating results, but there is no guarantee that we will be able to retain or renew existing agreements or maintain our relationships on acceptable terms or at all. In addition, in response to increased regulatory oversight, clients in the mortgage lending industry may have internal policies that require them to use multiple vendors or service providers, thereby causing a diversification of revenue among many vendors. Deterioration in or termination of any of these relationships, including through vendor diversification policies or merger or consolidation among our clients, could significantly reduce our revenue and could adversely affect our business, financial condition and results of operations. In addition, certain of our businesses have higher client concentration than our company as a whole. As a result, these businesses may be disproportionately affected by declining revenue from, or loss of, a significant client.

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

As of September 30, 2016, our total debt was approximately $1.6 billion, and we had unused commitments of approximately $295.0 million under our Revolving Facility. In July 2016, we completed $525.0 million of incremental term loan borrowings through an amendment to our Credit Agreement. A portion of the proceeds of the new borrowings were used to complete the redemption of all outstanding balances under the Notes plus accrued and unpaid interest for approximately $411.0 million. The remaining portion of the proceeds were utilized to reduce our outstanding balance within the Revolving Facility.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2016, we did not issue any unregistered shares of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 31, 2015, the Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $350.0 million. The new share repurchase authorization replaces the unused portion of our previous share repurchase authorization, which was announced in December 2013. As of September 30, 2016, we had $198.3 million in value of shares remaining that could be purchased in the future under the current authorization. The stock repurchase authorization has no expiration date and repurchases may be made in the open market, in privately negotiated transactions or under a Rule 10b5-1 plan.

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

Issuer Purchases of Equity Securities
		(a)	(b)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2016	200,000	$40.25	200,000	$274,113,915
August 1 to August 31, 2016	1,498,183	$39.80	1,498,183	$214,486,232
September 1 to September 30, 2016	400,605	$40.32	400,605	$198,329,224
Total	2,098,788	$39.94	2,098,788

Item 3.  Defaults upon Senior Securities. None.

Item 4.  Mine Safety Disclosures. Not applicable.

Item  5.  Other Information. None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Anand Nallathambi
Anand Nallathambi
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ James L. Balas
James L. Balas
Chief Financial Officer
(Principal Financial & Accounting Officer)
Date:	October 26, 2016

EXHIBIT INDEX

Exhibit Number	Description
2.1
Purchase and Sale Agreement by and among CoreLogic Acquisition Co. I, LLC, CoreLogic Acquisition Co. II, LLC, CoreLogic Acquisition Co. III, LLC, Property Data Holdings, Ltd., DataQuick Lending Solutions, Inc., Decision Insight Information Group S.à r.l., and solely with respect to, and as specified in, Sections 2.5, 2.7, 2.10(f), 5.7, 5.18, 5.21, 8.2(b), 8.7(b), and 9.15 of the Purchase and Sale Agreement, CoreLogic Solutions, LLC, and solely with respect to, and as specified in, Sections 5.4 and 5.7 of the Purchase and Sale Agreement, Property Data Holdings, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 5, 2013)^+

2.2
Agreement and Plan of Merger, dated December 17, 2015, by and among CoreLogic Solutions, LLC, CoreLogic Acquisition Co., Inc., FNC Holding Company, Inc. and, solely in his capacity as Shareholder Representative, Dennis S. Tosh, Jr. (incorporated by reference to Exhibit 2.2 to the Company's Annual Report on Form 10-K as filed with the SEC on February 26, 2016)^+

2.3
First Amendment to Agreement and Plan of Merger, dated as of April 7, 2016, by and among CoreLogic Solutions, LLC, CoreLogic Acquisition Co., Inc., FNC Holding Company, Inc. and Dennis S. Tosh, Jr. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K as filed with the SEC on April 8, 2016)^

3.1
Amended and Restated Certificate of Incorporation of CoreLogic, Inc., dated May 28, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 1, 2010)

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