Form 10-Q
period 2017-03-31
CORELOGIC, INC.
filed 2017-04-26
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Yes  ☒     No   ☐

Indicate by check mark whether the registrant: is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

☐ If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On April 21, 2017 there were 84,642,218 shares of common stock outstanding.

CoreLogic, Inc.

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.
CoreLogic, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except par value)	March 31,	December 31,
Assets	2017	2016
Current assets:
Cash and cash equivalents	$102,932	$72,031
Accounts receivable (less allowance for doubtful accounts of $7,946 and $8,857 as of March 31, 2017 and December 31, 2016, respectively)	258,080	269,229
Prepaid expenses and other current assets	38,108	43,060
Income tax receivable	9,646	6,905
Assets of discontinued operations	5,067	662
Total current assets	413,833	391,887
Property and equipment, net	440,395	449,199
Goodwill, net	2,115,619	2,107,255
Other intangible assets, net	466,133	478,913
Capitalized data and database costs, net	330,935	327,921
Investment in affiliates, net	39,638	40,809
Deferred income tax assets, long-term	1,398	1,516
Restricted cash	17,423	17,943
Other assets	94,229	92,091
Total assets	$3,919,603	$3,907,534
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$186,155	$168,284
Accrued salaries and benefits	81,732	107,234
Deferred revenue, current	294,845	284,622
Current portion of long-term debt	122,634	105,158
Liabilities of discontinued operations	3,026	3,123
Total current liabilities	688,392	668,421
Long-term debt, net of current	1,463,938	1,496,889
Deferred revenue, net of current	492,358	487,134
Deferred income tax liabilities, long term	129,738	120,063
Other liabilities	129,325	132,043
Total liabilities	2,903,751	2,904,550

Stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 84,630 and 84,368 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	382,910	400,452
Retained earnings	740,387	724,949
Accumulated other comprehensive loss	(107,446)	(122,418)
Total stockholders' equity	1,015,852	1,002,984
Total liabilities and equity	$3,919,603	$3,907,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands, except per share amounts)	2017	2016
Operating revenues	$439,851	$453,543
Cost of services (excluding depreciation and amortization shown below)	251,966	245,377
Selling, general and administrative expenses	111,850	110,297
Depreciation and amortization	43,472	39,644
Total operating expenses	407,288	395,318
Operating income	32,563	58,225
Interest expense:
Interest income	338	627
Interest expense	14,131	14,924
Total interest expense, net	(13,793)	(14,297)
Gain/(loss) on investments and other, net	935	(521)
Income from continuing operations before equity in losses of affiliates and income taxes	19,705	43,407
Provision for income taxes	6,274	15,779
Income from continuing operations before equity in losses of affiliates	13,431	27,628
Equity in losses of affiliates, net of tax	(723)	(90)
Net income from continuing operations	12,708	27,538
Gain/(loss) from discontinued operations, net of tax	2,417	(58)
Gain from sale of discontinued operations, net of tax	313	—
Net income	$15,438	$27,480
Basic income per share:
Net income from continuing operations	$0.15	$0.31
Gain/(loss) from discontinued operations, net of tax	0.03	—
Gain from sale of discontinued operations, net of tax	—	—
Net income	$0.18	$0.31
Diluted income per share:
Net income from continuing operations	$0.15	$0.31
Gain/(loss) from discontinued operations, net of tax	0.03	—
Gain from sale of discontinued operations, net of tax	—	—
Net income	$0.18	$0.31
Weighted-average common shares outstanding:
Basic	84,432	88,310
Diluted	86,341	89,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands)	2017	2016
Net income	$15,438	$27,480
Other comprehensive income/(loss)
Market value adjustments to marketable securities, net of tax	—	393
Market value adjustments on interest rate swap, net of tax	1,530	(2,600)
Foreign currency translation adjustments	13,548	11,597
Supplemental benefit plans adjustments, net of tax	(106)	(107)
Total other comprehensive income	14,972	9,283
Comprehensive income	$30,410	$36,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$15,438	$27,480
Less: Income/(loss) from discontinued operations, net of tax	2,417	(58)
Less: Gain from sale of discontinued operations, net of tax	313	—
Net income from continuing operations	12,708	27,538
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	43,472	39,644
Amortization of debt issuance costs	1,440	1,485
Provision for bad debt and claim losses	3,758	2,895
Share-based compensation	12,167	9,543
Excess tax benefit related to stock options	—	(1,265)
Equity in losses of affiliates, net of taxes	723	90
Gain on sale of property and equipment	(3)	(8)
Deferred income tax	8,911	5,143
(Gain)/loss on investments and other, net	(935)	521
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	10,952	(4,767)
Prepaid expenses and other current assets	4,952	(1,332)
Accounts payable and accrued expenses	(11,267)	(15,992)
Deferred revenue	15,447	8,491
Income taxes	(2,293)	9,736
Dividends received from investments in affiliates	—	5,183
Other assets and other liabilities	(4,354)	(205)
Net cash provided by operating activities - continuing operations	95,678	86,700
Net cash (used in)/provided by operating activities - discontinued operations	(25)	27
Total cash provided by operating activities	$95,653	$86,727
Cash flows from investing activities:
Purchase of subsidiary shares from noncontrolling interests	$—	$(18,023)
Purchases of property and equipment	(8,671)	(9,810)
Purchases of capitalized data and other intangible assets	(8,441)	(9,021)
Purchases of investments	—	(440)
Proceeds from sale of property and equipment	3	8
Change in restricted cash	520	(117)
Net cash used in investing activities - continuing operations	(16,589)	(37,403)
Net cash provided by investing activities - discontinued operations	—	—
Total cash used in investing activities	$(16,589)	$(37,403)
Cash flows from financing activities:
Repayment of long-term debt	$(17,641)	$(15,830)
Proceeds from issuance of shares in connection with share-based compensation	2,390	6,296
Payment of tax withholdings related to net share settlements	(12,262)	(7,178)
Shares repurchased and retired	(19,837)	—
Excess tax benefit related to stock options	—	1,265
Net cash used in financing activities - continuing operations	(47,350)	(15,447)
Net cash provided by financing activities - discontinued operations	—	—
Total cash used in financing activities	$(47,350)	$(15,447)
Effect of exchange rate on cash	(814)	137
Net change in cash and cash equivalents	30,900	34,014
Cash and cash equivalents at beginning of period	72,031	99,090
Less: Change in cash and cash equivalents - discontinued operations	(25)	27
Plus: Cash swept to discontinued operations	(24)	27
Cash and cash equivalents at end of period	$102,932	$133,104

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,768	$6,272
Cash paid for income taxes	$1,526	$992
Cash refunds from income taxes	$304	$275
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$4,842	$8,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Stockholder's Equity
(Unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2016	84,368	$1	$400,452	$724,949	$(122,418)	$1,002,984
Net income	—	—	—	15,438	—	15,438
Shares issued in connection with share-based compensation	762	—	2,390	—	—	2,390
Payment of tax withholdings related to net share settlements	—	—	(12,262)	—	—	(12,262)
Share-based compensation	—	—	12,167	—	—	12,167
Shares repurchased and retired	(500)	—	(19,837)	—	—	(19,837)
Other comprehensive income	—	—	—	—	14,972	14,972
Balance as of March 31, 2017	84,630	$1	$382,910	$740,387	$(107,446)	$1,015,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 – Basis of Condensed Consolidated Financial Statements

CoreLogic, Inc., together with its subsidiaries (collectively "we", "us" or "our"), is a leading global property information, insight, analytics and data-enabled solutions provider operating in North America, Western Europe and Asia Pacific. Our combined data from public, contributory and proprietary sources provides detailed coverage of property, mortgages and other encumbrances, consumer credit, tenancy, location, hazard risk and related performance information. The markets we serve include real estate and mortgage finance, insurance, capital markets and the public sector. We deliver value to clients through unique data, analytics, work flow technology, advisory and managed solutions. Clients rely on us to help identify and manage growth opportunities, improve performance and mitigate risk.

Our condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The 2016 year-end condensed consolidated balance sheet was derived from the Company's audited financial statements for the year ended December 31, 2016. Interim financial information does not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Client Concentration

We generate the majority of our revenues from clients with operations in the U.S. residential real estate, mortgage origination and mortgage servicing markets. Approximately 40% and 43% of our operating revenues for the three months ended March 31, 2017 and 2016, respectively, were generated from our top ten clients, who consist of the largest U.S. mortgage originators and servicers. One of our clients accounted for approximately 12% of our operating revenues for the three months ended March 31, 2017. Two of our clients accounted for approximately 14% and 12% of our operating revenues for the three months ended March 31, 2016.

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

The following table shows the components of accumulated other comprehensive loss, net of taxes as of March 31, 2017 and December 31, 2016:

	2017	2016
Cumulative foreign currency translation	$(104,522)	$(118,071)
Cumulative supplemental benefit plans	(6,373)	(6,267)
Net unrecognized gains on interest rate swap	3,449	1,920
Accumulated other comprehensive loss	$(107,446)	$(122,418)

Investment in Affiliates

Investments in affiliates are accounted for under the equity method of accounting when we are deemed to have significant influence over the affiliate but do not control or have a majority voting interest in the affiliate. Investments are carried at the cost of acquisition, including subsequent impairments, capital contributions and loans from us, plus our equity in undistributed earnings or losses since inception of the investment.

We recorded equity in losses of affiliates, net of tax of $0.7 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017 and 2016, we recorded $2.2 million and $2.5 million, respectively, of operating revenues and $2.8 million and $2.6 million, respectively, of operating expenses related to our investment in affiliates.

Tax Escrow Disbursement Arrangements

We administer tax escrow disbursements as a service to our clients in connection with our property tax processing solutions. These deposits are maintained in segregated accounts for the benefit of our clients. Tax escrow deposits totaled $6.1 billion as of March 31, 2017 and $619.4 million as of December 31, 2016. Because these deposits are held on behalf of our clients, they are not our funds and, therefore, are not included in the accompanying condensed consolidated balance sheets.

These deposits generally remain in the accounts for a period of two to five business days. We earn interest income or earnings credits from these deposits and bear the cost of bank-related fees.

Under our contracts with our clients, if we make a payment in error or fail to pay a taxing authority when a payment is due, we could be held liable to our clients for all or part of the financial loss they suffer as a result of our act or omission. We maintained claim reserves relating to incorrect disposition of assets of $20.7 million and $22.2 million as of March 31, 2017 and December 31, 2016, respectively, which is reflected in our accompanying condensed consolidated balance sheets as a component of other liabilities.

Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) provided guidance to improve the presentation of net pension periodic benefit cost. The service cost component of the net periodic benefit cost is to be presented in the same line item as other employee compensation costs arising from services during the period and only the service cost component will be eligible to be capitalized. All the other components will be presented as non-operating components on the income statement. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted and the amendments should be applied retrospectively. We elected early adoption which resulted in the reclassification of net periodic benefit costs totaling $0.8 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively.

In January 2017, the FASB issued guidance that reduces the cost and complexity of accounting for goodwill. An entity will measure impairment by comparing the difference between the carrying amount and the fair value of the reporting unit. To simplify the process, the second step from the goodwill impairment test is eliminated. Entities must disclose the amount of goodwill allocated to each reporting unit with zero or negative carrying amounts and the related reportable segment as the requirement to perform a qualitative assessment for such reporting units has been eliminated. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective prospectively in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for interim or annual impairment tests performed after January 1, 2017. We elected early adoption of this guidance which did not have a material impact on our consolidated financial statements.

In January 2017, the FASB amended guidance on accounting changes and error corrections to require registrants to disclose the effect that recently issued accounting standards including any amendments issued prior to adoption on revenue, leases and credit losses will have on their financial statements in a future period. The guidance is effective immediately and we have disclosed the effects of accounting changes related to recently issued guidance within this footnote.

In March 2016, the FASB issued guidance to simplify some provisions in stock-based compensation accounting. The accounting for income taxes requires all excess tax benefits and tax deficiencies to be recognized through income tax expense. The statement of cash flows presentation of excess tax benefits should be classified with other income tax cash flows as an operating activity. An entity may also make an entity-wide election to either continue estimating the number of awards that are expected to vest or account for forfeitures as they occur. The requirements to qualify for equity classification permits tax withholding up to the maximum statutory tax rates in the applicable jurisdictions. Lastly, payments of cash by an employer for tax-withholding purposes, when directly withholding shares, are classified as a financing activity on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We adopted the new guidance in the current quarter which resulted in an income tax benefit of $2.5 million for the quarter ended March 31, 2017. We elected to account for forfeitures as they occur, which resulted in a stock-based compensation true-up of less than $0.1 million for the three months ended March 31, 2017.

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

In May 2014, the FASB issued updated guidance on revenue recognition in order to i) remove inconsistencies in revenue requirements, ii) provide a better framework for addressing revenue issues, iii) improve comparability across entities, industries, etc., iv) provide more useful information through improved disclosures, and v) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. Under the amendment, an entity should recognize revenue to depict the transfer of promised goods or services to clients in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting treatment for the incremental costs of obtaining a contract, which would not have been incurred had the contract not been obtained. Further, an entity is required to disclose sufficient information to enable the user of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows from contracts with clients. The updated guidance provides two methods of adoption: i) retrospective application to each prior reporting period presented, or ii) recognition of the cumulative effect from the retrospective application at the date of initial application. We elected the modified retrospective approach. As updated by FASB in August 2015, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier adoption was permitted for annual reporting periods beginning after December 15, 2016 but we did not elect early adoption.

We are analyzing the impact of the updated guidance on our portfolio of contracts across our various revenue streams. Further, we are evaluating the impact to our systems, controls and processes required to support the new accounting and disclosure requirements. We are completing our qualitative assessment and have begun efforts to quantify the financial impact to our consolidated financial statements and conclude on system requirements. Once our evaluation is complete we will further disclose the quantitative impact of adopting the updated guidance.

Note 2 - Property, Equipment and Software Net

Property and equipment, net as of March 31, 2017 and December 31, 2016 consists of the following:

(in thousands)	2017	2016
Land	$7,476	$7,476
Buildings	6,506	6,293
Furniture and equipment	81,301	82,195
Capitalized software	874,702	866,398
Leasehold improvements	23,209	29,420
	993,194	991,782
Less accumulated depreciation	(552,799)	(542,583)
Property and equipment, net	$440,395	$449,199

Depreciation expense for property and equipment was approximately $20.6 million and $19.2 million for the three months ended March 31, 2017 and 2016, respectively.

Note 3 – Goodwill, Net

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by operating segment and reporting unit, for the three months ended March 31, 2017, is as follows:

(in thousands)	PI	RMW	Consolidated
Balance as of January 1, 2017
Goodwill	$1,189,388	$925,392	$2,114,780
Accumulated impairment losses	(600)	(6,925)	(7,525)
Goodwill, net	1,188,788	918,467	2,107,255
Translation adjustments	8,364	—	8,364
Balance as of March 31, 2017
Goodwill, net	$1,197,152	$918,467	$2,115,619

Note 4 – Other Intangible Assets, Net

Other intangible assets, net consist of the following:

	March 31, 2017			December 31, 2016
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Client lists	$639,479	$(269,514)	$369,965	$637,053	$(257,787)	$379,266
Non-compete agreements	28,108	(12,233)	15,875	28,106	(11,136)	16,970
Trade names and licenses	121,626	(41,333)	80,293	121,086	(38,409)	82,677
	$789,213	$(323,080)	$466,133	$786,245	$(307,332)	$478,913

Amortization expense for other intangible assets, net was $14.0 million and $11.7 million for the three months ended March 31, 2017 and 2016, respectively.

Estimated amortization expense for other intangible assets, net is as follows:

(in thousands)
Remainder of 2017	$41,923
2018	55,215
2019	52,680
2020	50,950
2021	46,994
Thereafter	218,371
$466,133

Note 5 – Long-Term Debt

Our long-term debt consists of the following:

	March 31, 2017			December 31, 2016
(in thousands)	Gross	Debt Issuance Costs	Net	Gross	Debt Issuance Costs	Net
Bank debt:
Term loan facility borrowings due April 2020, weighted-average interest rate of 2.53% and 2.31% as of March 31, 2017 and December 31, 2016, respectively	$1,280,938	$(11,370)	$1,269,568	$1,298,125	$(12,419)	$1,285,706
Revolving line of credit borrowings due April 2020, weighted-average interest rate of 2.53% and 2.31% as of March 31, 2017 and December 31, 2016, respectively	302,000	(4,371)	297,629	302,000	(4,761)	297,239
Notes:
7.55% senior debentures due April 2028	14,645	(51)	14,594	14,645	(52)	14,593
Other debt:
Various debt instruments with maturities through 2019	4,781	—	4,781	4,509	—	4,509
Total long-term debt	1,602,364	(15,792)	1,586,572	1,619,279	(17,232)	1,602,047
Less current portion of long-term debt	122,634	—	122,634	105,158	—	105,158
Long-term debt, net of current portion	$1,479,730	$(15,792)	$1,463,938	$1,514,121	$(17,232)	$1,496,889

As of March 31, 2017 and December 31, 2016, we have recorded $0.7 million and $0.8 million of accrued interest expense, respectively, on our debt-related instruments.

Credit Agreement

In July 2016, we amended and restated our senior secured credit facility, dated as of April 21, 2015 (the "Credit Agreement") with Bank of America, N.A., as administrative agent, and other financial institutions. The Credit Agreement provides for a $1.3 billion term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility"). The Term Facility matures and the Revolving Facility expires in April 2020. The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to request that the lenders increase the Term Facility by up to $225.0 million in the aggregate; however, the lenders are not obligated to do so. As of March 31, 2017, we had borrowing capacity under the Revolving Facility of $248.0 million and we were in compliance with all of our covenants under the Credit Agreement.

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

We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges is recorded in other assets and/or other liabilities in the accompanying condensed consolidated balance sheets. The estimated fair value of these cash flow hedges resulted in an asset of $6.5 million and a liability of $0.9 million as of March 31, 2017. We recorded an asset of $5.4 million and a liability of $2.3 million as of December 31, 2016.

Unrealized gains of $1.5 million (net of $0.9 million in deferred taxes) and unrealized losses of $2.6 million (net of $1.7 million in deferred taxes) for the three months ended March 31, 2017 and 2016, respectively, were recognized in other comprehensive income related to the Swaps.

Note 6 – Income Taxes

The effective income tax rate for income taxes as a percentage of income from continuing operations before equity in losses of affiliates and income taxes was 31.8% and 36.4% for the three months ended March 31, 2017 and 2016, respectively.

For the three months ended March 31, 2017, when compared to 2016, the decrease in the effective income tax rate was primarily attributable to the current year adoption of the stock-based compensation accounting guidance resulting in a current quarter favorable excess tax benefit and a current quarter favorable state tax benefit related to closure of the IRS exam for 2006-2009, partially offset by an increase in valuation allowance on certain deferred tax benefits that may not be recognized in the future.

Income taxes included in equity in losses of affiliates were a benefit of $0.4 million and expense of $0.2 million for the three months ended March 31, 2017 and 2016, respectively. For the purpose of segment reporting, these amounts are included in corporate and therefore not reflected in our reportable segments.

We are currently under examination for the years 2006-2011, by the US, our primary taxing jurisdiction, and various taxing authorities. It is reasonably possible the amount of the unrecognized benefit with respect to certain unrecognized tax positions that are not subject to the First American Financial Corporation ("FAFC") indemnification could significantly increase or decrease within the next twelve months and would have an impact on net income.

Note 7 – Earnings Per Share

The following is a reconciliation of net income per share:

	For the Three Months Ended
	March 31,
	2017	2016
(in thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income from continuing operations	$12,708	$27,538
Gain/(loss) from discontinued operations, net of tax	2,417	(58)
Gain from sale of discontinued operations, net of tax	313	—
Net income attributable to CoreLogic	$15,438	$27,480
Denominator:
Weighted-average shares for basic income per share	84,432	88,310
Dilutive effect of stock options and restricted stock units	1,909	1,609
Weighted-average shares for diluted income per share	86,341	89,919
Income per share
Basic:
Net income from continuing operations	$0.15	$0.31
Gain/(loss) from discontinued operations, net of tax	0.03	—
Gain from sale of discontinued operations, net of tax	—	—
Net income attributable to CoreLogic	$0.18	$0.31
Diluted:
Net income from continuing operations	$0.15	$0.31
Gain/(loss) from discontinued operations, net of tax	0.03	—
Gain from sale of discontinued operations, net of tax	—	—
Net income attributable to CoreLogic	$0.18	$0.31

The dilutive effect of stock-based compensation awards has been calculated using the treasury-stock method. For the three months ended March 31, 2017 and 2016, an aggregate 0.1 million of restricted stock units ("RSU") and performance-based restricted stock units ("PBRSU") and 0.3 million of RSUs and stock options, respectively, were excluded from the weighted-average diluted common shares outstanding due to their anti-dilutive effect.

Note 8 – Fair Value of Financial Instruments

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

Interest rate swap agreements

The fair value of the interest rate swap agreements were estimated based on market-value quotes received from the counterparties to the agreements.

The fair values of our financial instruments as of March 31, 2017 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$102,932	$—	$—	$102,932
Restricted cash	—	17,423	—	17,423
Total Financial Assets	$102,932	$17,423	$—	$120,355

Financial Liabilities:
Total debt	$—	$1,605,794	$—	$1,605,794

Derivatives:
Asset for interest rate swap agreements	$—	$6,479	$—	$6,479
Liability for interest rate swap agreements	$—	$893	$—	$893

The fair values of our financial instruments as of December 31, 2016 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$72,031	$—	$—	$72,031
Restricted cash	—	17,943	—	17,943
Total Financial Assets	$72,031	$17,943	$—	$89,974

Financial Liabilities:
Total debt	$—	$1,622,811	$—	$1,622,811

Derivatives:
Asset for interest rate swap agreements	$—	$5,392	$—	$5,392
Liability for interest rate swap agreements	$—	$2,283	$—	$2,283

There were no transfers between Level 1, Level 2 or Level 3 securities during the three months ended March 31, 2017.

Note 9 – Stock-Based Compensation

We currently issue equity awards under the Amended and Restated CoreLogic, Inc. 2011 Performance Incentive Plan, which was initially approved by our stockholders at our Annual Meeting held on May 19, 2011 with an amendment and restatement approved by our stockholders at our Annual Meeting held on July 29, 2014, and a subsequent technical amendment by the Board in December 2016 (the “Plan”). The Plan includes the ability to grant RSUs, PBRSUs and stock options. Prior to the approval of the Plan, we issued share-based awards under the CoreLogic, Inc. 2006 Incentive Plan. The Plan provides for up to 21,909,000 shares of the Company's common stock to be available for award grants.

We primarily utilize RSUs and PBRSUs as our share-based compensation instruments for employees and directors. The fair value of any share-based compensation instrument grant is based on the market value of our shares on the date of grant and is recognized as compensation expense over its vesting period.

Restricted Stock Units

For the three months ended March 31, 2017 and 2016, we awarded 607,444 and 729,731 RSUs, respectively, with an estimated grant-date fair value of $24.0 million and $24.7 million, respectively. The RSU awards will vest ratably over three years from their grant date.

RSU activity for the three months ended March 31, 2017 is as follows:

	Number of	Weighted-Average Grant-Date
(in thousands, except weighted-average fair value prices)	Shares	Fair Value
Unvested RSUs outstanding at December 31, 2016	1,555	$34.14
RSUs granted	607	$39.58
RSUs vested	(709)	$33.75
RSUs forfeited	(17)	$34.60
Unvested RSUs outstanding at March 31, 2017	1,436	$36.62

As of March 31, 2017, there was $43.8 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.3 years. The fair value of RSUs is based on the market value of our common stock on the date of grant. For the three months ended March 31, 2017, our stock-based expense included $4.2 million from a one-time vesting acceleration in accordance with our Plan.

Performance-Based Restricted Stock Units

For the three months ended March 31, 2017 and 2016, we awarded 288,331 and 174,213 PBRSUs, respectively, with an estimated grant-date fair value of $11.5 million and $6.0 million, respectively. These awards are subject to service-based, performance-based and market-based vesting conditions. For PBRSUs awarded during the three months ended March 31, 2017, the performance period is from January 1, 2017 to December 31, 2019 and the performance metrics are adjusted earnings per share and market-based conditions. Subject to satisfaction of the performance criteria, the 2017 awards will vest on December 31, 2019.

The performance period for the PBRSUs awarded during the three months ended March 31, 2016 is from January 1, 2016 to December 31, 2018 and the performance metrics are adjusted earnings per share and market-based conditions. Subject to satisfaction of the performance criteria, the 2016 awards will vest on December 31, 2018.

The fair values of the 2017 and 2016 awards were estimated using Monte-Carlo simulation with the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2017	2016

Expected dividend yield	—%	—%
Risk-free interest rate (1)	1.47%	0.99%
Expected volatility (2)	27.83%	25.12%
Average total stockholder return (2)	1.46%	(1.23)%

(1)	The risk-free interest rate for the periods within the contractual term of the PBRSUs is based on the U.S. Treasury yield curve in effect at the time of the grant.

(2)
The expected volatility and average total stockholder return are measures of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

PBRSU activity for the three months ended March 31, 2017 is as follows:

	Number of	Weighted-Average Grant-Date
(in thousands, except weighted-average fair value prices)	Shares	Fair Value
Unvested PBRSUs outstanding at December 31, 2016	738	$34.13
PBRSUs granted	288	$39.79
PBRSUs vested	(227)	$31.90
PBRSUs forfeited	(107)	$36.86
Unvested PBRSUs outstanding at March 31, 2017	692	$36.19

As of March 31, 2017, there was $16.0 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 2.1 years. The fair value of PBRSUs is based on the market value of our common stock on the date of grant.

Stock Options

Prior to 2015, we issued stock options as incentive compensation for certain employees. Option activity for the three months ended March 31, 2017 is as follows:

(in thousands, except weighted-average price)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	1,504	$21.22
Options exercised	(181)	$25.20
Options outstanding at March 31, 2017	1,323	$20.67	3.2	$26,529
Options vested and expected to vest at March 31, 2017	1,323	$20.68	3.2	$26,529
Options exercisable at March 31, 2017	1,322	$20.67	3.2	$26,519

As of March 31, 2017, there was $0.1 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 30 days.

The intrinsic value of options exercised was $2.5 million and $1.9 million for the three months ended March 31, 2017 and 2016, respectively. This intrinsic value represents the difference between the fair market value of our common stock on the date of exercise and the exercise price of each option.

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

The following table sets forth the stock-based compensation expense recognized for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended
	March 31,
(in thousands)	2017	2016
RSUs	$9,787	$7,019
PBRSUs	1,668	1,813
Stock options	138	383
Employee stock purchase plan	574	328
	$12,167	$9,543

The above includes $1.2 million and $1.5 million of stock-based compensation expense within cost of services in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively.

Note 10 – Litigation and Regulatory Contingencies

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

Separation

Following the Separation, we are responsible for a portion of FAFC's contingent and other corporate liabilities. In the Separation and Distribution Agreement we entered into in connection with the Separation (the "Separation and Distribution Agreement"), we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary. At March 31, 2017, no reserves were considered necessary.

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

Note 11 – Acquisitions

In April 2016, we completed the acquisition of FNC for up to $475.0 million, with $400.0 million in cash paid at closing, subject to certain closing adjustments, and up to $75.0 million to be paid in cash in 2018, contingent upon the achievement of certain revenue targets in fiscal 2017. We fair-valued the contingent payment using the Monte Carlo simulation model and initially recorded $8.0 million as contingent consideration, which was fully reversed as of December 31, 2016. The contingent payment is fair-valued quarterly and changes are recorded within our condensed consolidated statement of operations. See Note 8 - Fair Value of Financial Instruments for further discussion. FNC is a leading provider of real estate collateral information technology and solutions that automates property appraisal ordering, tracking, documentation and review for lender compliance with government regulations and is included as a component of our Property Intelligence ("PI") reporting segment. The acquisition expands our property valuation capabilities. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. The purchase price allocation is subject to change based on our final determination of fair value in connection with intangible assets and working capital matters. We preliminarily recorded a deferred tax liability of $89.7 million, property and equipment of $79.8 million with an estimated average life of 12 years, customer lists of $141.8 million with an estimated average life of 16 years, trade names of $15.9 million with an estimated average life of 19 years, non-compete agreements of $18.8 million with an estimated average life of 5 years, other intangibles of $2.9 million with an estimated average life of 10 years and goodwill of $225.7 million. In December 2016, goodwill was increased by approximately $14.2 million from the initial amount recorded in the second quarter of 2016, as a result of a change in purchase price allocation for certain working capital and tax adjustments. This business combination did not have a material impact on our condensed consolidated statements of operations.

In January 2016, we completed the acquisition of the remaining 40% mandatorily redeemable noncontrolling interest in New Zealand-based Property IQ Ltd ("PIQ") for NZD $27.8 million, or $19.0 million, and settled the mandatorily redeemable noncontrolling interest. PIQ is included as a component of our PI reporting segment.

We incurred $0.3 million and $1.0 million of acquisition-related costs within selling, general and administrative expenses on our consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively.

Note 12 – Discontinued Operations

In September 2014, we completed the sale of our collateral solutions and field services businesses, which were included in the former reporting segment Asset Management and Processing Solutions ("AMPS"). In September 2012, we completed the wind down of our consumer services business and our appraisal management company business, which were included in our PI and Risk Management and Work Flow ("RMW") segments, respectively. In September 2011, we closed our marketing services business, which was included in our PI segment. In December 2010, we completed the sale of our Employer and Litigation Services businesses ("ELI").

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

Each of these businesses is reflected in our accompanying condensed consolidated financial statements as discontinued operations. For the three months ended March 31, 2017, we recorded a gain of $4.5 million related to a pre-tax legal settlement in AMPS within our discontinued operations. Summarized below are certain assets and liabilities classified as discontinued operations as of March 31, 2017 and December 31, 2016:

(in thousands)
As of March 31, 2017	PI	RMW	ELI	AMPS	Total
Deferred income tax asset and other current assets	$325	$(231)	$205	$4,768	$5,067

Accounts payable, accrued expenses and other current liabilities	$220	$166	$287	$2,353	$3,026

As of December 31, 2016
Deferred income tax asset and other current assets	$325	$(231)	$—	$568	$662

Accounts payable, accrued expenses and other current liabilities	$202	$167	$624	$2,130	$3,123

Summarized below are the components of our gain/(loss) from discontinued operations for the three months ended March 31, 2017 and 2016:

(in thousands)
For the Three Months Ended March 31, 2017	PI	RMW	ELI	AMPS	Total
Operating revenue	$—	$—	$—	$—	$—
(Loss)/gain from discontinued operations before income taxes	—	—	(121)	4,035	3,914
Income tax (benefit)/expense	—	—	(46)	1,543	1,497
Gain from discontinued operations, net of tax	$—	$—	$(75)	$2,492	$2,417

For the Three Months Ended March 31, 2016
Operating revenue	$—	$—	$—	$—	$—
Loss from discontinued operations before income taxes	—	—	—	(94)	(94)
Income tax benefit	—	—	—	(36)	(36)
Loss from discontinued operations, net of tax	$—	$—	$—	$(58)	$(58)

Note 13 – Segment Information

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

The operating results of our PI segment included intercompany revenues of $1.0 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively. The segment also included intercompany expenses of $0.7 million and $1.7 million for the three months ended March 31, 2017 and 2016, respectively.

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

The operating results of our RMW segment included intercompany revenues of $0.7 million and $1.7 million for the three months ended March 31, 2017 and 2016, respectively. The segment also included intercompany expenses of $1.0 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively.

We also separately report on our corporate and eliminations. Corporate consists primarily of corporate personnel and other expenses associated with our corporate functions and facilities, investment gains and losses, equity in earnings of affiliates, net of tax, and interest expense.

It is impracticable to disclose revenues from external clients for each product and service offered.

Selected financial information by reportable segment is as follows:

(in thousands)
For the Three Months Ended March 31, 2017	Operating Revenues	Depreciation and Amortization	Operating Income/(Loss)	Equity in Earnings/(Losses) of Affiliates, Net of Tax	Net Income/(Loss) From Continuing Operations	Capital Expenditures
PI	$227,417	$32,654	$10,713	$(1,086)	$8,854	$11,171
RMW	214,104	6,008	42,109	—	42,100	3,041
Corporate	—	4,810	(20,259)	363	(38,246)	2,900
Eliminations	(1,670)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$439,851	$43,472	$32,563	$(723)	$12,708	$17,112

For the Three Months Ended March 31, 2016
PI	$241,439	$27,926	$18,080	$48	$16,687	$11,895
RMW	215,019	7,718	52,933	—	52,923	2,335
Corporate	(5)	4,000	(12,788)	(138)	(42,072)	4,601
Eliminations	(2,910)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$453,543	$39,644	$58,225	$(90)	$27,538	$18,831

(in thousands)	As of	As of
Assets	March 31, 2017	December 31, 2016
PI	$2,429,392	$2,429,167
RMW	1,310,332	1,328,008
Corporate	5,600,913	5,575,846
Eliminations	(5,426,101)	(5,426,149)
Consolidated (excluding assets of discontinued operations)	$3,914,536	$3,906,872

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

Reportable Segments

We have organized our reportable segments into the following two segments: Property Intelligence ("PI") and Risk Management and Work Flow ("RMW").

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

RESULTS OF OPERATIONS

Overview of Business Environment and Company Developments

Business Environment

The volume of U.S. mortgage loan originations serves as a key market driver for more than half of our business. We believe the volume of real estate and mortgage transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, employment levels and the overall state of the U.S. economy. We believe mortgage originations loan applications decreased by approximately 20% in the first quarter of 2017 relative to the same period in 2016, primarily due to lower mortgage refinance volumes resulting from higher interest rates. We expect full-year 2017 mortgage unit volumes to be approximately 20% to 25% lower relative to 2016 levels mostly due to lower expected levels of refinance activity due to anticipated rising interest rates.

We generate the majority of our revenues from clients with operations in the U.S. residential real estate, mortgage origination and mortgage servicing markets. Approximately 40% and 43% of our operating revenues for the three months ended March 31, 2017 and 2016, respectively, were generated from our top ten clients, who consist of the largest U.S. mortgage originators and servicers. One of our clients accounted for approximately 12% of our operating revenues for the three months ended March 31, 2017. Two of our clients accounted for approximately 14% and 12% of our operating revenues for the three months ended March 31, 2016. Both of our PI and RMW segments reported revenue from these two customers.

Productivity and Cost Management

In line with our on-going commitment to operational excellence and margin expansion, we are targeting cost reduction of approximately $30 million in 2017. Savings are expected to be realized through the reduction of operating costs, selling, general and administrative costs, outsourcing certain business process functions, consolidation of facilities and other operational improvements.

Unless otherwise indicated, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q relate solely to the discussion of our continuing operations.

Consolidated Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Operating Revenues

Our consolidated operating revenues were $439.9 million for the three months ended March 31, 2017, a decrease of $13.7 million, or 3.0%, when compared to 2016, and consisted of the following:

(in thousands, except percentages)	2017	2016	$ Change	% Change
PI	$227,417	$241,439	$(14,022)	(5.8)%
RMW	214,104	215,019	(915)	(0.4)
Corporate and eliminations	(1,670)	(2,915)	1,245	(42.7)
Operating revenues	$439,851	$453,543	$(13,692)	(3.0)%

Our PI segment revenues decreased by $14.0 million, or 5.8%, when compared to 2016. Acquisition activity contributed $13.1 million of additional revenues in 2017. Excluding acquisition activity, the decrease of $27.1 million was primarily due to lower U.S. mortgage application volumes and planned vendor diversification by a significant appraisal management client which decreased valuation solutions revenues by $24.8 million. Property information and analytics revenues decreased by $2.3 million primarily due to lower project-related advisory services and lower mortgage application volumes of $7.3 million, partially offset by higher revenues from our international operations of $2.1 million, favorable foreign currency translation of $1.6 million and other revenues of $1.3 million.

Our RMW segment revenues decreased by $0.9 million, or 0.4%, when compared to 2016. The variance was primarily due to the exit of certain business lines of $5.5 million, lower technology solutions revenues of $3.9 million and lower other revenues of $0.7 million. The decrease was partially offset by a mix of improved pricing and market-share gains, which increased our revenues from credit and screening solutions by $5.1 million and property tax processing by $4.1 million.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services

Our consolidated cost of services was $252.0 million for the three months ended March 31, 2017, an increase of $6.6 million, or 2.7%, when compared to 2016. Acquisition activity contributed $6.6 million of additional expense in 2017. Excluding acquisition activity, cost of services remained flat, despite lower revenues, due to higher costs and unfavorable product mix incurred in valuation solutions and credit and screening solutions.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $111.9 million for the three months ended March 31, 2017, an increase of $1.6 million, or 1.4%, when compared to 2016. Acquisition activity contributed $3.1 million of additional expense in 2017. Excluding acquisition activity, the decrease of $1.5 million was primarily due to lower compensation-related expenses of $16.9 million and our on-going operational efficiency programs, which resulted in lower professional fees of $1.1 million and other costs of $1.1 million. The decrease was partially offset by higher external services costs of $8.4 million (including portions of technology and compliance related costs), accelerated stock compensation of $4.2 million from a one-time vesting acceleration in accordance with our Plan, higher severance of $2.0 million and higher real estate consolidation-related costs of $3.0 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $43.5 million for the three months ended March 31, 2017, an increase of $3.8 million, or 9.7%, when compared to 2016. Acquisition activity contributed $5.5 million of additional expense in 2017. Excluding acquisition activity, the decrease of $1.7 million was due to lower depreciation as a result of assets that were fully depreciated in the prior year.

Operating Income

Our consolidated operating income was $32.6 million for the three months ended March 31, 2017, a decrease of $25.7 million, or 44.1%, when compared to 2016, and consisted of the following:

(in thousands, except percentages)	2017	2016	$ Change	% Change
PI	$10,713	$18,080	$(7,367)	(40.7)%
RMW	42,109	52,933	(10,824)	(20.4)
Corporate and eliminations	(20,259)	(12,788)	(7,471)	58.4
Operating income	$32,563	$58,225	$(25,662)	(44.1)%

Our PI segment operating income decreased by $7.4 million, or 40.7%, when compared to 2016. Acquisition activity contributed a decrease of $2.1 million in 2017. Excluding acquisition activity, operating income decreased by $5.3 million and operating margins decreased by 150 basis points primarily due to lower mortgage application volumes, lower project-related advisory services revenues in property information and analytics and planned vendor diversification by a significant appraisal management client which decreased valuation solutions revenues; partially offset by higher revenues and pricing from our international operations and the impact of ongoing operational efficiency programs.

Our RMW segment operating income decreased by $10.8 million, or 20.4%, and operating margins decreased 495 basis points when compared to 2016 primarily due to higher technology and compliance-related costs, certain business line exits and lower mortgage application volumes; partially offset by pricing and market-share gains in our credit and screening solutions and property tax processing and the impact of ongoing operational efficiency programs.

Corporate and eliminations had an unfavorable variance of $7.5 million primarily due to the acceleration of stock compensation of $4.2 million from a one-time vesting acceleration in accordance with our Plan and higher external services costs.

Total Interest Expense, Net

Our consolidated total interest expense, net was $13.8 million for the three months ended March 31, 2017, a decrease of $0.5 million, or 3.5%, when compared to 2016. The decrease was primarily due to lower interest rates, partially offset by a higher average outstanding balance in the current year. The lower interest rates were the result of our financing activities in July 2016 in which we amended and restated our senior secured credit facility, dated as of April 21, 2015 (the "Credit Agreement") and redeemed all of our outstanding senior notes due June 2021.

Gain/(loss) on Investments and Other, Net

Our consolidated gain on investments and other, net was $0.9 million for the three months ended March 31, 2017, an increase of $1.5 million when compared to 2016, due primarily to higher realized gains on investments in the current year.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations before equity in losses of affiliates and incomes taxes was $6.3 million and $15.8 million for the three months ended March 31, 2017 and 2016, respectively. The effective tax rate was 31.8% and 36.4% for the three months ended March 31, 2017 and 2016, respectively. The decrease in the effective income tax rate was primarily attributable to the current year adoption of the stock-based compensation accounting guidance resulting in a current quarter favorable excess tax benefit and a current quarter favorable state tax benefit related to closure of the IRS exam for 2006-2009, partially offset by an increase in valuation allowance on certain deferred tax benefits that may not be recognized in the future.

Equity in Losses of Affiliates, Net of Tax

Our consolidated equity in losses of affiliates, net of tax, was $0.7 million for the three months ended March 31, 2017, an increase of $0.6 million when compared to 2016 due to the operation wind-down of an investment in affiliate.

Gain/(loss) from Discontinued Operations, Net of Tax

Our consolidated gain from discontinued operations, net of tax was $2.4 million for the three months ended March 31, 2017, an increase of $2.5 million when compared to 2016, due primarily to a legal settlement gain in the current year, partially offset by legal costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at March 31, 2017 totaled $102.9 million, an increase of $30.9 million from December 31, 2016. Our cash balances held outside of the U.S. are primarily related to our international operations and, as of March 31, 2017, totaled $24.6 million. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We plan to maintain significant cash balances outside the U.S. for the foreseeable future.

Restricted cash of $17.4 million as of March 31, 2017 and $17.9 million as of December 31, 2016 represents cash pledged for various letters of credit provided in the ordinary course of business to certain vendors in connection with obtaining insurance and real property leases and escrow accounts due to acquisitions and divestitures.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in operating assets and liabilities. Total cash provided by operating activities was approximately $95.7 million and $86.7 million for the three months ended March 31, 2017 and 2016, respectively. The increase in cash provided by operating activities was primarily due to favorable changes in working capital items partially offset by lower cash generated from lower profitability.

Investing Activities. Total cash used in investing activities was approximately $16.6 million and $37.4 million during the three months ended March 31, 2017 and 2016, respectively. The decrease in investing activities was primarily related to cash paid to acquire the remaining 40.0% interest in Property IQ Ltd ("PIQ") for $18.0 million in 2016 with no similar acquisitions in the current year. Further, for the three months ended March 31, 2017 and 2016, we had investments in property and equipment of $8.7 million and $9.8 million, respectively, and capitalized data and other intangible assets of $8.4 million and $9.0 million, respectively.

Financing Activities. Total cash used in financing activities was approximately $47.4 million for the three months ended March 31, 2017, which was primarily comprised of share repurchases of $19.8 million, repayment of long-term debt of $17.6 million and stock-based compensation-related transactions of $9.9 million. Total cash used in financing activities was approximately $15.4 million for the three months ended March 31, 2016, which was primarily comprised of repayment of long-term debt of $15.8 million, partially offset by net proceeds from stock-based compensation-related transactions of $0.4 million.

Financing and Financing Capacity

Total debt outstanding, gross, was $1.6 billion as of March 31, 2017 and December 31, 2016. Our significant debt instruments and borrowing capacity are described below.

Credit Agreement

The Credit Agreement provides for a $1.3 billion term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility"). The Term Facility matures and the Revolving Facility expires in April 2020. For a detailed description of our Credit Agreement, see Note 5 - Long-Term Debt of our condensed consolidated financial statements. As of March 31, 2017, we had borrowing capacity under the Revolving Facility of $248.0 million and were in compliance with the financial and restrictive covenants of the Credit Agreement.

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

During the three months ended March 31, 2017, we repurchased approximately 0.5 million shares of our common stock for $19.8 million including commission costs.

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

Critical Accounting Policies and Estimates

For additional information with respect to our critical accounting policies, which are those that could have the most significant effect on our reported results and require subjective or complex judgments by management, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 1 – Basis for Condensed Consolidated Financial Statement, which is incorporated by reference in response to this item, for updates on our policies over goodwill and other intangible assets and stock-based compensation.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our primary exposure to market risk relates to interest-rate risk associated with certain financial instruments. We monitor our risk associated with fluctuations in interest rates and currently use derivative financial instruments to hedge some of these risks. We have entered into Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. In August 2016, we entered into Swaps which became effective in September 2016 and terminate in April 2020. The Swaps entered in August 2016 are for an initial notional balance of $500.0 million, with a fixed interest rate of 1.03%, and amortize quarterly by $25.0 million through December 2018, with a step-up in the notional balance of $100.0 million in March 2019 and continued quarterly amortization of $25.0 million through April 2020. In May 2014, we entered into Swaps which became effective in December 2014 and terminate in March 2019. The Swaps entered in May 2014 are for an initial notional balance of $500.0 million, with a fixed interest rate of 1.57%, and amortize quarterly by $12.5 million through December 31, 2017 and $25.0 million through December 31, 2018. We entered into the Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. We have designated the Swaps as cash flow hedges.

As of March 31, 2017, we had approximately $1.6 billion in gross long-term debt outstanding, all of which was variable-interest-rate debt. As of March 31, 2017, the remaining notional balance of the Swaps was $837.5 million. A hypothetical 1% increase or decrease in interest rates could result in an approximately $1.9 million change to interest expense on a quarterly basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item  1.  Legal Proceedings.

For a description of our legal proceedings, see Note 10 – Litigation and Regulatory Contingencies and Note 12 - Discontinued Operations of our condensed consolidated financial statements, which is incorporated by reference in response to this item.

Item  1A.  Risk Factors.

A restated description of the risk factors associated with our business is set forth below. This description supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. The risks discussed below are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

In addition, our businesses are subject to an increasing degree of compliance oversight by regulators and by our clients. Specifically, the Consumer Financial Protection Bureau ("CFPB") has authority to write rules affecting the business of consumer reporting agencies and also to supervise, conduct examinations of, and enforce compliance as to federal consumer financial protection laws and regulations with respect to certain “non-depository covered persons” determined by the CFPB to be “larger participants” that offer consumer financial products and services. Two of our credit businesses - CoreLogic Credco and Teletrack - are subject to the CFPB non-bank supervision program. The CFPB and the prudential financial institution regulators such as the Comptroller of the Currency ("OCC") also have the authority to examine us in our role as a service provider to large financial institutions, although it is yet unclear how broadly they will apply this authority going forward. In addition, several of our largest bank clients are subject to consent orders with the OCC and/or are parties to the National Mortgage Settlement, both of which require them to exercise greater oversight and perform more rigorous audits of their key vendors such as us.

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

Because our databases include certain public and non-public personal information concerning consumers, we are subject to government regulation and potential adverse publicity concerning our use of consumer data. We acquire, store, use and provide many types of consumer data and related services that are subject to regulation under the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, and the Driver's Privacy Protection Act and, to a lesser extent, various other federal, state, and local laws and regulations. These laws and regulations are designed to protect the privacy of consumers and to prevent the unauthorized access and misuse of personal information in the marketplace. Our failure to comply with these laws, or any future laws or regulations of a similar nature, could result in substantial regulatory penalties, litigation expense and loss of revenue.

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

Our ten largest clients generated approximately 39.7% of our operating revenues for the quarter ended March 31, 2017, and one of our largest clients generated over 10% of our revenue in the first quarter of 2017. We expect that a limited number of our clients will continue to represent a significant portion of our revenues for the foreseeable future, and that our concentration of revenue with one or more clients may continue to be significant or increase. These clients face continued pressure in the current economic and regulatory climate. Many of our relationships with these clients are long-standing and are important to our future operating results, but there is no guarantee that we will be able to retain or renew existing agreements or maintain our relationships on acceptable terms or at all. In addition, in response to increased regulatory oversight, clients in the mortgage lending industry may have internal policies that require them to use multiple vendors or service providers, thereby causing a diversification of revenue among many vendors. Deterioration in or termination of any of these relationships, including through vendor diversification policies or merger or consolidation among our clients, could significantly reduce our revenue and could adversely affect our business, financial condition and results of operations. In addition, certain of our businesses have higher client concentration than our company as a whole. As a result, these businesses may be disproportionately affected by declining revenue from, or loss of, a significant client.

6.	Systems interruptions may impair the delivery of our products and services, causing potential client and revenue loss.

System interruptions may impair the delivery of our products and services, resulting in a loss of clients and a corresponding loss in revenue. Our technology infrastructure runs primarily in a private dedicated cloud-based environment hosted in NTT Data Corporation's ("NTT") technology center in Quincy, WA. We cannot be sure that certain systems interruptions or events beyond our control, including issues with NTT's technology center or our third-party network and infrastructure providers or in connection with our upgrading or replatforming key systems, will not interrupt or terminate the delivery of our products and services to our clients. These interruptions also may interfere with our suppliers' ability to provide necessary data to us and our employees' ability to attend to work and perform their responsibilities. Any of these possible outcomes could result in a loss of clients or a loss in revenue, which could have an adverse effect on our business or operations.

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

As of March 31, 2017, our total debt was approximately $1.6 billion, and we had unused commitments of approximately $248.0 million under our Revolving Facility. In July 2016, we completed $525.0 million of incremental term loan borrowings through an amendment to our Credit Agreement. A portion of the proceeds of the new borrowings were used to complete the redemption of all outstanding balances under our outstanding senior notes due June 2021 plus accrued and unpaid interest for approximately $411.0 million. The remaining portion of the proceeds were utilized to reduce our outstanding balance within the Revolving Facility.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2017, we did not issue any unregistered shares of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 27, 2016, the Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $500.0 million. The new share repurchase authorization replaces the unused portion of our previous share repurchase authorization, which was announced in July 2015. As of March 31, 2017, we had $398.1 million in value of shares remaining that could be purchased in the future under the current authorization. The stock repurchase authorization has no expiration date and repurchases may be made in the open market, in privately negotiated transactions or under a Rule 10b5-1 plan.

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

Issuer Purchases of Equity Securities
		(a)	(b)
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 to January 31, 2017	—	$—	—	$417,957,502
February 1 to February 28, 2017	75,000	$39.21	75,000	$415,016,752
March 1 to March 31, 2017	425,000	$39.76	425,000	$398,120,501
Total	500,000	$39.68	500,000

(1) Calculated inclusive of commissions.

Item 3.  Defaults upon Senior Securities. None.

Item 4.  Mine Safety Disclosures. Not applicable.

Item  5.  Other Information. None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Frank Martell
Frank Martell
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ James L. Balas
James L. Balas
Chief Financial Officer
(Principal Financial Officer)

By: /s/ John K. Stumpf
John K. Stumpf
Controller
(Principal Accounting Officer)
Date:	April 26, 2017

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated December 17, 2015, by and among CoreLogic Solutions, LLC, CoreLogic Acquisition Co., Inc., FNC Holding Company, Inc. and, solely in his capacity as Shareholder Representative, Dennis S. Tosh, Jr. (incorporated by reference to Exhibit 2.2 to the Company's Annual Report on Form 10-K as filed with the SEC on February 26, 2016)^+

2.2
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

3.2	Amended and Restated Bylaws of CoreLogic, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 5, 2014)

10.1	CoreLogic, Inc. Amended and Restated Deferred Compensation Plan (originally effective as of June 1, 2010 and amended and restated effective as of January 1, 2017)*✓

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 ✓

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 ✓

101	Extensible Business Reporting Language (XBRL)✓

✓	Included in this filing.
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