Form 10-Q
period 2017-06-30
CORELOGIC, INC.
filed 2017-07-26
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

On July 21, 2017 there were 84,308,696 shares of common stock outstanding.

CoreLogic, Inc.

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.
CoreLogic, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except par value)	June 30,	December 31,
Assets	2017	2016
Current assets:
Cash and cash equivalents	$89,422	$72,031
Accounts receivable (less allowance for doubtful accounts of $7,913 and $8,857 as of June 30, 2017 and December 31, 2016, respectively)	270,636	269,229
Prepaid expenses and other current assets	51,849	43,060
Income tax receivable	20,971	6,905
Assets of discontinued operations	806	662
Total current assets	433,684	391,887
Property and equipment, net	433,393	449,199
Goodwill, net	2,112,692	2,107,255
Other intangible assets, net	453,171	478,913
Capitalized data and database costs, net	331,803	327,921
Investment in affiliates, net	103,460	40,809
Deferred income tax assets, long-term	1,382	1,516
Restricted cash	17,435	17,943
Other assets	90,084	92,091
Total assets	$3,977,104	$3,907,534
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$144,902	$168,284
Accrued salaries and benefits	61,453	107,234
Deferred revenue, current	298,138	284,622
Current portion of long-term debt	140,018	105,158
Liabilities of discontinued operations	1,982	3,123
Total current liabilities	646,493	668,421
Long-term debt, net of current	1,501,048	1,496,889
Deferred revenue, net of current	498,292	487,134
Deferred income tax liabilities, long term	123,106	120,063
Other liabilities	157,522	132,043
Total liabilities	2,926,461	2,904,550

Stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 84,303 and 84,368 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	371,525	400,452
Retained earnings	781,647	724,949
Accumulated other comprehensive loss	(102,530)	(122,418)
Total stockholders' equity	1,050,643	1,002,984
Total liabilities and equity	$3,977,104	$3,907,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Operating revenues	$473,978	$500,204	$913,829	$953,747
Cost of services (excluding depreciation and amortization shown below)	249,162	264,731	501,128	510,110
Selling, general and administrative expenses	103,552	115,784	215,400	226,081
Depreciation and amortization	42,871	43,291	86,343	82,935
Total operating expenses	395,585	423,806	802,871	819,126
Operating income	78,393	76,398	110,958	134,621
Interest expense:
Interest income	592	557	930	1,186
Interest expense	14,535	19,030	28,666	33,954
Total interest expense, net	(13,943)	(18,473)	(27,736)	(32,768)
(Loss)/gain on investments and other, net	(4,353)	2,704	(3,418)	2,184
Income from continuing operations before equity in (losses)/earnings of affiliates and income taxes	60,097	60,629	79,804	104,037
Provision for income taxes	18,635	20,283	24,909	36,062
Income from continuing operations before equity in (losses)/earnings of affiliates	41,462	40,346	54,895	67,975
Equity in (losses)/earnings of affiliates, net of tax	(280)	78	(1,004)	(11)
Net income from continuing operations	41,182	40,424	53,891	67,964
Gain/(loss) from discontinued operations, net of tax	78	(4)	2,495	(62)
Gain from sale of discontinued operations, net of tax	—	—	312	—
Net income	$41,260	$40,420	$56,698	$67,902
Basic income per share:
Net income from continuing operations	$0.49	$0.46	$0.64	$0.77
Gain/(loss) from discontinued operations, net of tax	—	—	0.03	—
Gain from sale of discontinued operations, net of tax	—	—	—	—
Net income	$0.49	$0.46	$0.67	$0.77
Diluted income per share:
Net income from continuing operations	$0.48	$0.45	$0.63	$0.76
Gain/(loss) from discontinued operations, net of tax	—	—	0.03	—
Gain from sale of discontinued operations, net of tax	—	—	—	—
Net income	$0.48	$0.45	$0.66	$0.76
Weighted-average common shares outstanding:
Basic	84,548	88,572	84,490	88,441
Diluted	86,097	89,968	86,224	89,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Net income	$41,260	$40,420	$56,698	$67,902
Other comprehensive income/(loss)
Market value adjustments to marketable securities, net of tax	—	(480)	—	(86)
Market value adjustments on interest rate swaps, net of tax	50	(439)	1,580	(3,038)
Foreign currency translation adjustments	3,135	(6,285)	16,683	5,309
Supplemental benefit plans adjustments, net of tax	1,731	(107)	1,625	(213)
Total other comprehensive income/(loss)	4,916	(7,311)	19,888	1,972
Comprehensive income	$46,176	$33,109	$76,586	$69,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$56,698	$67,902
Less: Income/(loss) from discontinued operations, net of tax	2,495	(62)
Less: Gain from sale of discontinued operations, net of tax	312	—
Net income from continuing operations	53,891	67,964
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	86,343	82,935
Amortization of debt issuance costs	2,870	2,966
Provision for bad debt and claim losses	7,939	6,927
Share-based compensation	20,939	19,318
Excess tax benefit related to stock options	—	(1,816)
Equity in losses of affiliates, net of taxes	1,004	11
Gain on sale of property and equipment	(231)	(16)
Deferred income tax	6,193	9,048
Loss/(gain) on investments and other, net	3,418	(2,184)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,070)	(20,473)
Prepaid expenses and other current assets	(4,161)	(18,126)
Accounts payable and accrued expenses	(74,371)	(21,620)
Deferred revenue	24,675	22,147
Income taxes	(13,445)	27,461
Dividends received from investments in affiliates	1,097	6,921
Other assets and other liabilities	22,357	(8,135)
Net cash provided by operating activities - continuing operations	136,448	173,328
Net cash provided by/(used in) operating activities - discontinued operations	3,663	(84)
Total cash provided by operating activities	$140,111	$173,244
Cash flows from investing activities:
Purchase of subsidiary shares from noncontrolling interests	$—	$(18,023)
Purchases of property and equipment	(20,237)	(27,858)
Purchases of capitalized data and other intangible assets	(17,202)	(17,927)
Cash paid for acquisitions, net of cash acquired	—	(396,816)
Purchases of investments	(70,000)	(615)
Proceeds from sale of property and equipment	304	16
Change in restricted cash	508	(83)
Net cash used in investing activities - continuing operations	(106,627)	(461,306)
Net cash provided by investing activities - discontinued operations	—	—
Total cash used in investing activities	$(106,627)	$(461,306)
Cash flows from financing activities:
Proceeds from long-term debt	$70,000	$390,000
Repayment of long-term debt	(35,234)	(101,665)
Proceeds from issuance of shares in connection with share-based compensation	4,504	9,801
Payment of tax withholdings related to net share settlements	(13,420)	(9,098)
Shares repurchased and retired	(40,950)	(29,126)
Excess tax benefit related to stock options	—	1,816
Net cash (used in)/provided by financing activities - continuing operations	(15,100)	261,728
Net cash provided by financing activities - discontinued operations	—	—
Total cash (used in)/provided by financing activities	$(15,100)	$261,728
Effect of exchange rate on cash	(993)	(389)
Net change in cash and cash equivalents	17,391	(26,723)
Cash and cash equivalents at beginning of period	72,031	99,090
Less: Change in cash and cash equivalents - discontinued operations	3,663	(84)
Plus: Cash swept from/(to) discontinued operations	3,663	(84)
Cash and cash equivalents at end of period	$89,422	$72,367

Supplemental disclosures of cash flow information:
Cash paid for interest	$24,076	$31,180
Cash paid for income taxes	$35,009	$3,438
Cash refunds from income taxes	$507	$415
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$5,304	$3,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Stockholder's Equity
(Unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2016	84,368	$1	$400,452	$724,949	$(122,418)	$1,002,984
Net income	—	—	—	56,698	—	56,698
Shares issued in connection with share-based compensation	935	—	4,504	—	—	4,504
Payment of tax withholdings related to net share settlements	—	—	(13,420)	—	—	(13,420)
Share-based compensation	—	—	20,939	—	—	20,939
Shares repurchased and retired	(1,000)	—	(40,950)	—	—	(40,950)
Other comprehensive income	—	—	—	—	19,888	19,888
Balance as of June 30, 2017	84,303	$1	$371,525	$781,647	$(102,530)	$1,050,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 – Basis of Condensed Consolidated Financial Statements

CoreLogic, Inc., together with its subsidiaries (collectively "we", "us" or "our"), is a leading global property information, insight, analytics and data-enabled solutions provider operating in North America, Western Europe and Asia Pacific. Our combined data from public, contributory and proprietary sources provides detailed coverage of property, mortgages and other encumbrances, consumer credit, tenancy, location, hazard risk and related performance information. The markets we serve include real estate and mortgage finance, insurance, capital markets and the public sector. We deliver value to clients through unique data, analytics, workflow technology, advisory and managed solutions. Clients rely on us to help identify and manage growth opportunities, improve performance and mitigate risk.

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

Client Concentration

We generate the majority of our revenues from clients with operations in the U.S. residential real estate, mortgage origination and mortgage servicing markets. Approximately 41% and 43% of our operating revenues for the three and six months ended June 30, 2017 and 2016, respectively, were generated from our top ten clients, who consist of the largest U.S. mortgage originators and servicers. Two of our clients accounted for approximately 14% and 10% of our operating revenues for the three months ended June 30, 2017 and 15% and 11% of our operating revenues for the three months ended June 30, 2016. Two of our clients accounted for approximately 13% and 10% of our operating revenues for the six months ended June 30, 2017 and 14% and 12% of our operating revenues for the six months ended June 30, 2016.

Classification Correction

During the second quarter of 2017, we identified a balance sheet misclassification related to certain liability balances, which overstated our accounts payable and accrued expenses and understated other liabilities by approximately $32.0 million as of December 31, 2016. We corrected the balance sheet misclassification error on a prospective basis during the second quarter of 2017 as we determined the error was not material to the current financial condition or for the prior annual or interim periods.

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

The following table shows the components of accumulated other comprehensive loss, net of taxes as of June 30, 2017 and December 31, 2016:

	2017	2016
Cumulative foreign currency translation	$(101,387)	$(118,071)
Cumulative supplemental benefit plans	(4,642)	(6,267)
Net unrecognized gains on interest rate swaps	3,499	1,920
Accumulated other comprehensive loss	$(102,530)	$(122,418)

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

We recorded equity in losses of affiliates, net of tax of $0.3 million and equity in earnings of affiliates, net of tax of $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and equity in losses of affiliates, net of tax of $1.0 million and less than $0.1 million for the six months ended June 30, 2017 and 2016, respectively. For the three months ended June 30, 2017 and 2016, we recorded $1.9 million and $2.7 million, respectively, of operating revenues and $2.9 million for both the three months ended June 30, 2017 and 2016, of operating expenses related to our investment in affiliates. For the six months ended June 30, 2017 and 2016, we recorded $4.1 million and $5.2 million, respectively, of operating revenues and $5.7 million and $5.5 million, respectively, of operating expenses related to our investment in affiliates.

In June 2017, we acquired a 45.0% interest in Mercury Network, LLC ("Mercury") for $70.0 million, which included a call option to purchase the remaining 55.0% interest within the next nine-month period. This investment rolls into our Property Information ("PI") segment. We fair-valued the call option using the Black-Scholes model and preliminarily recorded $4.6 million. See Note 8 - Fair Value of Financial Instruments for further discussion. The purchase of the remaining 55.0% ownership of Mercury Network is expected to close in the third quarter of 2017, subject to customary closing conditions. Mercury is a technology company servicing small and medium-sized mortgage lenders and appraisal management companies to manage their collateral valuation operations. As Mercury's stand-alone financial statements reflect a net deficient equity position, we preliminarily recorded $87.0 million of basis difference between the purchase price and our interest in the net assets of Mercury, which is comprised of an indefinite-lived component of $57.7 million and a finite-lived component of $29.3 million with an estimated weighted-average life of 15 years.

Tax Escrow Disbursement Arrangements

We administer tax escrow disbursements as a service to our clients in connection with our property tax processing solutions. These deposits are maintained in segregated accounts for the benefit of our clients. Tax escrow deposits totaled $1.0 billion as of June 30, 2017 and $619.4 million as of December 31, 2016. Because these deposits are held on behalf of our clients, they are not our funds and, therefore, are not included in the accompanying condensed consolidated balance sheets.

These deposits generally remain in the accounts for a period of two to five business days. We earn interest income or earnings credits from these deposits and bear the cost of bank-related fees.

Under our contracts with our clients, if we make a payment in error or fail to pay a taxing authority when a payment is due, we could be held liable to our clients for all or part of the financial loss they suffer as a result of our act or omission. We maintained claim reserves relating to incorrect disposition of assets of $21.1 million and $22.2 million as of June 30, 2017 and December 31, 2016, respectively, which is reflected in our accompanying condensed consolidated balance sheets as a component of other liabilities.

Pension Plan Buyout

We currently offer a variety of employee benefit plans, including a defined benefit pension plan incorporated with the acquisition of RELS (the "RELS Pension Plan"). The RELS Pension Plan offers participants annuity payments based on a number of factors and will offer an alternative lump sum distribution to certain participants. In October 2016, RELS voted to terminate the RELS Pension Plan effective October 31, 2016.

In June 2017, we made a contribution of $13.5 million to settle the defined benefit pension plan incorporated with the acquisition of RELS. We recorded a loss of $6.1 million within (loss)/gain on investments and other, net in our condensed consolidated statement of operations and cleared the corresponding RELS Pension Plan liability of $9.2 million and corresponding accumulated other comprehensive loss of $1.8 million within our condensed consolidated balance sheets and condensed consolidated statements of comprehensive income.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”), issued guidance to amend the terms or conditions to apply modification accounting for share-based payment awards. The amendment clarifies that modification accounting will be applied if the value, vesting conditions or classification of the award changes. An entity must disclose that compensation expense hasn’t changed, if that is the case. The guidance is effective prospectively in fiscal years beginning after December 15, 2017. Early adoption is permitted and we elected early adoption of this guidance which did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued updated guidance on revenue recognition in order to i) remove inconsistencies in revenue requirements, ii) provide a better framework for addressing revenue issues, iii) improve comparability across entities, industries, jurisdictions, and capital markets, iv) provide more useful information through improved disclosures, and v) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. Under the amendment, an entity should recognize revenue to depict the transfer of promised goods or services to clients in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting treatment for the incremental costs of obtaining a contract, which would not have been incurred had the contract not been obtained. Further, an entity is required to disclose sufficient information to enable the user of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows from contracts with clients. The updated guidance provides two methods of adoption: i) retrospective application to each prior reporting period presented, or ii) recognition of the cumulative effect from the retrospective application at the date of initial application. We elected the modified retrospective approach. As updated by FASB in August 2015, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier adoption was permitted for annual reporting periods beginning after December 15, 2016 but we did not elect early adoption.

We believe our notes to the consolidated financial statements related to revenue recognition will be significantly expanded and are still assessing the quantitative impact to our consolidated financial statements. Also, we are in process of implementing changes to accounting policies, business processes, contract-management processes, systems and financial controls to support the new accounting and disclosure requirements. Once our evaluation is complete, we will disclose the quantitative impact of adopting the updated guidance.

Note 2 - Property, Equipment and Software Net

Property and equipment, net as of June 30, 2017 and December 31, 2016 consists of the following:

(in thousands)	2017	2016
Land	$7,476	$7,476
Buildings	6,487	6,293
Furniture and equipment	63,881	61,582
Capitalized software	884,880	866,398
Leasehold improvements	40,847	29,420
Construction in progress	1,322	20,613
	1,004,893	991,782
Less accumulated depreciation	(571,500)	(542,583)
Property and equipment, net	$433,393	$449,199

Depreciation expense for property and equipment was approximately $20.1 million and $21.4 million for the three months ended June 30, 2017 and 2016, respectively, and $40.7 million and $40.6 million for the six months ended June 30, 2017 and 2016, respectively.

Note 3 – Goodwill, Net

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by operating segment and reporting unit, for the six months ended June 30, 2017, is as follows:

(in thousands)	PI	RMW	Consolidated
Balance as of January 1, 2017
Goodwill	$1,189,388	$925,392	$2,114,780
Accumulated impairment losses	(600)	(6,925)	(7,525)
Goodwill, net	1,188,788	918,467	2,107,255
Acquisitions	(5,681)	—	(5,681)
Translation adjustments	11,118	—	11,118
Balance as of June 30, 2017
Goodwill, net	$1,194,225	$918,467	$2,112,692

For the six months ended June 30, 2017, we recorded an adjustment of $5.4 million to goodwill within our Property Intelligence ("PI") reporting unit related to the finalization of our FNC, Inc. ("FNC") acquisition purchase price allocation. See Note 11 - Acquisitions for additional information. Additionally, we recorded an adjustment of $0.2 million to goodwill within our PI reporting unit related to another acquisition that was not significant.

Note 4 – Other Intangible Assets, Net

Other intangible assets, net consist of the following:

	June 30, 2017			December 31, 2016
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Client lists	$643,645	$(280,449)	$363,196	$637,053	$(257,787)	$379,266
Non-compete agreements	28,112	(13,332)	14,780	28,106	(11,136)	16,970
Trade names and licenses	118,854	(43,659)	75,195	121,086	(38,409)	82,677
	$790,611	$(337,440)	$453,171	$786,245	$(307,332)	$478,913

Amortization expense for other intangible assets, net was $13.9 million and $13.2 million for the three months ended June 30, 2017 and 2016, respectively, and $27.9 million and $24.9 million for the six months ended June 30, 2017 and 2016, respectively.

Estimated amortization expense for other intangible assets, net is as follows:

(in thousands)
Remainder of 2017	$27,890
2018	55,119
2019	52,692
2020	50,490
2021	47,342
Thereafter	219,638
$453,171

Note 5 – Long-Term Debt

Our long-term debt consists of the following:

	June 30, 2017			December 31, 2016
(in thousands)	Gross	Debt Issuance Costs	Net	Gross	Debt Issuance Costs	Net
Bank debt:
Term loan facility borrowings due April 2020, weighted-average interest rate of 2.76% and 2.31% as of June 30, 2017 and December 31, 2016, respectively	$1,263,750	$(10,329)	$1,253,421	$1,298,125	$(12,419)	$1,285,706
Revolving line of credit borrowings due April 2020, weighted-average interest rate of 2.76% and 2.31% as of June 30, 2017 and December 31, 2016, respectively	372,000	(3,981)	368,019	302,000	(4,761)	297,239
Notes:
7.55% senior debentures due April 2028	14,645	(50)	14,595	14,645	(52)	14,593
Other debt:
Various debt instruments with maturities through 2020	5,031	—	5,031	4,509	—	4,509
Total long-term debt	1,655,426	(14,360)	1,641,066	1,619,279	(17,232)	1,602,047
Less current portion of long-term debt	140,018	—	140,018	105,158	—	105,158
Long-term debt, net of current portion	$1,515,408	$(14,360)	$1,501,048	$1,514,121	$(17,232)	$1,496,889

As of June 30, 2017 and December 31, 2016, we have recorded $0.6 million and $0.8 million of accrued interest expense, respectively, on our debt-related instruments.

Credit Agreement

In July 2016, we amended and restated our senior secured credit facility, dated as of April 21, 2015 (the "Credit Agreement") with Bank of America, N.A., as administrative agent, and other financial institutions. The Credit Agreement provides for a $1.3 billion term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility"). The Term Facility matures and the Revolving Facility expires in April 2020. The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to request that the lenders increase the Term Facility by up to $225.0 million in the aggregate; however, the lenders are not obligated to do so. As of June 30, 2017, we had borrowing capacity under the Revolving Facility of $178.0 million and we were in compliance with all of our covenants under the Credit Agreement.

7.55% Senior Debentures

In April 1998, we issued $100.0 million in aggregate principal amount of 7.55% senior debentures due 2028. The indentures governing these debentures, as amended, contain limited restrictions on the Company.

Interest Rate Swaps

We have entered into amortizing interest rate swaps ("Swaps") in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. In June 2017, we entered into Swaps which become effective in March 2018 and terminate in March 2021. The Swaps entered in June 2017 are for an initial notional balance of $275.0 million, with a notional step up of $200.0 million in March 2019 and a fixed interest rate of 1.83%. In August 2016, we entered into Swaps which became effective in September 2016 and terminate in April 2020. The Swaps entered in August 2016 are for an initial notional balance of $500.0 million, with a fixed interest rate of 1.03%, and amortize quarterly by $25.0 million through December 2018, with a notional step up of $100.0 million in March 2019, continued quarterly amortization of $25.0 million through April 2020, and a remaining notional amount of $275.0 million. In May 2014, we entered into Swaps which became effective in December 2014 and terminate in March 2019. The Swaps entered in May

2014 are for an initial notional balance of $500.0 million, with a fixed interest rate of 1.57%, and amortize quarterly by $12.5 million through December 31, 2017 and $25.0 million through December 31, 2018.

We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges is recorded in other assets and/or other liabilities in the accompanying condensed consolidated balance sheets. The estimated fair value of these cash flow hedges resulted in an asset of $6.3 million and a liability of $0.6 million as of June 30, 2017. We recorded an asset of $5.4 million and a liability of $2.3 million as of December 31, 2016.

Unrealized gains of $0.1 million (net of less than $0.1 million in deferred taxes) and unrealized losses of $0.4 million (net of $0.3 million in deferred taxes) for the three months ended June 30, 2017 and 2016, respectively, and unrealized gains of $1.6 million (net of $1.0 million in deferred taxes) and unrealized losses of $3.0 million (net of $1.9 million in deferred taxes for the six months ended June 30, 2017 and 2016, respectively, were recognized in other comprehensive income/(loss) related to the Swaps.

Note 6 – Income Taxes

The effective income tax rate for income taxes as a percentage of income from continuing operations before equity in losses of affiliates and income taxes was 31.0% and 33.5% for the three months ended June 30, 2017 and 2016, respectively, and 31.2% and 34.7% for the six months ended June 30, 2017 and 2016, respectively.

For the three months ended June 30, 2017, when compared to 2016, the decrease in the effective income tax rate was primarily attributable to favorable tax benefits due to nonrecurring favorable adjustments related to prior year foreign deferred taxes, partially offset by nonrecurring prior year favorable release of reserves for foreign uncertain tax benefits.

For the six months ended June 30, 2017 when compared to 2016, the decrease in the effective tax rate was primarily attributable to favorable tax benefits related to the adoption of the stock based compensation accounting guidance and state tax benefit due to closure of the IRS exam for 2006-2009, partially offset by a nonrecurring prior year favorable release of reserves for foreign uncertain tax benefits.

Income taxes included in equity in losses of affiliates were a benefit of $0.2 million and expense of $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and a benefit of $0.6 million and expense of $0.4 million for the six months ended June 30, 2017 and 2016, respectively. For the purpose of segment reporting, these amounts are included in corporate and therefore not reflected in our reportable segments.

We are currently under examination for the years 2006-2011, by the US, our primary taxing jurisdiction, and various taxing authorities. It is reasonably possible the amount of the unrecognized benefits with respect to unrecognized tax positions could change within the next twelve months. The portion of uncertain tax benefits that are not subject to the First American Financial Corporation (“FAFC”) indemnification could significantly increase or decrease and have an impact on net income. The FAFC indemnification could change by up to $14.0 million due to statutory requirements and would have no impact on net income.

Note 7 – Earnings Per Share

The following is a reconciliation of net income per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(in thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income from continuing operations	$41,182	$40,424	$53,891	$67,964
Gain/(loss) from discontinued operations, net of tax	78	(4)	2,495	(62)
Gain from sale of discontinued operations, net of tax	—	—	312	—
Net income attributable to CoreLogic	$41,260	$40,420	$56,698	$67,902
Denominator:
Weighted-average shares for basic income per share	84,548	88,572	84,490	88,441
Dilutive effect of stock options and restricted stock units	1,549	1,396	1,734	1,506
Weighted-average shares for diluted income per share	86,097	89,968	86,224	89,947
Income per share
Basic:
Net income from continuing operations	$0.49	$0.46	$0.64	$0.77
Gain/(loss) from discontinued operations, net of tax	—	—	0.03	—
Gain from sale of discontinued operations, net of tax	—	—	—	—
Net income attributable to CoreLogic	$0.49	$0.46	$0.67	$0.77
Diluted:
Net income from continuing operations	$0.48	$0.45	$0.63	$0.76
Gain/(loss) from discontinued operations, net of tax	—	—	0.03	—
Gain from sale of discontinued operations, net of tax	—	—	—	—
Net income attributable to CoreLogic	$0.48	$0.45	$0.66	$0.76

The dilutive effect of stock-based compensation awards has been calculated using the treasury-stock method. For the three months ended June 30, 2017 and 2016, an aggregate of less than 0.1 million restricted stock units ("RSUs") and an aggregate of less than 0.1 million RSUs, performance-based restricted stock units ("PBRSUs") and stock options, respectively, were excluded from the weighted-average diluted common shares outstanding due to their anti-dilutive effect. For the six months ended June 30, 2017 and 2016, an aggregate of less than 0.1 million RSUs and an aggregate of less than 0.1 million RSUs, PBRSUs, and stock options, respectively, were excluded from the weighted-average diluted common shares outstanding due to their anti-dilutive effect.

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

A fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Level 2 measurements utilize observable inputs in active markets for similar assets and liabilities, or, quoted prices in markets that are not active.

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

Call Option

The call option was estimated using the Black-Scholes model, which relies on significant assumption and estimates including discount rates and future market conditions, among others. We have recorded the call option within our prepaid expenses and other current assets in our condensed consolidated balance sheets.

Long-term debt

The fair value of debt was estimated based on the current rates available to us for similar debt of the same remaining maturities and consideration of our default and credit risk.

Swaps

The fair value of the interest rate swap agreements were estimated based on market-value quotes received from the counterparties to the agreements.

The fair values of our financial instruments as of June 30, 2017 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$89,422	$—	$—	$89,422
Restricted cash	—	17,435	—	17,435
Call option	—	—	4,628	4,628
Total Financial Assets	$89,422	$17,435	$4,628	$111,485

Financial Liabilities:
Total debt	$—	$1,659,268	$—	$1,659,268

Swaps:
Asset for swap	$—	$6,268	$—	$6,268
Liability for swap	$—	$601	$—	$601

The fair values of our financial instruments as of December 31, 2016 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$72,031	$—	$—	$72,031
Restricted cash	—	17,943	—	17,943
Total Financial Assets	$72,031	$17,943	$—	$89,974

Financial Liabilities:
Total debt	$—	$1,622,811	$—	$1,622,811

Swaps:
Asset for swap	$—	$5,392	$—	$5,392
Liability for swap	$—	$2,283	$—	$2,283

There were no transfers between Level 1, Level 2 or Level 3 securities during the three and six months ended June 30, 2017.

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

Restricted Stock Units

For the six months ended June 30, 2017 and 2016, we awarded 646,774 and 942,973 RSUs, respectively, with an estimated grant-date fair value of $25.7 million and $32.7 million, respectively. The RSU awards will vest ratably over three years from their grant date.

RSU activity for the six months ended June 30, 2017 is as follows:

	Number of	Weighted-Average Grant-Date
(in thousands, except weighted-average fair value prices)	Shares	Fair Value
Unvested RSUs outstanding at December 31, 2016	1,555	$34.14
RSUs granted	647	$39.76
RSUs vested	(840)	$34.24
RSUs forfeited	(40)	$35.60
Unvested RSUs outstanding at June 30, 2017	1,322	$36.97

As of June 30, 2017, there was $38.3 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.1 years. The fair value of RSUs is based on the market value of our common stock on the date of grant.

Performance-Based Restricted Stock Units

For the six months ended June 30, 2017 and 2016, we awarded 288,331 and 278,799 PBRSUs, respectively, with an estimated grant-date fair value of $11.5 million and $9.8 million, respectively. These awards are subject to service-based, performance-based and market-based vesting conditions. For PBRSUs awarded during the six months ended June 30, 2017, the performance period is from January 1, 2017 to December 31, 2019 and the performance metrics are adjusted earnings per share and market-based conditions. Subject to satisfaction of the performance criteria, the 2017 awards will vest on December 31, 2019.

The performance period for the PBRSUs awarded during the six months ended June 30, 2016 is from January 1, 2016 to December 31, 2018 and the performance metrics are adjusted earnings per share and market-based conditions. Subject to satisfaction of the performance criteria, the 2016 awards will vest on December 31, 2018.

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

PBRSU activity for the six months ended June 30, 2017 is as follows:

	Number of	Weighted-Average Grant-Date
(in thousands, except weighted-average fair value prices)	Shares	Fair Value
Unvested PBRSUs outstanding at December 31, 2016	738	$34.13
PBRSUs granted	288	$39.79
PBRSUs vested	(227)	$31.90
PBRSUs forfeited	(121)	$36.72
Unvested PBRSUs outstanding at June 30, 2017	678	$36.62

As of June 30, 2017, there was $12.7 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 1.9 years. The fair value of PBRSUs is based on the market value of our common stock on the date of grant.

Stock Options

Prior to 2015, we issued stock options as incentive compensation for certain employees. Option activity for the six months ended June 30, 2017 is as follows:

(in thousands, except weighted-average price)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	1,504	$21.22
Options exercised	(195)	$24.84
Options outstanding at June 30, 2017	1,309	$20.68	3.0	$29,724
Options vested and expected to vest at June 30, 2017	1,309	$20.68	3.0	$29,724
Options exercisable at June 30, 2017	1,309	$20.68	3.0	$29,724

As of June 30, 2017, there was no unrecognized compensation cost related to unvested stock options.

The intrinsic value of options exercised was $2.8 million and $3.2 million for the six months ended June 30, 2017 and 2016, respectively. This intrinsic value represents the difference between the fair market value of our common stock on the date of exercise and the exercise price of each option.

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

The following table sets forth the stock-based compensation expense recognized for the six months ended June 30, 2017 and 2016.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
RSUs	$6,596	$6,560	$16,378	$13,578
PBRSUs	1,809	2,701	3,477	4,514
Stock options	—	217	144	601
Employee stock purchase plan	367	297	940	625
	$8,772	$9,775	$20,939	$19,318

The above includes $1.8 million and $1.4 million of stock-based compensation expense within cost of services in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2017 and 2016, respectively, and $3.1 million and $2.9 million for the six months ended June 30, 2017 and 2016, respectively.

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

Fair Credit Reporting Act Class Action

In February 2012, CoreLogic National Background Data, LLC (n/k/a CoreLogic Background Data, LLC) (“CBD”) was named as a defendant in a putative class action styled Tyrone Henderson, et. al., v. CoreLogic National Background Data, in the United States District Court for the Eastern District of Virginia.  Plaintiffs allege violation of the Fair Credit Reporting Act, and have pled a putative class claim relating to CBD’s return of criminal record data in response to search queries initiated by its consumer reporting agency customers, which then prepare and transmit employment background screening reports to their employer customers.  Plaintiffs contend that CBD failed to send notice letters to consumers each time search results were returned to CBD’s consumer reporting agency customers.  In February 2016, the court denied CBD’s motion for partial summary judgment.  Plaintiffs initially sought to represent a nationwide class of consumers who were the subject of searches conducted by CBD’s customers.  The court denied without prejudice Plaintiffs’ motion to certify a nationwide class on three separate occasions in April 2015, April 2016 and September 2016.  However, in September 2016, the court allowed Plaintiffs to seek certification of three subclasses and in March 2017, Plaintiffs filed a motion for class certification as to one of these subclasses, seeking to certify a class of consumers for whom sex offender records were returned that did not reflect a date of birth associated with the record.  That motion is fully briefed and remains pending.

In June 2015, a companion case, Witt v. CoreLogic National Background Data, et. al. was filed in the United States District Court for the Eastern District of Virginia by the same attorneys as in Henderson, alleging the same claim against CBD.  Witt also names as a defendant CoreLogic SafeRent, LLC (n/k/a CoreLogic Rental Property Solutions, LLC) (“RPS”)) on the theory that RPS provides criminal record “reports” to CBD at the same time that CBD delivers reports to CBD’s consumer reporting agency customers.  Witt is pending in the same court and before the same judge as Henderson, and the two cases have been deemed related by the Court.  In April 2017, Plaintiffs filed a motion for class certification, seeking to certify a class of consumers for whom Virginia criminal record data was returned that did not reflect a year of birth associated with the record. That motion is fully briefed and remains pending.

CBD has defended and will continue to defend against these claims vigorously; however, CBD may not be successful. At this time, CBD cannot predict the ultimate outcome of this claim or the potential range of damages, if any.

Separation

Following the Separation, we are responsible for a portion of FAFC's contingent and other corporate liabilities. In the Separation and Distribution Agreement we entered into in connection with the Separation (the "Separation and Distribution Agreement"), we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary. At June 30, 2017, no reserves were considered necessary.

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

Note 11 – Acquisitions

In April 2016, we completed the acquisition of FNC for up to $475.0 million, with $400.0 million in cash paid at closing, subject to certain closing adjustments, and up to $75.0 million to be paid in cash in 2018, contingent upon the achievement of certain revenue targets in fiscal 2017. We fair-valued the contingent payment using the Monte Carlo simulation model and initially recorded $8.0 million as contingent consideration, which was fully reversed as of December 31, 2016. The contingent payment is fair-valued quarterly and changes are recorded within our condensed consolidated statement of operations. See Note 8 - Fair Value of Financial Instruments for further discussion. FNC is a leading provider of real estate collateral information technology and solutions that automates property appraisal ordering, tracking, documentation and review for lender compliance with government regulations and is included as a component of our PI reporting segment. The acquisition expands our property valuation capabilities. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We recorded a deferred tax liability of $85.4 million, property and equipment of $79.8 million with an estimated average life of 12 years, customer lists of $145.3 million with an estimated average life of 16 years, trade names of $15.9 million with an estimated average life of 19 years, non-compete agreements of $18.8 million with an estimated average life of 5 years, and goodwill of $220.2 million. For the three and six months ended June 30, 2017, goodwill was reduced by $5.4 million as a result of a change in the purchase price allocation for certain tax adjustments. This business combination did not have a material impact on our condensed consolidated statements of operations.

In January 2016, we completed the acquisition of the remaining 40% mandatorily redeemable noncontrolling interest in New Zealand-based Property IQ Ltd ("PIQ") for NZD $27.8 million, or $19.0 million, and settled the mandatorily redeemable noncontrolling interest. PIQ is included as a component of our PI reporting segment.

We incurred $7.3 million and $5.1 million of acquisition-related costs within selling, general and administrative expenses on our consolidated statements of operations for the three months ended June 30, 2017 and 2016, respectively, and $7.5 million and $6.1 million for the six months ended June 30, 2017 and 2016, respectively.

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

In connection with previous divestitures, we retain the prospect of contingent liabilities for indemnification obligations or breaches of representations or warranties. With respect to one such divestiture, in September 2016, a jury returned an unfavorable verdict against a discontinued operating unit that, if upheld on appeal, could result in the reasonable possibility of indemnification exposure up to $25.0 million, including interest. We do not consider this outcome to be probable and intend to vigorously assert our contractual and other rights, including to pursue an appeal to eliminate or substantially reduce any potential post-divestiture contingency. Any actual liability that comes to fruition would be reflected in our results from discontinued operations.

Each of these businesses is reflected in our accompanying condensed consolidated financial statements as discontinued operations. For the six months ended June 30, 2017, we recorded a gain of $4.5 million related to a pre-tax legal settlement in AMPS within our discontinued operations. Summarized below are certain assets and liabilities classified as discontinued operations as of June 30, 2017 and December 31, 2016:

(in thousands)
As of June 30, 2017	PI	RMW	ELI	AMPS	Total
Deferred income tax asset and other current assets	$325	$(231)	$144	$568	$806

Accounts payable, accrued expenses and other current liabilities	$80	$166	$76	$1,660	$1,982

As of December 31, 2016
Deferred income tax asset and other current assets	$325	$(231)	$—	$568	$662

Accounts payable, accrued expenses and other current liabilities	$202	$167	$624	$2,130	$3,123

Summarized below are the components of our gain/(loss) from discontinued operations for the three and six months ended June 30, 2017 and 2016:

(in thousands)
For the Three Months Ended June 30, 2017	PI	RMW	ELI	AMPS	Total
Operating revenue	$—	$—	$—	$—	$—
Gain/(loss) from discontinued operations before income taxes	138	—	(131)	120	127
Income tax expense/(benefit)	53	—	(50)	46	49
Gain/(loss) from discontinued operations, net of tax	$85	$—	$(81)	$74	$78

For the Three Months Ended June 30, 2016
Operating revenue	$—	$—	$—	$—	$—
Loss from discontinued operations before income taxes	—	(3)	—	(3)	(6)
Income tax benefit	—	(1)	—	(1)	(2)
Loss from discontinued operations, net of tax	$—	$(2)	$—	$(2)	$(4)

(in thousands)
For the Six Months Ended June 30, 2017	PI	RMW	ELI	AMPS	Total
Operating revenue	$—	$—	$—	$—	$—
Gain/(loss) from discontinued operations before income taxes	138	—	(253)	4,155	4,040
Income tax expense/(benefit)	53	—	(97)	1,589	1,545
Gain/(loss) from discontinued operations, net of tax	$85	$—	$(156)	$2,566	$2,495

For the Six Months Ended June 30, 2016
Operating revenue	$—	$—	$—	$—	$—
Loss from discontinued operations before income taxes	—	(4)	—	(95)	(99)
Income tax benefit	—	(1)	—	(36)	(37)
Loss from discontinued operations, net of tax	$—	$(3)	$—	$(59)	$(62)

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

The operating results of our PI segment included intercompany revenues of $1.2 million and $1.5 million for the three months ended June 30, 2017 and 2016, respectively, and $2.1 million and $2.7 million for the six months ended June 30, 2017 and 2016, respectively. The segment also included intercompany expenses of $0.7 million and $1.2 million for the three months ended June 30, 2017 and 2016, respectively, and $1.4 million and $2.9 million for the six months ended June 30, 2017 and 2016, respectively.

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

The operating results of our RMW segment included intercompany revenues of $0.7 million and $1.2 million for the three months ended June 30, 2017 and 2016, respectively, and $1.4 million and $2.9 million for the six months ended June 30, 2017 and 2016, respectively. The segment also included intercompany expenses of $1.2 million and $1.5 million for the three months ended June 30, 2017 and 2016, respectively, and $2.1 million and $2.7 million for the six months ended June 30, 2017 and 2016, respectively.

We also separately report on our corporate and eliminations. Corporate consists primarily of corporate personnel and other expenses associated with our corporate functions and facilities, investment gains and losses, equity in earnings of affiliates, net of tax, and interest expense.

It is impracticable to disclose revenues from external clients for each product and service offered.

Selected financial information by reportable segment is as follows:

(in thousands)
For the Three Months Ended June 30, 2017	Operating Revenues	Depreciation and Amortization	Operating Income/(Loss)	Equity in Earnings/(Losses) of Affiliates, Net of Tax	Net Income/(Loss) From Continuing Operations	Capital Expenditures
PI	$251,124	$31,642	$34,532	$(340)	$27,786	$12,524
RMW	224,773	6,095	64,163	—	64,154	4,701
Corporate	—	5,134	(20,302)	60	(50,758)	3,102
Eliminations	(1,919)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$473,978	$42,871	$78,393	$(280)	$41,182	$20,327

For the Three Months Ended June 30, 2016
PI	$276,681	$32,373	$34,027	$504	$33,111	$14,064
RMW	226,240	6,614	66,332	—	66,322	2,793
Corporate	7	4,304	(23,961)	(426)	(59,009)	10,097
Eliminations	(2,724)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$500,204	$43,291	$76,398	$78	$40,424	$26,954

For the Six Months Ended June 30, 2017
PI	$478,543	$64,297	$45,248	$(1,426)	$36,642	$23,695
RMW	438,878	12,103	106,272	—	106,253	7,742
Corporate	(2)	9,943	(40,562)	422	(89,004)	6,002
Eliminations	(3,590)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$913,829	$86,343	$110,958	$(1,004)	$53,891	$37,439

For the Six Months Ended June 30, 2016
PI	$518,121	$60,300	$52,107	$552	$49,796	$25,959
RMW	441,258	14,332	119,263	—	119,243	5,128
Corporate	3	8,303	(36,749)	(563)	(101,075)	14,698
Eliminations	(5,635)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$953,747	$82,935	$134,621	$(11)	$67,964	$45,785

(in thousands)	As of	As of
Assets	June 30, 2017	December 31, 2016
PI	$2,495,243	$2,429,167
RMW	1,314,728	1,328,008
Corporate	5,592,302	5,575,846
Eliminations	(5,425,975)	(5,426,149)
Consolidated (excluding assets of discontinued operations)	$3,976,298	$3,906,872

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

•	the inherent uncertainty and unpredictability of our litigation;

•	compromises in the security or stability of our data and systems, including from cyber-based attacks, the unauthorized transmission of confidential information or systems interruptions;

•	difficult or uncertain conditions in the mortgage and consumer lending industries and the economy generally;

•	our ability to protect proprietary technology rights;

•	our ability to realize the anticipated benefits of certain acquisitions and the timing thereof;

•	risks related to the outsourcing of services and international operations;

•	our cost-containment and growth strategies and our ability to effectively and efficiently implement them;

•	the level of our indebtedness, our ability to service our indebtedness and the restrictions in our various debt agreements;

•	intense competition in the market against third parties and the in-house capabilities of our clients;

•	our ability to attract and retain qualified management;

•	impairments in our goodwill or other intangible assets; and

•	the remaining tax sharing arrangements and other obligations associated with the spin-off of First American Financial Corporation ("FAFC").

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

RESULTS OF OPERATIONS

Overview of Business Environment and Company Developments

Business Environment

The volume of U.S. mortgage loan originations serves as a key market driver for more than half of our business. We believe the volume of real estate and mortgage transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, employment levels and the overall state of the U.S. economy. We believe mortgage originations loan applications decreased by approximately 15% in the second quarter of 2017 relative to the same period in 2016, primarily due to lower mortgage refinance volumes resulting from higher interest rates. We expect full-year 2017 mortgage unit volumes to be approximately 20% lower relative to 2016 levels mostly due to lower expected levels of refinance activity due to the expectation of rising interest rates.

We generate the majority of our revenues from clients with operations in the U.S. residential real estate, mortgage origination and mortgage servicing markets. Approximately 41% and 43% of our operating revenues for the three and six months ended June 30, 2017 and 2016, respectively, were generated from our top ten clients, who consist of the largest U.S. mortgage originators and servicers. Two of our clients accounted for approximately 14% and 10% of our operating revenues for the three months ended June 30, 2017 and 15% and 11% of our operating revenues for the three months ended June 30, 2016. Two of our clients accounted for approximately 13% and 10% of our operating revenues for the six months ended June 30, 2017 and 14% and 12% of our operating revenues for the six months ended June 30, 2016. Both of our PI and RMW segments reported revenue from these two customers.

Acquisition

In June 2017, we purchased a 45.0% interest in Mercury Network, LLC ("Mercury") for $70.0 million. We funded the transaction with cash on hand and available capacity on our Revolving Credit Facility. See Note 1 – Basis of Condensed Consolidated Financial Statements for further discussion. The purchase of the remaining 55% ownership of Mercury is expected to close in the third quarter of 2017, subject to customary closing conditions, and will be funded with available capacity on our Revolving Credit Facility. Mercury is a technology company servicing small and medium-sized mortgage lenders and appraisal management companies to manage their collateral valuation operations.

Productivity and Cost Management

In line with our on-going commitment to operational excellence and margin expansion, we are continuing to target a cost reduction of approximately $30 million in 2017. Savings are expected to be realized through the reduction of operating costs, selling, general and administrative costs, outsourcing certain business process functions, consolidation of facilities and other operational improvements.

Unless otherwise indicated, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q relate solely to the discussion of our continuing operations.

Consolidated Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Operating Revenues

Our consolidated operating revenues were $474.0 million for the three months ended June 30, 2017, a decrease of $26.2 million, or 5.2%, when compared to 2016, and consisted of the following:

(in thousands, except percentages)	2017	2016	$ Change	% Change
PI	$251,124	$276,681	$(25,557)	(9.2)%
RMW	224,773	226,240	(1,467)	(0.6)
Corporate and eliminations	(1,919)	(2,717)	798	(29.4)
Operating revenues	$473,978	$500,204	$(26,226)	(5.2)%

Our PI segment revenues decreased by $25.6 million, or 9.2%, when compared to 2016. Acquisition activity contributed $4.6 million of additional revenues in 2017. Excluding acquisition activity, the decrease of $30.2 million was primarily due to lower valuation solutions revenues of $26.9 million, which included a decline in U.S. mortgage market unit volumes and planned vendor diversification by a significant appraisal management client. Property information and analytics revenues decreased by $3.3 million primarily due to lower mortgage market unit volumes, partially offset by new product contributions, international operations and higher insurance and spatial revenues.

Our RMW segment revenues decreased by $1.5 million, or 0.6%, when compared to 2016. The decrease was primarily due to lower mortgage market unit volumes, partially offset by a mix of new product contributions, market-share gains and improved pricing.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services

Our consolidated cost of services was $249.2 million for the three months ended June 30, 2017, a decrease of $15.6 million, or 5.9%, when compared to 2016. Acquisition activity contributed $2.9 million of additional expense in 2017. Excluding acquisition activity, the decrease of $18.5 million was primarily due to lower operating revenues and product mix.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $103.6 million for the three months ended June 30, 2017, a decrease of $12.2 million, or 10.6%, when compared to 2016. Acquisition activity contributed a decrease of $2.2 million in 2017 primarily due to severance charges incurred during the prior year related to an acquisition that occurred in April 2016. Excluding acquisition activity, the decrease of $10.0 million was primarily due to our on-going operational efficiency programs, which resulted in lower compensation-related expenses of $9.9 million, lower real estate related costs of $1.5 million, lower integration costs of $2.3 million and lower other costs of $1.3 million. The decrease was partially offset by higher external services costs of $5.0 million (including investments in technology, innovation and compliance-related capabilities).

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $42.9 million for the three months ended June 30, 2017, a decrease of $0.4 million, or 1.0%, when compared to 2016. Acquisition activity contributed $0.8 million of additional expense in 2017. Excluding acquisition activity, the decrease of $1.2 million was due to lower depreciation as a result of assets that were fully depreciated in the prior year.

Operating Income

Our consolidated operating income was $78.4 million for the three months ended June 30, 2017, an increase of $2.0 million, or 2.6%, when compared to 2016, and consisted of the following:

(in thousands, except percentages)	2017	2016	$ Change	% Change
PI	$34,532	$34,027	$505	1.5%
RMW	64,163	66,332	(2,169)	(3.3)
Corporate and eliminations	(20,302)	(23,961)	3,659	(15.3)
Operating income	$78,393	$76,398	$1,995	2.6%

Our PI segment operating income increased by $0.5 million, or 1.5%, when compared to 2016. Acquisition activity contributed $3.1 million of lower operating income in 2017. Excluding acquisition activity, operating income decreased by $2.6 million primarily due to lower mortgage market unit volumes and planned vendor diversification by a significant appraisal management client, partially offset by improvements in pricing, international operations and the positive impacts of our ongoing operational efficiency programs. Operating margins increased by 66 basis points primarily as a result of our ongoing operational efficiency programs.

Our RMW segment operating income decreased by $2.2 million, or 3.3%, and operating margins decreased 77 basis points when compared to 2016 primarily due to higher investments in technology, innovation and compliance-related capabilities and lower mortgage market unit volumes, partially offset by market-share gains, improved pricing and the impact of ongoing operational efficiency programs.

Corporate and eliminations had a favorable variance of $3.7 million primarily due to the impact of ongoing operational efficiency programs.

Total Interest Expense, Net

Our consolidated total interest expense, net was $13.9 million for the three months ended June 30, 2017, a decrease of $4.5 million, or 24.5%, when compared to 2016. The decrease was primarily due to lower interest rates, partially offset by a higher average outstanding balance in the current year. The lower interest rates were the result of our refinancing activities in July 2016 in which we amended and restated our senior secured credit facility, dated as of April 21, 2015 (the "Credit Agreement") and redeemed all of our outstanding senior notes due June 2021.

(Loss)/Gain on Investments and Other, Net

Our consolidated loss on investments and other, net was $4.4 million for the three months ended June 30, 2017, an unfavorable variance of $7.1 million when compared to 2016, due primarily to losses recorded on the final settlement of a pension plan and lower realized gains on investments.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations before equity in losses of affiliates and incomes taxes was $18.6 million and $20.3 million for the three months ended June 30, 2017 and 2016, respectively. The effective tax rate was 31.0% and 33.5% for the three months ended June 30, 2017 and 2016, respectively. The decrease in the effective income tax rate was primarily attributable to favorable tax benefits due to nonrecurring favorable adjustments related to prior year foreign deferred taxes, partially offset by a nonrecurring prior year favorable release of reserves for foreign uncertain tax benefits.

Equity in Losses of Affiliates, Net of Tax

Our consolidated equity in losses of affiliates, net of tax, was $0.3 million for the three months ended June 30, 2017, an increase of $0.4 million when compared to 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Operating Revenues

Our consolidated operating revenues were $913.8 million for the six months ended June 30, 2017, a decrease of $39.9 million, or 4.2%, when compared to 2016, and consisted of the following:

(in thousands, except percentages)	2017	2016	$ Change	% Change
PI	$478,543	$518,121	$(39,578)	(7.6)%
RMW	438,878	441,258	(2,380)	(0.5)
Corporate and eliminations	(3,592)	(5,632)	2,040	(36.2)
Operating revenues	$913,829	$953,747	$(39,918)	(4.2)%

Our PI segment revenues decreased by $39.6 million, or 7.6%, when compared to 2016. Acquisition activity contributed $17.8 million of additional revenues in 2017. Excluding acquisition activity, the decrease of $57.4 million was primarily due to lower valuation solutions revenues of $51.8 million, which included a decline in U.S. mortgage market unit volumes and planned vendor diversification by a significant appraisal management client. Property information and analytics revenues decreased by $5.6 million primarily due to lower mortgage market volumes, partially offset by new product contributions, higher revenues from our international operations, and higher insurance and spatial revenues.

Our RMW segment revenues decreased by $2.4 million, or 0.5%, when compared to 2016. The variance was primarily due to lower mortgage market unit volumes and the exit of certain business lines, partially offset by a mix of new product contributions, market-share gains and improved pricing.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services

Our consolidated cost of services was $501.1 million for the six months ended June 30, 2017, a decrease of $9.0 million, or 1.8%, when compared to 2016. Acquisition activity contributed $9.6 million of additional expense in 2017. Excluding acquisition activity, the decrease of $18.6 million was primarily due to lower operating revenues, partially offset by product mix.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $215.4 million for the six months ended June 30, 2017, a decrease of $10.7 million, or 4.7%, when compared to 2016. Acquisition activity contributed $0.9 million of additional expense in 2017. Excluding acquisition activity, the decrease of $11.6 million was primarily due to our on-going operational efficiency programs, which resulted in lower compensation-related expenses of $26.4 million, lower integration costs of $4.8 million and lower other costs of $1.1 million. The decrease was partially offset by higher external services costs of $13.4 million (including investments in technology, innovation and compliance-related capabilities), accelerated stock compensation of $4.2 million from a one-time vesting acceleration in accordance with our Plan, higher severance of $1.6 million and higher real estate consolidation-related costs of $1.5 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $86.3 million for the six months ended June 30, 2017, an increase of $3.4 million, or 4.1%, when compared to 2016. Acquisition activity contributed $6.3 million of additional expense in 2017. Excluding acquisition activity, the decrease of $2.9 million was due to lower depreciation from assets that were fully depreciated in the prior year.

Operating Income

Our consolidated operating income was $111.0 million for the six months ended June 30, 2017, a decrease of $23.7 million, or 17.6%, when compared to 2016, and consisted of the following:

(in thousands, except percentages)	2017	2016	$ Change	% Change
PI	$45,248	$52,107	$(6,859)	(13.2)%
RMW	106,272	119,263	(12,991)	(10.9)
Corporate and eliminations	(40,562)	(36,749)	(3,813)	10.4
Operating income	$110,958	$134,621	$(23,663)	(17.6)%

Our PI segment operating income decreased by $6.9 million, or 13.2%, when compared to 2016. Acquisition activity contributed $1.0 million of lower operating income in 2017. Excluding acquisition activity, operating income decreased by $7.9 million and operating margins decreased 37 basis points primarily due to lower mortgage market unit volumes and planned vendor diversification by a significant appraisal management client, partially offset by improvements in pricing, international operations and the impact of ongoing operational efficiency programs.

Our RMW segment operating income decreased by $13.0 million, or 10.9%, and operating margins decreased 281 basis points when compared to 2016 primarily due to higher investments in technology, innovation and compliance-related capabilities and lower mortgage market unit volumes, partially offset by pricing and market-share gains and the impact of ongoing operational efficiency programs.

Corporate and eliminations had an unfavorable variance of $3.8 million, or 10.4%, primarily due to the acceleration of stock compensation of $4.2 million from a one-time vesting acceleration in accordance with our Plan, partially offset by the result of ongoing operational efficiency programs.

Total Interest Expense, net

Our consolidated total interest expense, net was $27.7 million for the six months ended June 30, 2017, a decrease of $5.0 million, or 15.4%, when compared to 2016. The decrease was primarily due to lower interest rates, partially offset by a higher average outstanding balance in the current year. The lower interest rates were the result of our financing activities in July 2016 in which we amended and restated our Credit Agreement, dated as of April 21, 2015 and redeemed all of our outstanding senior notes due June 2021.

(Loss)/Gain on Investments and Other, Net

Our consolidated loss on investments and other, net was $3.4 million for the six months ended June 30, 2017, an unfavorable variance of $5.6 million when compared to 2016, due primarily to losses recorded on the final settlement of a previously terminated pension plan offset by lower realized gains on investments.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations before equity in losses of affiliates and income taxes was $24.9 million and $36.1 million for the six months ended June 30, 2017 and 2016, respectively. The effective tax rate was 31.2% and 34.7% for the six months ended June 30, 2017 and 2016, respectively. The decrease in the effective tax rate was primarily attributable to favorable tax benefits related to the adoption of the stock-based compensation accounting guidance and a state tax benefit due to the closure of the IRS exam for 2006-2009, partially offset by a nonrecurring prior year favorable release of reserves for foreign uncertain tax benefits.

Equity in (Losses)/Earnings of Affiliates, Net of Tax

Our consolidated equity in losses of affiliates, net of tax, was $1.0 million for the six months ended June 30, 2017, an increase of $1.0 million when compared to 2016.

Gain/(loss) from Discontinued Operations, Net of Tax

Our consolidated gain from discontinued operations, net of tax was $2.5 million for the six months ended June 30, 2017, an increase of $2.6 million when compared to 2016, due primarily to a legal settlement gain in the current year, partially offset by legal costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 2017 totaled $89.4 million, an increase of $17.4 million from December 31, 2016. Our cash balances held outside of the U.S. are primarily related to our international operations and, as of June 30, 2017, totaled $34.3 million. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We plan to maintain significant cash balances outside the U.S. for the foreseeable future.

Restricted cash of $17.4 million as of June 30, 2017 and $17.9 million as of December 31, 2016 represents cash pledged for various letters of credit provided in the ordinary course of business to certain vendors in connection with obtaining insurance and real property leases and escrow accounts due to acquisitions and divestitures.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in operating assets and liabilities. Total cash provided by operating activities was approximately $140.1 million and $173.2 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in cash provided by operating activities was primarily due to unfavorable changes in working capital items and lower cash generated from lower profitability as adjusted for non-cash activities.

Investing Activities. Total cash used in investing activities was approximately $106.6 million and $461.3 million during the six months ended June 30, 2017 and 2016, respectively. The decrease in investing activities was primarily related to net cash paid for acquisitions in the prior year including $394.8 million for FNC and an acquisition that was not significant for $1.9 million. Also in the prior year, we acquired the remaining 40.0% interest in Property IQ Ltd ("PIQ") for $18.0 million. Further, for the six months ended June 30, 2017 and 2016, we had investments in property and equipment of $20.2 million and $27.9 million, respectively, and capitalized data and other intangible assets of $17.2 million and $17.9 million, respectively. Lastly, we acquired a 45.0% interest in Mercury for $70.0 million in June 2017, which included a call option to purchase the remaining interest.

Financing Activities. Total cash used in financing activities was approximately $15.1 million for the six months ended June 30, 2017, which was primarily comprised of share repurchases of $41.0 million, repayment of long-term debt of $35.2 million, stock-based compensation-related transactions of $8.9 million, partially offset by proceeds from long-term debt of $70.0 million. Total cash provided by financing activities was approximately $261.7 million for the six months ended June 30, 2016, which was primarily comprised of proceeds from debt issuance of $390.0 million and net proceeds from stock-based compensation-related transactions of $2.5 million, partially offset by repayment of long-term debt of $101.7 million and share repurchases of $29.1 million.

Financing and Financing Capacity

Total debt outstanding, gross, was $1.7 billion and $1.6 billion as of June 30, 2017 and December 31, 2016, respectively. Our significant debt instruments and borrowing capacity are described below.

Credit Agreement

The Credit Agreement provides for a $1.3 billion term loan facility (the "Term Facility") and a $550.0 million revolving credit facility (the "Revolving Facility"). The Term Facility matures and the Revolving Facility expires in April 2020. For a detailed description of our Credit Agreement, see Note 5 - Long-Term Debt of our condensed consolidated financial statements. As of June 30, 2017, we had borrowing capacity under the Revolving Facility of $178.0 million and were in compliance with the financial and restrictive covenants of the Credit Agreement.

Interest Rate Swaps

We have entered into amortizing interest rate swaps ("Swaps") in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. In June 2017, we entered into Swaps which become effective in March 2018 and terminate in March 2021. The Swaps entered in June 2017 are for an initial notional balance of $275.0 million, with a notional step up of $200.0 million in March 2019, and a fixed interest rate of 1.83%. In August 2016, we entered into Swaps which became effective in September 2016 and terminate in April 2020. The Swaps entered in August 2016 are for an initial notional balance of $500.0 million, with a fixed interest rate of 1.03%, and amortize quarterly by $25.0 million through December 2018, with a step up in the notional balance of $100.0 million in March 2019 and continued quarterly amortization of $25.0 million through April 2020. In May 2014, we entered into Swaps which became effective in December 2014 and terminate in March 2019. The Swaps entered in May 2014 are for an initial notional balance of $500.0 million, with a fixed interest rate of 1.57%, and amortize quarterly by $12.5 million through December 31, 2017 and $25.0 million through December 31, 2018.

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

During the six months ended June 30, 2017, we repurchased approximately 1.0 million shares of our common stock for $41.0 million including commission costs.

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

In July 2017, we launched a marketing effort to amend and extend our existing Credit Agreement in order to increase financial flexibility by expanding capacity and extending tenor We expect to close the new credit facility with terms substantially equivalent to our existing Credit Agreement in August 2017.

Critical Accounting Policies and Estimates

For additional information with respect to our critical accounting policies, which are those that could have the most significant effect on our reported results and require subjective or complex judgments by management, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 1 – Basis for Condensed Consolidated Financial Statement, of our quarterly report on Form 10-Q for the period ended March 31, 2017 and incorporated by reference in response to this item, for updates on our policies over pension, goodwill and other intangible assets and stock-based compensation.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our primary exposure to market risk relates to interest-rate risk associated with certain financial instruments. We monitor our risk associated with fluctuations in interest rates and currently use derivative financial instruments to hedge some of these risks. We have entered into Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. In June 2017, we entered into Swaps which become effective in March 2018 and terminate in March 2021. The Swaps entered in June 2017 are for an initial notional balance of $275.0 million, with a notional step up of $200.0 million in March 2019 and a fixed interest rate of 1.83%. In August 2016, we entered into Swaps which became effective in September 2016 and terminate in April 2020. The Swaps entered in August 2016 are for an initial notional balance of $500.0 million, with a fixed interest rate of 1.03%, and amortize quarterly by $25.0 million through December 2018, with a step-up in the notional balance of $100.0 million in March 2019 and continued quarterly amortization of $25.0 million through April 2020. In May 2014, we entered into Swaps which became effective in December 2014 and terminate in March 2019. The Swaps entered in May 2014 are for an initial notional balance of $500.0 million, with a fixed interest rate of 1.57%, and amortize quarterly by $12.5 million through December 31, 2017 and $25.0 million through December 31, 2018. We entered into the Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. We have designated the Swaps as cash flow hedges.

As of June 30, 2017, we had approximately $1.7 billion in gross long-term debt outstanding, all of which was variable-interest-rate debt. As of June 30, 2017, the remaining notional balance of the Swaps was $800.0 million. A hypothetical 1% increase or decrease in interest rates could result in an approximately $2.1 million change to interest expense on a quarterly basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item  1.  Legal Proceedings.

For a description of our legal proceedings, see Note 10 – Litigation and Regulatory Contingencies and Note 12 - Discontinued Operations of our condensed consolidated financial statements, which is incorporated by reference in response to this item.

Item  1A.  Risk Factors.

A restated description of the risk factors associated with our business is set forth below. This description supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the year quarter ended March 31, 2017. The risks discussed below are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our ten largest clients generated approximately 41% of our operating revenues for the quarter ended June 30, 2017, and two of our largest clients generated approximately 14% and 10% of our revenue in the second quarter of 2017. We expect that a limited number of our clients will continue to represent a significant portion of our revenues for the foreseeable future, and that our concentration of revenue with one or more clients may continue to be significant or increase. These clients face continued pressure in the current economic and regulatory climate. Many of our relationships with these clients are long-standing and are important to our future operating results, but there is no guarantee that we will be able to retain or renew existing agreements or maintain our relationships on acceptable terms or at all. In addition, in response to increased regulatory oversight, clients in the mortgage lending industry may have internal policies that require them to use multiple vendors or service providers, thereby causing a diversification of revenue among many vendors. Deterioration in or termination of any of these relationships, including through vendor diversification policies or merger or consolidation among our clients, could significantly reduce our revenue and could adversely affect our business, financial condition and results of operations. In addition, certain of our businesses have higher client concentration than our company as a whole. As a result, these businesses may be disproportionately affected by declining revenue from, or loss of, a significant client.

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

As of June 30, 2017, our total debt was approximately $1.7 billion, and we had unused commitments of approximately $178.0 million under our Revolving Facility. In July 2016, we completed $525.0 million of incremental term loan borrowings through an amendment to our Credit Agreement. A portion of the proceeds of the new borrowings were used to complete the redemption of all outstanding balances under our outstanding senior notes due June 2021 plus accrued and unpaid interest for approximately $411.0 million. The remaining portion of the proceeds were utilized to reduce our outstanding balance within the Revolving Facility.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2017, we did not issue any unregistered shares of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 27, 2016, the Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $500.0 million. The new share repurchase authorization replaces the unused portion of our previous share repurchase authorization, which was announced in July 2015. As of June 30, 2017, we had $377.0 million in value of shares remaining that could be purchased in the future under the current authorization. The stock repurchase authorization has no expiration date and repurchases may be made in the open market, in privately negotiated transactions or under a Rule 10b5-1 plan.

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

The following table summarizes our share repurchase activity during the quarter ended June 30, 2017. All of our share repurchases were made pursuant to our existing share repurchase authorization.

Issuer Purchases of Equity Securities
		(a)	(b)
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 to April 30, 2017	25,000	$42.72	25,000	$397,048,983
May 1 to May 31, 2017	299,666	$41.85	299,666	$384,507,961
June 1 to June 30, 2017	175,335	$42.79	175,335	$377,007,595
Total	500,001	$42.22	500,001

(1) Calculated inclusive of commissions.

Item 3.  Defaults upon Senior Securities. None.

Item 4.  Mine Safety Disclosures. Not applicable.

Item  5.  Other Information. None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Frank Martell
Frank Martell
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ James L. Balas
James L. Balas
Chief Financial Officer
(Principal Financial Officer)

By: /s/ John K. Stumpf
John K. Stumpf
Controller
(Principal Accounting Officer)
Date:	July 26, 2017

EXHIBIT INDEX

Exhibit Number	Description
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

10.1
Assignment and Amendment No. 2 to the Master Professional Services Agreement entered into effective as of May 12, 2017 between CoreLogic Real Estate Solutions, LLC and Cognizant Technology Solutions U.S. Corporation and Cognizant Worldwide Limited✓

10.2
Employment Agreement, effective as of March 6, 2017, between CoreLogic, Inc. and Frank Martell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 19, 2017)*

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