Form 10-Q
period 2017-09-30
CORELOGIC, INC.
filed 2017-10-26
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

On October 23, 2017 there were 82,373,826 shares of common stock outstanding.

CoreLogic, Inc.

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.
CoreLogic, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except par value)	September 30,	December 31,
Assets	2017	2016
Current assets:
Cash and cash equivalents	$149,411	$72,031
Accounts receivable (less allowance for doubtful accounts of $10,149 and $8,857 as of September 30, 2017 and December 31, 2016, respectively)	278,485	269,229
Prepaid expenses and other current assets	45,802	43,060
Income tax receivable	7,039	6,905
Assets of discontinued operations	744	662
Total current assets	481,481	391,887
Property and equipment, net	453,876	449,199
Goodwill, net	2,244,183	2,107,255
Other intangible assets, net	491,072	478,913
Capitalized data and database costs, net	329,566	327,921
Investment in affiliates, net	37,425	40,809
Deferred income tax assets, long-term	1,341	1,516
Restricted cash	13,532	17,943
Other assets	87,412	92,091
Total assets	$4,139,888	$3,907,534
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$161,004	$168,284
Accrued salaries and benefits	82,700	107,234
Deferred revenue, current	297,128	284,622
Current portion of long-term debt	92,454	105,158
Liabilities of discontinued operations	2,014	3,123
Total current liabilities	635,300	668,421
Long-term debt, net of current	1,704,849	1,496,889
Deferred revenue, net of current	500,994	487,134
Deferred income tax liabilities, long term	130,114	120,063
Other liabilities	162,494	132,043
Total liabilities	3,133,751	2,904,550

Stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 82,374 and 84,368 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	290,251	400,452
Retained earnings	812,402	724,949
Accumulated other comprehensive loss	(96,517)	(122,418)
Total stockholders' equity	1,006,137	1,002,984
Total liabilities and equity	$4,139,888	$3,907,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Operating revenues	$483,131	$523,896	$1,396,960	$1,477,644
Cost of services (excluding depreciation and amortization shown below)	244,186	275,469	745,314	785,578
Selling, general and administrative expenses	131,323	118,208	346,723	344,288
Depreciation and amortization	45,326	44,498	131,668	127,433
Total operating expenses	420,835	438,175	1,223,705	1,257,299
Operating income	62,296	85,721	173,255	220,345
Interest expense:
Interest income	393	736	1,323	1,921
Interest expense	16,686	15,084	45,352	49,039
Total interest expense, net	(16,293)	(14,348)	(44,029)	(47,118)
Loss on extinguishment of debt and other, net	(3,095)	(20,056)	(6,513)	(17,873)
Income from continuing operations before equity in (losses)/earnings of affiliates and income taxes	42,908	51,317	122,713	155,354
Provision for income taxes	11,851	15,922	36,759	51,984
Income from continuing operations before equity in (losses)/earnings of affiliates	31,057	35,395	85,954	103,370
Equity in (losses)/earnings of affiliates, net of tax	(229)	607	(1,232)	595
Net income from continuing operations	30,828	36,002	84,722	103,965
(Loss)/gain from discontinued operations, net of tax	(74)	(936)	2,421	(998)
Gain from sale of discontinued operations, net of tax	—	—	310	—
Net income	$30,754	$35,066	$87,453	$102,967
Basic income per share:
Net income from continuing operations	$0.37	$0.41	$1.01	$1.18
(Loss)/gain from discontinued operations, net of tax	—	(0.01)	0.03	(0.01)
Gain from sale of discontinued operations, net of tax	—	—	—	—
Net income	$0.37	$0.40	$1.04	$1.17
Diluted income per share:
Net income from continuing operations	$0.36	$0.40	$0.99	$1.16
(Loss)/gain from discontinued operations, net of tax	—	(0.01)	0.03	(0.01)
Gain from sale of discontinued operations, net of tax	—	—	—	—
Net income	$0.36	$0.39	$1.02	$1.15
Weighted-average common shares outstanding:
Basic	83,362	87,584	84,114	88,141
Diluted	85,090	89,188	85,840	89,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Net income	$30,754	$35,066	$87,453	$102,967
Other comprehensive income/(loss)
Market value adjustments to marketable securities, net of tax	—	(463)	—	(550)
Market value adjustments on interest rate swaps, net of tax	41	365	1,621	(2,673)
Foreign currency translation adjustments	6,078	5,922	22,761	11,232
Supplemental benefit plans adjustments, net of tax	(106)	(107)	1,519	(320)
Total other comprehensive income	6,013	5,717	25,901	7,689
Comprehensive income	$36,767	$40,783	$113,354	$110,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$87,453	$102,967
Less: Income/(loss) from discontinued operations, net of tax	2,421	(998)
Less: Gain from sale of discontinued operations, net of tax	310	—
Net income from continuing operations	84,722	103,965
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	131,668	127,433
Amortization of debt issuance costs	4,263	4,333
Provision for bad debt and claim losses	12,268	11,064
Share-based compensation	29,558	29,859
Excess tax benefit related to stock options	—	(2,352)
Equity in losses/(earnings) of affiliates, net of taxes	1,232	(595)
Gain on sale of property and equipment	(227)	(21)
Deferred income tax	(7,038)	10,283
Loss on extinguishment of debt and other, net	6,513	17,873
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,655)	(36,737)
Prepaid expenses and other current assets	2,414	(8,671)
Accounts payable and accrued expenses	(40,681)	(3,393)
Deferred revenue	26,037	35,814
Income taxes	644	32,981
Dividends received from investments in affiliates	1,198	8,773
Other assets and other liabilities	21,765	(13,335)
Net cash provided by operating activities - continuing operations	268,681	317,274
Net cash provided by/(used in) operating activities - discontinued operations	3,660	(468)
Total cash provided by operating activities	$272,341	$316,806
Cash flows from investing activities:
Purchase of subsidiary shares from noncontrolling interests	$—	$(18,023)
Purchases of property and equipment	(28,534)	(35,156)
Purchases of capitalized data and other intangible assets	(25,744)	(27,212)
Cash paid for acquisitions, net of cash acquired	(189,442)	(396,816)
Purchases of investments	—	(3,366)
Proceeds from sale of property and equipment	316	21
Proceeds from sale of investments	—	2,451
Change in restricted cash	5,481	1,990
Net cash used in investing activities - continuing operations	(237,923)	(476,111)
Net cash used in investing activities - discontinued operations	—	—
Total cash used in investing activities	$(237,923)	$(476,111)
Cash flows from financing activities:
Proceeds from long-term debt	$1,995,000	$915,000
Debt issuance costs	(14,294)	(6,314)
Repayment of long-term debt	(1,796,661)	(647,286)
Debt extinguishment premium	—	(14,246)
Proceeds from issuance of shares in connection with share-based compensation	6,330	13,119
Payment of tax withholdings related to net share settlements	(13,629)	(9,544)
Shares repurchased and retired	(132,460)	(112,961)
Excess tax benefit related to stock options	—	2,352
Net cash provided by financing activities - continuing operations	44,286	140,120
Net cash provided by financing activities - discontinued operations	—	—
Total cash provided by financing activities	$44,286	$140,120
Effect of exchange rate on cash and cash equivalents	(1,324)	(890)
Net change in cash and cash equivalents	77,380	(20,075)
Cash and cash equivalents at beginning of period	72,031	99,090
Less: Change in cash and cash equivalents - discontinued operations	3,660	(468)
Plus: Cash swept from/(to) discontinued operations	3,660	(468)
Cash and cash equivalents at end of period	$149,411	$79,015

Supplemental disclosures of cash flow information:
Cash paid for interest	$37,283	$45,075
Cash paid for income taxes	$45,702	$12,633
Cash refunds from income taxes	$524	$489
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$6,281	$4,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Stockholder's Equity
(Unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2016	84,368	$1	$400,452	$724,949	$(122,418)	$1,002,984
Net income	—	—	—	87,453	—	87,453
Shares issued in connection with share-based compensation	1,006	—	6,330	—	—	6,330
Payment of tax withholdings related to net share settlements	—	—	(13,629)	—	—	(13,629)
Share-based compensation	—	—	29,558	—	—	29,558
Shares repurchased and retired	(3,000)	—	(132,460)	—	—	(132,460)
Other comprehensive income	—	—	—	—	25,901	25,901
Balance as of September 30, 2017	82,374	$1	$290,251	$812,402	$(96,517)	$1,006,137

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

Client Concentration

We generate the majority of our revenues from clients with operations in the U.S. residential real estate, mortgage origination and mortgage servicing markets. Approximately 37% and 41% of our operating revenues for the three months ended September 30, 2017 and 2016, respectively, and 39% and 42% for the nine months ended September 30, 2017 and 2016, respectively, were generated from our top ten clients, who consist of the largest U.S. mortgage originators and servicers. One of our clients accounted for approximately 11% of our operating revenues for the three months ended September 30, 2017, and two of our customers accounted for approximately 15% and 11% of our operating revenues for the three months ended September 30, 2016. Two of our clients accounted for approximately 12% and 10% of our operating revenues for the nine months ended September 30, 2017 and 15% and 12% of our operating revenues for the nine months ended September 30, 2016.

Out-of-Period Correction

During the second quarter of 2017, we identified a balance sheet misclassification related to certain liability balances, which overstated our accounts payable and accrued expenses and understated other liabilities by approximately $32.0 million as of December 31, 2016. We corrected the balance sheet misclassification error on a prospective basis during the second quarter of 2017 as we determined the misclassification error was not material to the current financial condition or for the prior annual or interim periods.

During 2017, we identified errors which had previously overstated our provision for income taxes by $4.3 million reflected within net income from continuing operations for the year ended December 31, 2015. As a result, we recorded out-of-period adjustments of $1.3 million and $3.0 million in the three months ended June 30, 2017 and September 30, 2017, respectively, lowering our provision for incomes taxes in both periods. We assessed the materiality of the aggregated errors and concluded that the errors were not material to the results of operations or financial condition for the current or prior annual and interim periods, and the corrections are not expected to be material to the full year results for fiscal year 2017.

Comprehensive Income

Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners. Specifically, foreign currency translation adjustments, amounts related to supplemental benefit plans, unrealized gains and losses on interest rate swap transactions and unrealized gains and losses on investment are recorded in other comprehensive income/(loss). The following table shows the components of accumulated other comprehensive loss, net of taxes as of September 30, 2017 and December 31, 2016:

	2017	2016
Cumulative foreign currency translation	$(95,310)	$(118,071)
Cumulative supplemental benefit plans	(4,748)	(6,267)
Net unrecognized gains on interest rate swaps	3,541	1,920
Accumulated other comprehensive loss	$(96,517)	$(122,418)

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

We recorded equity in losses of affiliates, net of tax of $0.2 million and equity in earnings of affiliates, net of tax of $0.6 million for the three months ended September 30, 2017 and 2016, respectively, and equity in losses of affiliates, net of tax of $1.2 million and equity in earnings of affiliates, net of tax of $0.6 million for the nine months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017 and 2016, we recorded $2.8 million and $2.5 million, respectively, of operating revenues and $3.2 million and $2.9 million, respectively, of operating expenses related to our investment in affiliates. For the nine months ended September 30, 2017 and 2016, we recorded $6.9 million and $7.7 million, respectively, of operating revenues and $8.9 million and $8.4 million, respectively, of operating expenses related to our investment in affiliates.

In June 2017, we acquired a 45.0% interest in Mercury Network, LLC ("Mercury") for $70.0 million, which included a call option to purchase the remaining 55.0% interest within the next nine-month period. We fair-valued the call option using the Black-Scholes model at $4.6 million. In August 2017, we purchased the remaining 55.0% ownership of Mercury for an additional $83.0 million and wrote-off our related call option, which resulted in a net loss of $1.9 million within loss on extinguishment of debt and other, net, in the accompanying consolidated statement of operations for the three months ended September 30, 2017. See Note 8 - Fair Value of Financial Instruments for further discussion. Prior to our acquisition of the controlling interest, we accounted for the investment in Mercury using the equity method. As of August 2017 we completed the acquisition, see Note 11 - Acquisitions for further discussion.

Tax Escrow Disbursement Arrangements

We administer tax escrow disbursements as a service to our clients in connection with our property tax processing solutions. These deposits are maintained in segregated accounts for the benefit of our clients. Tax escrow deposits totaled $1.3 billion as of September 30, 2017 and $619.4 million as of December 31, 2016. Because these deposits are held on behalf of our clients, they are not our funds and, therefore, are not included in the accompanying condensed consolidated balance sheets.

These deposits generally remain in the accounts for a period of two to five business days. We earn interest income or earnings credits from these deposits and bear the cost of bank-related fees.

Under our contracts with our clients, if we make a payment in error or fail to pay a taxing authority when a payment is due, we could be held liable to our clients for all or part of the financial loss they suffer as a result of our act or omission. We maintained claim reserves relating to incorrect disposition of assets of $21.2 million and $22.2 million as of September 30, 2017 and December 31, 2016, respectively, which is reflected in our accompanying condensed consolidated balance sheets as a component of other liabilities.

Pension Plan Buyout

We have historically offered a variety of employee benefit plans, including a defined benefit pension plan incorporated with the acquisition of RELS (the "RELS Pension Plan"). The RELS Pension Plan offered participants lump sum and annuity payment options based on a number of factors. In October 2016, RELS voted to terminate the RELS Pension Plan effective October 31, 2016.

In June 2017, we made a contribution of $13.5 million to settle the defined benefit pension plan incorporated with the acquisition of RELS. We recorded a loss of $6.1 million within loss on extinguishment of debt and other, net in our condensed consolidated statement of operations and cleared the corresponding RELS Pension Plan liability of $9.2 million and corresponding accumulated other comprehensive loss of $1.8 million within our condensed consolidated balance sheets and condensed consolidated statements of comprehensive income.

Recent Accounting Pronouncements

In August 2017, Financial Accounting Standards Board (“FASB”) issued guidance to amend and improve the accounting for hedging activities. The amendment eliminates the requirement to separately measure and report hedge ineffectiveness. An initial quantitative assessment to establish that the hedge is highly effective is still required but the amendment allows until the end of the first quarter it is designated to perform to prepare the assessment. After initial qualification, a qualitative assessment can be performed if the hedge is highly effective and the documentation at inception can reasonably support an expectation of high effectiveness throughout the hedge’s term. The amendment requires companies to present all hedged accounting elements that affect earnings in the same income statement line as the hedged item. For highly effective cash flow hedges, fair value changes will be recorded in other comprehensive income and reclassed to earnings when the hedged item impacts earnings. The guidance is effective prospectively in fiscal years beginning after December 15, 2018. Early adoption is permitted but we do not anticipate to elect early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued updated guidance on revenue recognition in order to i) remove inconsistencies in revenue requirements, ii) provide a better framework for addressing revenue issues, iii) improve comparability across entities, industries, jurisdictions, and capital markets, iv) provide more useful information through improved disclosures, and v) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. Under the amendment, an entity should recognize revenue to depict the transfer of promised goods or services to clients in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting treatment for the incremental costs of obtaining a contract, which would not have been incurred had the contract not been obtained. Further, an entity is required to disclose sufficient information to enable the user of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows from contracts with clients. The updated guidance provides two methods of adoption: i) retrospective application to each prior reporting period presented, or ii) recognition of the cumulative effect from the retrospective application at the date of initial application. We elected the modified retrospective approach. As updated by FASB in August 2015, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier adoption was permitted for annual reporting periods beginning after December 15, 2016 but we did not elect early adoption. Accordingly, we will adopt the new standard as of January 1, 2018.

In adopting the updated guidance, we are implementing changes to our accounting policies, business and contract-management processes. We anticipate that our notes to the consolidated financial statements related to revenue recognition will be expanded and the most substantial change to our consolidated financial statements will be a net increase to total deferred revenue of approximately 5%, primarily within our Risk Management and Work Flow (“RMW”) reporting segment, in the initial year of adoption.

The expected increase to deferred revenue is principally driven by a change in the accounting for contracts with future discounts that give rise to material rights. Under the current standard, these future discounts are recognized at a point-in-time whereas, under the updated guidance, a portion of the consideration is allocated to material rights and recognized when the future goods or services are transferred. The cumulative impact of all changes to stockholders’ equity is expected to be a net reduction of approximately 5% upon implementation. Further, the updated guidance is not expected to materially impact our revenues and results of operations in the upcoming fiscal years and interim periods. However, we are still in the process of updating our systems and financial controls and continue to review the presentation of our consolidated financial statements and related disclosures required by the updated guidance.

Note 2 - Property, Equipment and Software Net

Property and equipment, net as of September 30, 2017 and December 31, 2016 consists of the following:

(in thousands)	2017	2016
Land	$7,476	$7,476
Buildings	6,487	6,293
Furniture and equipment	64,843	61,582
Capitalized software	917,825	866,398
Leasehold improvements	41,031	29,420
Construction in progress	1,461	20,613
	1,039,123	991,782
Less accumulated depreciation	(585,247)	(542,583)
Property and equipment, net	$453,876	$449,199

Depreciation expense for property and equipment was approximately $21.4 million and $21.1 million for the three months ended September 30, 2017 and 2016, respectively, and $62.1 million and $61.7 million for the nine months ended September 30, 2017 and 2016, respectively.

Note 3 – Goodwill, Net

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by operating segment and reporting unit, for the nine months ended September 30, 2017, is as follows:

(in thousands)	PI	RMW	Consolidated
Balance as of January 1, 2017
Goodwill	$1,189,388	$925,392	$2,114,780
Accumulated impairment losses	(600)	(6,925)	(7,525)
Goodwill, net	1,188,788	918,467	2,107,255
Acquisitions	122,178	—	122,178
Translation adjustments	14,750	—	14,750
Balance as of September 30, 2017
Goodwill, net	$1,325,716	$918,467	$2,244,183

For the nine months ended September 30, 2017, we recorded an adjustment of $5.4 million to goodwill within our Property Intelligence ("PI") reporting unit related to the finalization of our FNC, Inc. ("FNC") acquisition purchase price allocation. Further, in August 2017, we completed the acquisitions of Mercury, Myriad Development, Inc. ("Myriad") and Clareity Ventures, Inc. ("Clareity"). We recorded goodwill of $127.9 million, related to the aforementioned acquisitions, within our PI reporting unit. See Note 11 - Acquisitions for additional information. Finally, we recorded goodwill of $0.2 million within our PI reporting unit related to an acquisition that was not significant.

Note 4 – Other Intangible Assets, Net

Other intangible assets, net consist of the following:

	September 30, 2017			December 31, 2016
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Client lists	$690,900	$(292,222)	$398,678	$637,053	$(257,787)	$379,266
Non-compete agreements	28,119	(14,434)	13,685	28,106	(11,136)	16,970
Trade names and licenses	125,136	(46,427)	78,709	121,086	(38,409)	82,677
	$844,155	$(353,083)	$491,072	$786,245	$(307,332)	$478,913

Amortization expense for other intangible assets, net was $14.9 million and $13.9 million for the three months ended September 30, 2017 and 2016, respectively, and $42.9 million and $38.8 million for the nine months ended September 30, 2017 and 2016, respectively.

Estimated amortization expense for other intangible assets, net is as follows:

(in thousands)
Remainder of 2017	$18,157
2018	60,457
2019	56,250
2020	55,953
2021	52,346
Thereafter	247,909
$491,072

Note 5 – Long-Term Debt

Our long-term debt consists of the following:

	September 30, 2017			December 31, 2016
(in thousands)	Gross	Debt Issuance Costs	Net	Gross	Debt Issuance Costs	Net
Bank debt:
Term loan facility borrowings due August 2022, weighted-average interest rate of 3.24% as of September 30, 2017	$1,800,000	$(18,039)	$1,781,961	$—	$—	$—
Revolving line of credit borrowings due August 2022	—	(7,036)	$(7,036)	—	—	$—
Term loan facility borrowings due April 2020, weighted-average interest rate of 2.31% as of December 31, 2016, extinguished August 2017	—	—	—	1,298,125	(12,419)	1,285,706
Revolving line of credit borrowings due April 2020, weighted-average interest rate of 2.31% as of December 31, 2016, extinguished August 2017	—	—	—	302,000	(4,761)	297,239
Notes:
7.55% senior debentures due April 2028	14,645	(49)	14,596	14,645	(52)	14,593
Other debt:
Various debt instruments with maturities through 2020	7,782	—	7,782	4,509	—	4,509
Total long-term debt	1,822,427	(25,124)	1,797,303	1,619,279	(17,232)	1,602,047
Less current portion of long-term debt	92,454	—	92,454	105,158	—	105,158
Long-term debt, net of current portion	$1,729,973	$(25,124)	$1,704,849	$1,514,121	$(17,232)	$1,496,889

As of September 30, 2017 and December 31, 2016, we have recorded $1.0 million and $0.8 million of accrued interest expense, respectively, on our debt-related instruments.

Credit Agreement

In August 2017, we amended and restated our credit agreement (the “Credit Agreement”) with Bank of America, N.A. as the administrative agent, and other financial institutions. The Credit Agreement provides for a $1.8 billion five-year term A loan facility (the “Term Facility”), and a $700.0 million five-year revolving credit facility ("Revolving Facility"). The Term

Facility matures and the Revolving Facility expires in August 2022. The Revolving facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and/or Revolving Facility by up to $100.0 million in the aggregate; however the lenders are not obligated to do so.

The loans under the Credit Agreement will bear interest, at the election of the Company, at (i) the Alternate Base Rate (defined as the greatest of (a) Bank of America's “prime rate”, (b) the Federal Funds effective rate plus 0.50% and (c) the reserve adjusted London interbank offering rate for a one month Eurocurrency borrowing plus 1.00%) plus the Applicable Rate (as defined in the Credit Agreement) or (ii) the London interbank offering rate for Eurocurrency borrowings, adjusted for statutory reserves (the “Adjusted Eurocurrency Rate”) plus the Applicable Rate. The initial Applicable Rate for Alternate Base Rate borrowings is 1.00% and for Adjusted Eurocurrency Rate borrowings is 2.00%. After December 31, 2017, the Applicable Rate will vary depending upon the Company's leverage ratio. The minimum Applicable Rate for Alternate Base Rate borrowings will be 0.25% and the maximum will be 1.00%. The minimum Applicable Rate for Adjusted Eurocurrency Rate borrowings will be 1.25% and the maximum will be 2.00%. The Credit Agreement also requires the Company to pay a commitment fee for the unused portion of the Revolving Facility, which will be a minimum of 0.25% and a maximum of 0.40%, depending on the Company's leverage ratio.

The Credit Agreement provides that loans under the Term Facility shall be repaid in equal quarterly installments, commencing on the last day of the next full fiscal quarter and continuing on each three-month anniversary thereafter. The loans under the Term Facility shall be repaid in an amount equal to $22.5 million for the first eight quarterly payments and in an amount equal to $45.0 million for each quarterly payment thereafter. The outstanding balance of the term loans will be due in August 2022.

The Credit Agreement contains the following financial maintenance covenants: (i) a maximum total leverage ratio not to exceed 4.50:1.00; (stepped down to 4.25:1.00 starting with the fiscal quarter ending on September 30, 2018, with a further step down to 4.00:1.00 starting with the fiscal quarter ending on September 30, 2019, with an additional step down to 3.75:1.00 starting with the fiscal quarter ending on September 30, 2020, and a final step down to 3.50 to 1.00 starting with the fiscal quarter ending on September 30, 2021) and (ii) a minimum interest coverage ratio of at least 3.50:1.00.

At September 30, 2017, we had borrowing capacity of $700.0 million under the Revolving Facility and we were in compliance with all of our covenants under the Credit Agreement.

Debt Issuance Costs

In connection with the amendment and restatement of the Credit Agreement, we incurred approximately $14.3 million of debt issuance costs of which $0.3 million were expensed in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2017. We capitalized the remaining $14.0 million of debt issuance costs within long-term debt, net in the accompanying condensed consolidated balance sheets, and will amortize these costs over the term of the Credit Agreement. When we amended and restated the Credit Agreement, we had unamortized costs of $13.8 million, of which we wrote-off $1.8 million for the year ended September 30, 2017 and the remaining $12.0 million will amortize over the term of the Credit Agreement.

For the nine months ended September 30, 2016, we recorded $6.3 million of debt issuance costs of which $0.3 million were expensed in the accompanying condensed consolidated statements of operations. We capitalized the remaining $6.0 million of debt issuance costs within long-term debt, net in the accompanying condensed consolidated balance sheets. Further, we wrote-off $10.2 million of unamortized debt issuance costs during the nine months ended September 30, 2016.

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

We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges is recorded in other assets and/or other liabilities in the accompanying condensed consolidated balance sheets. The estimated fair value of these cash flow hedges resulted in an asset of $6.0 million and a liability of $0.2 million as of September 30, 2017. We recorded an asset of $5.4 million and a liability of $2.3 million as of December 31, 2016.

Unrealized gains of less than $0.1 million (net of less than $0.1 million in deferred taxes) and unrealized gains of $0.4 million (net of $0.2 million in deferred taxes) for the three months ended September 30, 2017 and 2016, respectively, and unrealized gains of $1.6 million (net of $1.0 million in deferred taxes) and unrealized losses of $2.7 million (net of $1.7 million in deferred taxes) for the nine months ended September 30, 2017 and 2016, respectively, were recognized in other comprehensive income/(loss) related to the Swaps.

Note 6 – Income Taxes

The effective income tax rate for income taxes as a percentage of income from continuing operations before equity in losses of affiliates and income taxes was 27.6% and 31.0% for the three months ended September 30, 2017 and 2016, respectively, and 30.0% and 33.5% for the nine months ended September 30, 2017 and 2016, respectively.

For the three months ended September 30, 2017, when compared to 2016, the decrease in the effective income tax rate was primarily attributable to a favorable domestic out-of-period adjustment recorded in the third quarter of 2017 and favorable discrete items, partially offset by unfavorable foreign rate differentials, due to foreign exchange gain and losses in jurisdictions with tax rates lower than the U.S., and a nonrecurring prior year favorable adjustment related to contingent consideration recorded in connection with an acquisition.

For the nine months ended September 30, 2017 when compared to 2016, the decrease in the effective tax rate was primarily attributable to a favorable domestic out-of-period adjustment recorded in the third quarter of 2017 and favorable discrete items and favorable tax benefits related to the adoption of stock-based compensation accounting guidance, partially offset by unfavorable foreign rate differentials, due to foreign exchange gain and losses in jurisdictions with tax rates lower than the U.S., and a nonrecurring prior year favorable release of reserves for foreign uncertain tax benefits.

Income taxes included in equity in losses of affiliates were a benefit of $0.1 million and expense of $0.5 million for the three months ended September 30, 2017 and 2016, respectively, and a benefit of $0.8 million and expense of $0.9 million for the nine months ended September 30, 2017 and 2016, respectively. For the purpose of segment reporting, these amounts are included in corporate and therefore not reflected in our reportable segments.

We are currently under examination for the years 2006-2011, by the US, our primary taxing jurisdiction, and various other state taxing authorities. It is reasonably possible the amount of the unrecognized benefits with respect to unrecognized tax positions could change within the next twelve months. The portion of uncertain tax benefits that are not subject to the First American Financial Corporation (“FAFC”) indemnification could significantly increase or decrease and have an impact on net income. The FAFC indemnification could change by up to $14.0 million due to statutory requirements and would have no impact on net income.

Note 7 – Earnings Per Share

The following is a reconciliation of net income per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(in thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income from continuing operations	$30,828	$36,002	$84,722	$103,965
(Loss)/gain from discontinued operations, net of tax	(74)	(936)	2,421	(998)
Gain from sale of discontinued operations, net of tax	—	—	310	—
Net income attributable to CoreLogic	$30,754	$35,066	$87,453	$102,967
Denominator:
Weighted-average shares for basic income per share	83,362	87,584	84,114	88,141
Dilutive effect of stock options and restricted stock units	1,728	1,604	1,726	1,560
Weighted-average shares for diluted income per share	85,090	89,188	85,840	89,701
Income per share
Basic:
Net income from continuing operations	$0.37	$0.41	$1.01	$1.18
(Loss)/gain from discontinued operations, net of tax	—	(0.01)	0.03	(0.01)
Gain from sale of discontinued operations, net of tax	—	—	—	—
Net income attributable to CoreLogic	$0.37	$0.40	$1.04	$1.17
Diluted:
Net income from continuing operations	$0.36	$0.40	$0.99	$1.16
(Loss)/gain from discontinued operations, net of tax	—	(0.01)	0.03	(0.01)
Gain from sale of discontinued operations, net of tax	—	—	—	—
Net income attributable to CoreLogic	$0.36	$0.39	$1.02	$1.15

The dilutive effect of stock-based compensation awards has been calculated using the treasury-stock method. For the three months ended September 30, 2017 an aggregate of less than 0.1 million restricted stock units ("RSUs") were excluded from the weighted-average diluted common shares outstanding due to their anti-dilutive effect. There were no anti-dilutive common shares for the three months ended September 30, 2016. For the nine months ended September 30, 2017 and 2016, an aggregate of less than 0.1 million RSUs and an aggregate of less than 0.1 million stock options, respectively, were excluded from the weighted-average diluted common shares outstanding due to their anti-dilutive effect.

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

Contingent consideration

The fair value of the contingent consideration was estimated using the Monte-Carlo simulation model, which relies on significant assumption and estimates including discount rates and future market conditions, among others.

Long-term debt

The fair value of debt was estimated based on the current rates available to us for similar debt of the same remaining maturities and consideration of our default and credit risk.

Swaps

The fair value of the interest rate swap agreements were estimated based on market-value quotes received from the counterparties to the agreements.

The fair values of our financial instruments as of September 30, 2017 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$149,411	$—	$—	$149,411
Restricted cash	—	13,532	—	13,532
Total Financial Assets	$149,411	$13,532	$—	$162,943

Financial Liabilities:
Contingent consideration	$—	$—	$1,800	$1,800
Total debt	—	1,825,984	—	1,825,984
Total Financial Liabilities	$—	$1,825,984	$1,800	$1,827,784

Swaps:
Asset for swap	$—	$5,951	$—	$5,951
Liability for swap	$—	$217	$—	$217

The fair values of our financial instruments as of December 31, 2016 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$72,031	$—	$—	$72,031
Restricted cash	—	17,943	—	17,943
Total Financial Assets	$72,031	$17,943	$—	$89,974

Financial Liabilities:
Total debt	$—	$1,622,811	$—	$1,622,811

Swaps:
Asset for swap	$—	$5,392	$—	$5,392
Liability for swap	$—	$2,283	$—	$2,283

There were no transfers between Level 1, Level 2 or Level 3 securities during the three and nine months ended September 30, 2017. In connection with our call option related to the Mercury acquisition, we recorded a loss of $4.6 million in our condensed consolidated statement of operations for both the three and nine months ended September 30, 2017. See Note 11 - Acquisitions for further discussion.

In connection with our acquisition of Myriad in August 2017, we entered into a contingent consideration agreement of up to $3.0 million to be paid in cash in 2019 upon the achievement of certain revenue targets in fiscal years 2017 and 2018. See Note 11 - Acquisition for further discussion. We fair valued the contingent payment using the Monte-Carlo simulation model and initially recorded $1.8 million as contingent consideration. The contingent payment is fair-valued quarterly and changes are recorded within loss on extinguishment of debt and other, net in our condensed consolidated statement of operations.

Note 9 – Stock-Based Compensation

We currently issue equity awards under the Amended and Restated CoreLogic, Inc. 2011 Performance Incentive Plan, which was initially approved by our stockholders at our Annual Meeting held on May 19, 2011 with an amendment and restatement approved by our stockholders at our Annual Meeting held on July 29, 2014, and a subsequent technical amendment by the Board in December 2016 (the “Plan”). The Plan includes the ability to grant RSUs, performance-based restricted stock units ("PBRSUs") and stock options. Prior to the approval of the Plan, we issued share-based awards under the CoreLogic, Inc. 2006 Incentive Plan. The Plan provides for up to 21,909,000 shares of the Company's common stock to be available for award grants.

We primarily utilize RSUs and PBRSUs as our share-based compensation instruments for employees and directors. The fair value of any share-based compensation instrument grant is based on the market value of our shares on the date of grant and is recognized as compensation expense over its vesting period.

Restricted Stock Units

For the nine months ended September 30, 2017 and 2016, we awarded 671,568 and 967,826 RSUs, respectively, with an estimated grant-date fair value of $26.9 million and $33.7 million, respectively. The RSU awards will vest ratably over three years from their grant date.

RSU activity for the nine months ended September 30, 2017 is as follows:

	Number of	Weighted-Average Grant-Date
(in thousands, except weighted-average fair value prices)	Shares	Fair Value
Unvested RSUs outstanding at December 31, 2016	1,555	$34.14
RSUs granted	672	$39.99
RSUs vested	(858)	$34.29
RSUs forfeited	(61)	$35.87
Unvested RSUs outstanding at September 30, 2017	1,308	$37.22

As of September 30, 2017, there was $31.8 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.0 years. The fair value of RSUs is based on the market value of our common stock on the date of grant.

Performance-Based Restricted Stock Units

For the nine months ended September 30, 2017 and 2016, we awarded 288,331 and 285,475 PBRSUs, respectively, with an estimated grant-date fair value of $11.5 million and $10.1 million, respectively. These awards are subject to service-based, performance-based and market-based vesting conditions. For PBRSUs awarded during the nine months ended September 30, 2017, the performance period is from January 1, 2017 to December 31, 2019 and the performance metrics are adjusted earnings per share and market-based conditions. Subject to satisfaction of the performance criteria, the 2017 awards will vest on December 31, 2019.

The performance period for the PBRSUs awarded during the nine months ended September 30, 2016 is from January 1, 2016 to December 31, 2018 and the performance metrics are adjusted earnings per share and market-based conditions. Subject to satisfaction of the performance criteria, the 2016 awards will vest on December 31, 2018.

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

PBRSU activity for the nine months ended September 30, 2017 is as follows:

	Number of	Weighted-Average Grant-Date
(in thousands, except weighted-average fair value prices)	Shares	Fair Value
Unvested PBRSUs outstanding at December 31, 2016	738	$34.13
PBRSUs granted	288	$39.79
PBRSUs vested	(227)	$31.90
PBRSUs forfeited	(159)	$36.48
Unvested PBRSUs outstanding at September 30, 2017	640	$36.91

As of September 30, 2017, there was $10.3 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 1.8 years. The fair value of PBRSUs is based on the market value of our common stock on the date of grant.

Stock Options

Prior to 2015, we issued stock options as incentive compensation for certain employees. Option activity for the nine months ended September 30, 2017 is as follows:

(in thousands, except weighted-average price)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	1,504	$21.22
Options exercised	(215)	$24.69
Options vested, exercisable, and outstanding at September 30, 2017	1,289	$20.64	2.4	$32,985

As of September 30, 2017, there was no unrecognized compensation cost related to unvested stock options.

The intrinsic value of options exercised was $3.3 million and $4.4 million for the nine months ended September 30, 2017 and 2016, respectively. This intrinsic value represents the difference between the fair market value of our common stock on the date of exercise and the exercise price of each option.

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

The following table sets forth the stock-based compensation expense recognized for the nine months ended September 30, 2017 and 2016.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
RSUs	$6,924	$6,209	$23,303	$19,757
PBRSUs	1,400	3,766	4,877	8,312
Stock options	—	213	144	813
Employee stock purchase plan	294	352	1,234	977
	$8,618	$10,540	$29,558	$29,859

The above includes $1.7 million and $0.7 million of stock-based compensation expense within cost of services in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2017 and 2016, respectively, and $4.7 million and $3.6 million for the nine months ended September 30, 2017 and 2016, respectively.

Note 10 – Litigation and Regulatory Contingencies

We have been named in various lawsuits and we may from time to time be subject to audit or investigation by governmental agencies. Currently, governmental agencies are auditing or investigating certain of our operations.

With respect to matters where we have determined that a loss is both probable and reasonably estimable, we have recorded a liability representing our best estimate of the financial exposure based on known facts. For matters where a settlement has been reached, we have recorded the expected amount(s) of such settlements. With respect to audits, investigations or lawsuits that are ongoing, although their final dispositions are not yet determinable, we do not believe that the ultimate resolution of such matters, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows. As of September 30, 2017, we do not believe that a material loss exceeding amounts accrued of $20.1 million is probable, of which $17.6 million was recorded in the three months ended September 30, 2017. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. We record expenses for legal fees as incurred.

Fair Credit Reporting Act Class Actions

In February 2012, CoreLogic National Background Data, LLC (n/k/a CoreLogic Background Data, LLC) (“CBD”) was named as a defendant in a putative class action styled Tyrone Henderson, et. al., v. CoreLogic National Background Data, in the United States District Court for the Eastern District of Virginia. Plaintiffs allege violation of the Fair Credit Reporting Act, and have pled a putative class claim relating to CBD’s return of criminal record data in response to search queries initiated by its consumer reporting agency customers, which then prepare and transmit employment background screening reports to their employer customers. Plaintiffs contend that CBD failed to send notice letters to consumers each time search results were returned to CBD’s consumer reporting agency customers. In February 2016, the court denied CBD’s motion for partial summary judgment. Plaintiffs initially sought to represent a nationwide class of consumers who were the subject of searches conducted by CBD’s customers. The court denied without prejudice Plaintiffs’ motion to certify a nationwide class on three separate occasions in April 2015, April 2016 and September 2016. However, in September 2016, the court allowed Plaintiffs to seek certification of three subclasses and in March 2017, Plaintiffs filed a motion for class certification as to one of these subclasses, seeking to certify a class of consumers for whom sex offender records were returned that did not reflect a date of birth associated with the record. Following a series of judicial settlement conferences concluding in August 2017, the parties entered into an agreement to settle the case with respect to a class of 75,400 consumers. In September 2017, the court preliminarily approved the settlement. A final fairness hearing is set for January 2018.

In June 2015, a companion case, Witt v. CoreLogic National Background Data, et. al. was filed in the United States District Court for the Eastern District of Virginia by the same attorneys as in Henderson, alleging the same claim against CBD.  Witt also names as a defendant CoreLogic SafeRent, LLC (n/k/a CoreLogic Rental Property Solutions, LLC (“RPS”)) on the theory that RPS provides criminal record “reports” to CBD at the same time that CBD delivers reports to CBD’s consumer reporting agency customers. Witt is pending in the same court and before the same judge as Henderson, and the two cases have been deemed related by the Court. In April 2017, Plaintiffs filed a motion for class certification, seeking to certify a class of consumers for whom Virginia criminal record data was returned that did not reflect a year of birth associated with the record. Following a series of judicial settlement conferences concluding in August 2017, the parties entered into two agreements to settle the case with respect to two classes, which together total 216,226 consumers. In September 2017, the court preliminarily approved the settlements. A final fairness hearing is set for January 2018.

On July 2017, CoreLogic SafeRent, LLC (n/k/a CoreLogic Rental Property Solutions, LLC (“RPS”)) was named as a defendant in a putative class action lawsuit styled Claudinne Feliciano, et. al., v. CoreLogic SafeRent, LLC, in the United States District Court for the Southern District of New York. An amended complaint was filed on August 9 to name RPS as the Defendant, and service was made on August 11. The case alleges violation of the Fair Credit Reporting Act and the New York Fair Credit Reporting Act. The named plaintiff alleges that RPS prepared a background screening report about her that contained a record of a New York Housing Court action without noting that the action had previously been dismissed. Plaintiff seeks to represent a class of similarly situated consumers with respect to reports issued during the period of July 2015 to the present. RPS filed an answer on October 2017, denying liability. RPS intends to defend against these claims vigorously.

Separation

Following the Separation, we are responsible for a portion of FAFC's contingent and other corporate liabilities. In the Separation and Distribution Agreement we entered into in connection with the Separation (the "Separation and Distribution Agreement"), we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary. At September 30, 2017, no reserves were considered necessary.

In addition, the Separation and Distribution Agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our predecessor, The First American Corporation's ("FAC") financial services business, with FAFC and financial responsibility for the obligations and liabilities of FAC's information solutions business with us. Specifically, each party will, and will cause its subsidiaries and affiliates to, indemnify, defend and hold harmless the other party, its respective affiliates and subsidiaries and each of its respective officers, directors, employees and agents for any losses arising out of or otherwise in connection with the liabilities each such party assumed or retained pursuant to the Separation

Note 11 – Acquisitions

In June 2017, we acquired a 45.0% interest in Mercury for $70.0 million, which included a call option to purchase the remaining 55.0% interest within the next nine-month period. We fair-valued the call option using the Black-Scholes model and preliminarily recorded $4.6 million. In August 2017, we purchased the remaining 55.0% ownership of Mercury for an additional $83.0 million and wrote-off the aforementioned call option, which resulted in a net loss of $1.9 million within our loss on extinguishment of debt and other, net, in the accompanying condensed consolidated statement of operations. Mercury is a technology company servicing small and medium-sized mortgage lenders and appraisal management companies to manage their collateral valuation operations. This investment rolls into our PI segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We preliminarily recorded a deferred tax liability of $14.4 million, tradenames of $3.6 million with an estimated life of 8 years, customer lists of $41.3 million with an estimated life of 10 years, proprietary technology of $20.1 million with an estimated life of 9 years, and goodwill of $99.5 million. This business combination did not have a material impact on our condensed consolidated statements of operations.

In August 2017, we completed the acquisition of Myriad for $22.0 million, subject to working capital adjustments, and up to $3.0 million to be paid in cash in 2019, contingent upon the achievement of certain revenue targets in fiscal years 2017 and 2018. We fair valued the contingent payment using the Monte-Carlo simulation model and preliminarily recorded $1.8 million as contingent consideration. The contingent payment is fair valued quarterly and changes are recorded within loss on extinguishment of debt and other, net in our consolidated statement of operations. See Note 8 - Fair Value of Financial Instruments for further discussion. This acquisition builds on our software-as-a-service capabilities by offering a workflow tool used by the insurance industry for policy underwriting. Myriad is included as a component of our PI reporting segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We preliminarily recorded a deferred tax liability of $3.1 million, customer lists of $1.7 million with an estimated average life of 12 years, tradenames of $1.6 million with an estimated average life of 7 years, proprietary technology of $5.8 million with an estimated useful life of 8 years and goodwill of $17.3 million. The business combination did not have a material impact on our consolidated statements of operations.

In August 2017, we completed the acquisition of Clareity for $15.0 million, subject to working capital adjustments. This acquisition leverages our market leading position in real estate and provides authentication-related services to real estate brokers and agents. Clareity is included as a component of our PI reporting segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We preliminarily recorded a deferred tax liability of $2.8 million, customer lists of $3.4 million with an estimated average life of 10 years, tradenames of $0.9 million with an estimated average life of 7 years, proprietary technology of $2.0 million with an estimated useful life of 5 years and goodwill of $11.1 million. The business combination did not have a material impact on our consolidated statements of operations.

In April 2016, we completed the acquisition of FNC for up to $475.0 million, with $400.0 million in cash paid at closing, subject to certain closing adjustments, and up to $75.0 million to be paid in cash in 2018, contingent upon the achievement of certain revenue targets in fiscal 2017. We fair-valued the contingent payment using the Monte Carlo simulation model and initially recorded $8.0 million as contingent consideration, which was fully reversed as of December 31, 2016. The contingent payment is fair-valued quarterly and changes are recorded within our condensed consolidated statement of operations. See Note 8 - Fair Value of Financial Instruments for further discussion. FNC is a leading provider of real estate collateral information technology and solutions that automates property appraisal ordering, tracking, documentation and review for lender compliance with government regulations and is included as a component of our PI reporting segment. The acquisition expands our property valuation capabilities. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We recorded a deferred tax liability of $85.4 million, property and equipment of $79.8 million with an estimated average life of 12 years, customer lists of $145.3 million with an estimated average life of 16 years, trade names of $15.9 million with an estimated average life of 19 years, non-compete agreements of $18.8 million with an estimated average life of 5 years, and goodwill of $220.2 million. For the nine months ended September 30, 2017, goodwill was reduced by $5.4 million as a result of a change in the purchase price allocation for certain tax adjustments. This business combination did not have a material impact on our condensed consolidated statements of operations.

In January 2016, we completed the acquisition of the remaining 40% mandatorily redeemable noncontrolling interest in New Zealand-based Property IQ Ltd ("PIQ") for NZD $27.8 million, or $19.0 million, and settled the mandatorily redeemable noncontrolling interest. PIQ is included as a component of our PI reporting segment.

We incurred $0.9 million and $1.4 million of acquisition-related costs within selling, general and administrative expenses on our consolidated statements of operations for the three months ended September 30, 2017 and 2016, respectively, and $1.8 million and $7.5 million for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, we also incurred a $6.1 million loss related to the final settlement of a previously terminated pension plan from a recent acquisition. See Note 1 - Basis for Condensed Consolidated Financial Statements for further discussion.

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

In connection with previous divestitures, we retain the prospect of contingent liabilities for indemnification obligations or breaches of representations or warranties. With respect to one such divestiture, in September 2016, a jury returned an unfavorable verdict against a discontinued operating unit that, if upheld on appeal, could result in indemnification exposure up to $25.0 million, including interest. We do not consider this outcome to be probable and intend to vigorously assert our contractual and other rights, including to pursue an appeal to eliminate or substantially reduce any potential post-divestiture contingency. Any actual liability that comes to fruition would be reflected in our results from discontinued operations.

Each of these businesses is reflected in our accompanying condensed consolidated financial statements as discontinued operations. For the nine months ended September 30, 2017, we recorded a gain of $4.5 million related to a pre-tax legal settlement in AMPS within our discontinued operations. Summarized below are certain assets and liabilities classified as discontinued operations as of September 30, 2017 and December 31, 2016:

(in thousands)
As of September 30, 2017	PI	RMW	ELI	AMPS	Total
Deferred income tax asset and other current assets	$325	$(231)	$82	$568	$744

Accounts payable, accrued expenses and other current liabilities	$12	$154	$190	$1,658	$2,014

As of December 31, 2016
Deferred income tax asset and other current assets	$325	$(231)	$—	$568	$662

Accounts payable, accrued expenses and other current liabilities	$202	$167	$624	$2,130	$3,123

Summarized below are the components of our gain/(loss) from discontinued operations for the three and nine months ended September 30, 2017 and 2016:

(in thousands)
For the Three Months Ended September 30, 2017	PI	RMW	ELI	AMPS	Total
Operating revenue	$—	$—	$—	$—	$—
Gain/(loss) from discontinued operations before income taxes	67	7	(193)	(1)	(120)
Income tax expense/(benefit)	26	3	(74)	(1)	(46)
Gain/(loss) from discontinued operations, net of tax	$41	$4	$(119)	$—	$(74)

For the Three Months Ended September 30, 2016
Operating revenue	$—	$—	$—	$—	$—
Loss from discontinued operations before income taxes	(36)	(4)	(948)	(529)	(1,517)
Income tax benefit	(14)	(1)	(363)	(203)	(581)
Loss from discontinued operations, net of tax	$(22)	$(3)	$(585)	$(326)	$(936)

(in thousands)
For the Nine Months Ended September 30, 2017	PI	RMW	ELI	AMPS	Total
Operating revenue	$—	$—	$—	$—	$—
Gain/(loss) from discontinued operations before income taxes	205	6	(445)	4,154	3,920
Income tax expense/(benefit)	78	2	(170)	1,589	1,499
Gain/(loss) from discontinued operations, net of tax	$127	$4	$(275)	$2,565	$2,421

For the Nine Months Ended September 30, 2016
Operating revenue	$—	$—	$—	$—	$—
Loss from discontinued operations before income taxes	(37)	(7)	(948)	(624)	(1,616)
Income tax benefit	(14)	(3)	(362)	(239)	(618)
Loss from discontinued operations, net of tax	$(23)	$(4)	$(586)	$(385)	$(998)

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

The operating results of our PI segment included intercompany revenues of $1.1 million and $1.5 million for the three months ended September 30, 2017 and 2016, respectively, and $3.3 million and $4.2 million for the nine months ended September 30, 2017 and 2016, respectively. The segment also included intercompany expenses of $1.0 million and $1.0 million for the three months ended September 30, 2017 and 2016, respectively, and $2.5 million and $3.9 million for the nine months ended September 30, 2017 and 2016, respectively.

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

The operating results of our RMW segment included intercompany revenues of $1.0 million and $1.0 million for the three months ended September 30, 2017 and 2016, respectively, and $2.5 million and $3.9 million for the nine months ended September 30, 2017 and 2016, respectively. The segment also included intercompany expenses of $1.1 million and $1.5 million for the three months ended September 30, 2017 and 2016, respectively, and $3.3 million and $4.2 million for the nine months ended September 30, 2017 and 2016, respectively.

We also separately report on our corporate and eliminations. Corporate consists primarily of corporate personnel and other expenses associated with our corporate functions and facilities, investment gains and losses, equity in earnings of affiliates, net of tax, and interest expense.

It is impracticable to disclose revenues from external clients for each product and service offered.

Selected financial information by reportable segment is as follows:

(in thousands)
For the Three Months Ended September 30, 2017	Operating Revenues	Depreciation and Amortization	Operating Income/(Loss)	Equity in Earnings/(Losses) of Affiliates, Net of Tax	Net Income/(Loss) From Continuing Operations	Capital Expenditures
PI	$257,987	$34,086	$34,737	$(274)	$31,661	$11,517
RMW	227,329	6,018	52,593	—	52,584	3,273
Corporate	1	5,222	(25,034)	45	(53,417)	2,049
Eliminations	(2,186)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$483,131	$45,326	$62,296	$(229)	$30,828	$16,839

For the Three Months Ended September 30, 2016
PI	$280,620	$33,280	$28,822	$872	$28,325	$12,517
RMW	245,764	6,304	76,758	—	76,749	2,658
Corporate	2	4,914	(19,859)	(265)	(69,072)	1,408
Eliminations	(2,490)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$523,896	$44,498	$85,721	$607	$36,002	$16,583

For the Nine Months Ended September 30, 2017
PI	$736,530	$98,383	$79,984	$(1,700)	$68,303	$35,212
RMW	666,206	18,121	158,866	—	158,838	11,014
Corporate	(1)	15,164	(65,595)	468	(142,419)	8,052
Eliminations	(5,775)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$1,396,960	$131,668	$173,255	$(1,232)	$84,722	$54,278

For the Nine Months Ended September 30, 2016
PI	$798,741	$93,580	$80,931	$1,424	$78,122	$38,476
RMW	687,023	20,635	196,023	—	195,991	7,786
Corporate	5	13,218	(56,609)	(829)	(170,148)	16,106
Eliminations	(8,125)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$1,477,644	$127,433	$220,345	$595	$103,965	$62,368

(in thousands)	As of	As of
Assets	September 30, 2017	December 31, 2016
PI	$2,783,263	$2,429,167
RMW	1,311,730	1,328,008
Corporate	5,658,980	5,575,846
Eliminations	(5,614,829)	(5,426,149)
Consolidated (excluding assets of discontinued operations)	$4,139,144	$3,906,872

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

RESULTS OF OPERATIONS

Overview of Business Environment and Company Developments

Business Environment

The volume of U.S. mortgage loan originations serves as a key market driver for more than half of our business. We believe the volume of real estate and mortgage transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, employment levels and the overall state of the U.S. economy. We believe mortgage originations loan applications decreased by approximately 25% in the third quarter of 2017 relative to the same period in 2016, primarily due to significantly lower mortgage refinance volumes resulting from rising interest rates. We expect full-year 2017 mortgage unit volumes to be approximately 20% lower relative to 2016 levels mostly due to lower expected levels of refinance activity due to rising interest rates.

We generate the majority of our revenues from clients with operations in the U.S. residential real estate, mortgage origination and mortgage servicing markets. Approximately 37% and 41% of our operating revenues for the three and nine months ended September 30, 2017 and 2016, respectively, and 39% and 42% for the nine months ended September 30, 2017 and 2016, respectively, were generated from our top ten clients, who consist of the largest U.S. mortgage originators and servicers. One of our clients accounted for approximately 11% of our operating revenues for the three months ended September 30, 2017 and two of our customers accounted for approximately 15% and 11% of our operating revenues for the three months ended September 30, 2016. Two of our clients accounted for approximately 12% and 10% of our operating revenues for the nine months ended September 30, 2017 and 15% and 12% of our operating revenues for the nine months ended September 30, 2016.

Acquisitions

In August 2017, we completed three acquisitions: Mercury Network, LLC ("Mercury"), Myriad Development, Inc. ("Myriad") and Clareity Ventures, Inc. ("Clareity") for cash of approximately $189.4 million. The acquisition of Myriad included contingent consideration of up to $3.0 million, to be paid in cash in 2019 upon the achievement of certain revenue targets in fiscal years 2017 and 2018. The acquisitions are all included in the PI reporting segment. See Note 11 - Acquisitions for further discussion.

Amendment and Restatement of Credit Agreement

In August 2017, we amended and restated our credit agreement (the “Credit Agreement”) with Bank of America, N.A. as the administrative agent, and other financial institutions. The Credit Agreement provides for a $1.8 billion five-year term A loan facility (the “Term Facility”), and a $700.0 million five-year revolving credit facility ("Revolving Facility). The Term Facility matures and the Revolving Facility expires in August 2022. The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and/or Revolving Facility by up to $100.0 million in the aggregate; however the lenders are not obligated to do so. See Note 5 -Long Term Debt for further discussion.

Productivity and Cost Management

In line with our on-going commitment to operational excellence and margin expansion, we are continuing to target a cost reduction of at least $30 million in 2017. Savings are expected to be realized through the reduction of operating costs, selling, general and administrative costs, outsourcing certain business process functions, consolidation of facilities and other operational improvements.

Unless otherwise indicated, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q relate solely to the discussion of our continuing operations.

Consolidated Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Operating Revenues

Our consolidated operating revenues were $483.1 million for the three months ended September 30, 2017, a decrease of $40.8 million, or 7.8%, when compared to 2016, and consisted of the following:

(in thousands, except percentages)	2017	2016	$ Change	% Change
PI	$257,987	$280,620	$(22,633)	(8.1)%
RMW	227,329	245,764	(18,435)	(7.5)
Corporate and eliminations	(2,185)	(2,488)	303	(12.2)
Operating revenues	$483,131	$523,896	$(40,765)	(7.8)%

Our PI segment revenues decreased by $22.6 million, or 8.1%, when compared to 2016. Acquisition activity contributed $8.3 million of additional revenues in 2017. Excluding acquisition activity, the decrease of $30.9 million was primarily due to lower valuation solutions revenues of $31.1 million, which included a decline in U.S. mortgage market unit volumes and planned vendor diversification by a significant appraisal management client. Property information and analytics revenues increased by $0.2 million primarily due to higher insurance, spatial solutions and international operations, which benefited from improved pricing, market share gains and new product contributions. The increase was partially offset by lower mortgage market unit volumes.

Our RMW segment revenues decreased by $18.4 million, or 7.5%, when compared to 2016. The decrease was primarily due to lower mortgage market unit volumes, partially offset by a mix of new product contributions, market-share gains and improved pricing.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services

Our consolidated cost of services was $244.2 million for the three months ended September 30, 2017, a decrease of $31.3 million, or 11.4%, when compared to 2016. Acquisition activity contributed $2.2 million of additional expense in 2017. Excluding acquisition activity, the decrease of $33.5 million was primarily due to lower operating revenues and product mix.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $131.3 million for the three months ended September 30, 2017, an increase of $13.1 million, or 11.1%, when compared to 2016. Acquisition activity contributed $4.1 million of additional expense in 2017. Excluding acquisition activity, the increase of $9.0 million was primarily related to legal settlement costs totaling $18.0 million, higher professional fees of $4.5 million and higher external services costs of $4.0 million. The increases were partially offset by our ongoing operational efficiency programs which contributed to lower compensation-related expenses of $14.4 million, lower integration costs of $1.5 million and lower other costs of $1.6 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $45.3 million for the three months ended September 30, 2017, an increase of $0.8 million, or 1.9%, when compared to 2016. Acquisition activity contributed $1.5 million of additional expense in 2017. Excluding acquisition activity, the decrease of $0.7 million was due to lower depreciation as a result of assets that were fully depreciated in the prior year.

Operating Income

Our consolidated operating income was $62.3 million for the three months ended September 30, 2017, a decrease of $23.4 million, or 27.3%, when compared to 2016, and consisted of the following:

(in thousands, except percentages)	2017	2016	$ Change	% Change
PI	$34,737	$28,822	$5,915	20.5%
RMW	52,593	76,758	(24,165)	(31.5)
Corporate and eliminations	(25,034)	(19,859)	(5,175)	26.1
Operating income	$62,296	$85,721	$(23,425)	(27.3)%

Our PI segment operating income increased by $5.9 million, or 20.5%, when compared to 2016. Acquisition activity contributed $0.5 million of higher operating income in 2017. Excluding acquisition activity, operating income increased by $5.4 million primarily due to improvements in pricing, market share gains, new products and the impact of ongoing operational efficiency programs, which contributed to lower compensation-related expenses. Operating margins increased by 343 basis points. These increases were partially offset by lower mortgage market unit volumes and a planned vendor diversification by a significant appraisal management client.

Our RMW segment operating income decreased by $24.2 million, or 31.5%, and operating margins decreased 810 basis points when compared to 2016. The decrease was primarily related to legal settlement costs totaling $16.4 million, higher external services costs and lower mortgage market unit volumes, partially offset by new product contributions, market-share gains, improved pricing, lower compensation-related expenses and the impact of our ongoing operational efficiency programs.

Corporate and eliminations had an unfavorable variance of $5.2 million primarily due to higher external services costs, partially offset by the impact of ongoing operational efficiency programs.

Total Interest Expense, Net

Our consolidated total interest expense, net was $16.3 million for the three months ended September 30, 2017, an increase of $1.9 million, or 13.6%, when compared to 2016. The increase was primarily due to a higher average outstanding balance and higher interest rates.

Loss on Extinguishment of Debt and Other, Net

Our consolidated loss on extinguishment of debt and other, net was $3.1 million for the three months ended September 30, 2017, a favorable variance of $17.0 million when compared to 2016. The favorable variance was primarily due to prior year losses related to the extinguishment of debt of $24.4 million in connection with the redemption of all outstanding balances under the 7.25% senior notes, partially offset by lower gains on investments of $3.7 million, current year losses related to the Credit Agreement amendment of $1.8 million and a net loss of $1.9 million in connection with the purchase of Mercury.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations before equity in losses of affiliates and incomes taxes was $11.9 million and $15.9 million for the three months ended September 30, 2017 and 2016, respectively. The effective tax rate was 27.6% and 31.0% for the three months ended September 30, 2017 and 2016, respectively. The decrease in the effective income tax rate was primarily attributable to a favorable domestic out-of-period adjustment recorded in the third quarter of 2017 and favorable discrete items, partially offset by unfavorable foreign rate differentials, due to foreign exchange gain and losses in jurisdictions with tax rates lower than the U.S., and a nonrecurring prior year favorable adjustment related to contingent consideration recorded in connection with an acquisition.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Operating Revenues

Our consolidated operating revenues were $1.4 billion for the nine months ended September 30, 2017, a decrease of $80.7 million, or 5.5%, when compared to 2016, and consisted of the following:

(in thousands, except percentages)	2017	2016	$ Change	% Change
PI	$736,530	$798,741	$(62,211)	(7.8)%
RMW	666,206	687,023	(20,817)	(3.0)
Corporate and eliminations	(5,776)	(8,120)	2,344	(28.9)
Operating revenues	$1,396,960	$1,477,644	$(80,684)	(5.5)%

Our PI segment revenues decreased by $62.2 million, or 7.8%, when compared to 2016. Acquisition activity contributed $26.9 million of additional revenues in 2017. Excluding acquisition activity, the decrease of $89.1 million was primarily due to lower valuation solutions revenues of $83.5 million, which included a decline in U.S. mortgage market unit volumes and planned vendor diversification by a significant appraisal management client. Property information and analytics revenues decreased by $5.6 million primarily due to lower mortgage market volumes and project-related revenues, partially offset by higher insurance, spatial solutions, international operations, improved pricing, market share gains and new product contributions.

Our RMW segment revenues decreased by $20.8 million, or 3.0%, when compared to 2016. The variance was primarily due to lower mortgage market unit volumes and the exit of certain business lines, partially offset by a mix of new product contributions, market share gains and improved pricing.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services

Our consolidated cost of services was $745.3 million for the nine months ended September 30, 2017, a decrease of $40.3 million, or 5.1%, when compared to 2016. Acquisition activity contributed $13.7 million of additional expense in 2017. Excluding acquisition activity, the decrease of $53.9 million was primarily due to lower operating revenues, partially offset by product mix.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $346.7 million for the nine months ended September 30, 2017, an increase of $2.4 million, or 0.7%, when compared to 2016. Acquisition activity contributed $1.1 million of additional expense in 2017. Excluding acquisition activity, the increase of $1.3 million was primarily due to higher legal settlement costs of $20.8 million, higher external services costs of $17.8 million (including investments in technology, innovation and compliance-related capabilities), higher stock-based compensation of $4.2 million from a one-time vesting acceleration in accordance with our Plan, higher severance of $2.8 million and higher other costs of $2.6 million. These increases were partially offset by our on-going operational efficiency programs which contributed to lower compensation-related expenses of $40.6 million and lower integration costs of $6.3 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $131.7 million for the nine months ended September 30, 2017, an increase of $4.2 million, or 3.3%, when compared to 2016. Acquisition activity contributed $7.8 million of additional expense in 2017. Excluding acquisition activity, the decrease of $3.6 million was due to lower depreciation from assets that were fully depreciated in the prior year.

Operating Income

Our consolidated operating income was $173.3 million for the nine months ended September 30, 2017, a decrease of $47.1 million, or 21.4%, when compared to 2016, and consisted of the following:

(in thousands, except percentages)	2017	2016	$ Change	% Change
PI	$79,984	$80,931	$(947)	(1.2)%
RMW	158,866	196,023	(37,157)	(19.0)
Corporate and eliminations	(65,595)	(56,609)	(8,986)	15.9
Operating income	$173,255	$220,345	$(47,090)	(21.4)%

Our PI segment operating income decreased by $0.9 million, or 1.2%, when compared to 2016. Acquisition activity contributed $4.3 million of higher operating income in 2017. Excluding acquisition activity, operating income decreased by $5.2 million and operating margins decreased 67 basis points primarily due to lower mortgage market unit volumes and planned vendor diversification by a significant appraisal management client, partially offset by improvements in pricing, new product contributions, market share gains, international operations and the impact of ongoing operational efficiency programs.

Our RMW segment operating income decreased by $37.2 million, or 19.0%, and operating margins decreased 469 basis points when compared to 2016 primarily due to legal settlement costs of approximately $17.2 million, higher external services costs including investments in technology, innovation and compliance-related capabilities and lower mortgage market unit volumes, partially offset by pricing, new product contributions and market-share gains and the impact of ongoing operational efficiency programs.

Corporate and eliminations had an unfavorable variance of $9.0 million, or 15.9%, primarily due to higher stock-based compensation of $4.2 million from a one-time vesting acceleration in accordance with our Plan and higher external services costs, partially offset by the impact of ongoing operational efficiency programs.

Total Interest Expense, net

Our consolidated total interest expense, net was $44.0 million for the nine months ended September 30, 2017, a decrease of $3.1 million, or 6.6%, when compared to 2016. The decrease was primarily due to lower average interest rates partially offset by higher average outstanding balance.

Loss on Extinguishment of Debt and Other, Net

Our consolidated loss on extinguishment of debt and other, net was $6.5 million for the nine months ended September 30, 2017, a favorable variance of $11.4 million when compared to 2016. The favorable variance was primarily due to prior year losses related to the extinguishment of debt of $24.4 million in connection with the redemption of all outstanding balances under the 7.25% senior notes, partially offset by losses recorded on the final settlement of a previously terminated pension plan of $6.1 million, losses related to the current year Credit Agreement amendment of $1.8 million, a net loss of $1.9 million in connection with the purchase of Mercury and higher realized gains on investments in the prior year of $3.2 million.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations before equity in losses of affiliates and income taxes was $36.8 million and $52.0 million for the nine months ended September 30, 2017 and 2016, respectively. The effective tax rate was 30.0% and 33.5% for the nine months ended September 30, 2017 and 2016, respectively. The decrease in the effective tax rate was primarily attributable to a favorable domestic out-of-period adjustment recorded in the third quarter of 2017 and favorable discrete items and favorable tax benefits related to the adoption of stock-based compensation accounting guidance, partially offset by unfavorable foreign rate differentials, due to foreign exchange gain and losses in jurisdictions with tax rates lower than the U.S., and a nonrecurring prior year favorable release of reserves for foreign uncertain tax benefits.

Gain/(loss) from Discontinued Operations, Net of Tax

Our consolidated gain from discontinued operations, net of tax was $2.4 million for the nine months ended September 30, 2017, an increase of $3.4 million when compared to 2016, due primarily to a legal settlement gain in the current year, partially offset by legal costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of September 30, 2017 totaled $149.4 million, an increase of $77.4 million from December 31, 2016. Our cash balances held outside of the U.S. are primarily related to our international operations and, as of September 30, 2017, totaled $42.7 million. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We plan to maintain significant cash balances outside the U.S. for the foreseeable future.

Restricted cash of $13.5 million as of September 30, 2017 and $17.9 million as of December 31, 2016 represents cash pledged for various letters of credit provided in the ordinary course of business to certain vendors in connection with obtaining insurance and real property leases and escrow accounts due to acquisitions.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in operating assets and liabilities. Total cash provided by operating activities was approximately $272.3 million and $316.8 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in cash provided by operating activities was primarily due to unfavorable changes in working capital items and lower cash generated from lower profitability as adjusted for non-cash activities.

Investing Activities. Total cash used in investing activities was approximately $237.9 million and $476.1 million during the nine months ended September 30, 2017 and 2016, respectively. The decrease in investing activities was primarily related to net cash paid for acquisitions in the prior year including $394.9 million for FNC and an acquisition that was not significant for $1.9 million. Also in the prior year, we acquired the remaining 40.0% interest in Property IQ Ltd ("PIQ") for $18.0 million. For the nine months ended September 30, 2017, we completed the acquisitions of Mercury for $153.0 million, Myriad for $22.0 million and Clareity for $15.0 million. Further, for the nine months ended September 30, 2017 and 2016, we had investments in property and equipment of $28.5 million and $35.2 million, respectively, and capitalized data and other intangible assets of $25.7 million and $27.2 million, respectively.

Financing Activities. Total cash provided by financing activities was approximately $44.3 million for the nine months ended September 30, 2017, which was primarily comprised of proceeds from debt issuance $2.0 billion, partially offset by repayment of long-term debt of $1.8 billion, share repurchases of $132.5 million, debt issuance costs of $14.3 million, and stock-based compensation-related transactions of $7.3 million. Total cash provided by financing activities was approximately $140.1 million for the nine months ended September 30, 2016, which was primarily comprised of proceeds from debt issuance of $915.0 million and net proceeds from stock-based compensation-related transactions of $5.9 million, partially offset by repayment of long-term debt of $647.3 million, share repurchases of $113.0 million, debt extinguishment premium of $14.2 million, and debt issuance costs of $6.3 million.

Financing and Financing Capacity

Total debt outstanding, gross, was $1.8 billion and $1.6 billion as of September 30, 2017 and December 31, 2016, respectively. Our significant debt instruments and borrowing capacity are described below.

Credit Agreement

In August 2017, we amended and restated our Credit Agreement. The Credit Agreement provides for a $1.8 billion Term Facility and a $700.0 million Revolving Facility. The Term Facility matures and the Revolving Facility expires in August 2022. The Credit Agreement also provides for the ability to increase the Term Facility and/or Revolving Facility by up to $100.0 million in the aggregate; however, the lenders are not obligated to do so. For a detailed description of our Credit Agreement, see Note 5 - Long-Term Debt of our condensed consolidated financial statements. As of September 30, 2017, we had borrowing capacity under the Revolving Facility of $700.0 million and were in compliance with the financial and restrictive covenants of the Credit Agreement. See Note 5 -Long Term Debt for further discussion.

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

During the nine months ended September 30, 2017, we repurchased 3.0 million shares of our common stock for $132.5 million including commission costs.

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

Critical Accounting Policies and Estimates

For additional information with respect to our critical accounting policies, which are those that could have the most significant effect on our reported results and require subjective or complex judgments by management, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 1 – Basis for Condensed Consolidated Financial Statement, of our quarterly report on Form 10-Q for the period ended June 30, 2017 and incorporated by reference in response to this item, for updates on our policies over pension, goodwill and other intangible assets and stock-based compensation.

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

As of September 30, 2017, we had approximately $1.8 billion in gross long-term debt outstanding, all of which was variable-interest-rate debt. As of September 30, 2017, the remaining notional balance of the Swaps was $762.5 million. A hypothetical 1% increase or decrease in interest rates could result in an approximately $1.9 million change to interest expense on a quarterly basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item  1.  Legal Proceedings.

For a description of our legal proceedings, see Note 10 – Litigation and Regulatory Contingencies and Note 12 - Discontinued Operations of our condensed consolidated financial statements, which is incorporated by reference in response to this item.

Item  1A.  Risk Factors.

A restated description of the risk factors associated with our business is set forth below. This description supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. The risks discussed below are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for business-to-business and business-to-consumer electronic commerce. Security breaches of this infrastructure, including physical or electronic break-ins, computer malware, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information, including non-public personal information and consumer data. Unauthorized access, including through use of fraudulent schemes such as "phishing" or zero-day vulnerability, could jeopardize the security of information stored in our systems. In addition, malware could jeopardize the security of information stored or used in a user's computer. If we are unable to prevent such security or privacy breaches, our operations could be disrupted, or we may suffer loss of reputation, financial loss, lawsuits and other regulatory imposed restrictions and penalties because of lost or misappropriated information, including sensitive consumer data.

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

Our ten largest clients generated approximately 37% of our operating revenues for the quarter ended September 30, 2017, and one of our largest clients generated approximately 11% of our revenue in the third quarter of 2017. We expect that a limited number of our clients will continue to represent a significant portion of our revenues for the foreseeable future, and that our concentration of revenue with one or more clients may continue to be significant or increase. These clients face continued pressure in the current economic and regulatory climate. Many of our relationships with these clients are long-standing and are important to our future operating results, but there is no guarantee that we will be able to retain or renew existing agreements or maintain our relationships on acceptable terms or at all. In addition, in response to increased regulatory oversight, clients in the mortgage lending industry may have internal policies that require them to use multiple vendors or service providers, thereby causing a diversification of revenue among many vendors. Deterioration in or termination of any of these relationships, including through vendor diversification policies or merger or consolidation among our clients, could significantly reduce our revenue and could adversely affect our business, financial condition and results of operations. In addition, certain of our businesses have higher client concentration than our company as a whole. As a result, these businesses may be disproportionately affected by declining revenue from, or loss of, a significant client.

6.	Systems interruptions may impair or terminate the delivery of our products and services, causing potential client and revenue loss.

We depend heavily upon computer systems and our existing internal and outsourced technology infrastructure. System interruptions, including but not limited to damage or interruption from natural disasters, floods, fires, power losses or telecommunications outages, terrorist attacks or acts of war, could disrupt our business or the economy as a whole, or may impair or terminate the delivery of our products and services, in each case resulting in a loss of clients and a corresponding loss in revenue. Our technology infrastructure runs primarily in a private dedicated cloud-based environment hosted in NTT Data Corporation's ("NTT") technology center in Quincy, WA with a disaster recovery capability in NTT’s technology center in Plano, TX. We cannot be sure that certain systems interruptions or events beyond our control, including issues with NTT's technology center or our third-party network and infrastructure providers or in connection with our upgrading or replatforming key systems, will not interrupt or terminate the delivery of our products and services to our clients. These interruptions also may interfere with our suppliers' ability to provide necessary data to us and our employees' ability to attend to work and perform their responsibilities. Any of interruption or termination of our systems could result in a loss of clients or a loss in revenue, which could have an adverse effect on our business or operations.

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

As of September 30, 2017, our total debt was approximately $1.8 billion, and we had unused commitments of approximately $700.0 million under our Revolving Facility. In July 2016, we completed $525.0 million of incremental term loan borrowings through an amendment to our Credit Agreement. A portion of the proceeds of the new borrowings were used to complete the redemption of all outstanding balances under our outstanding senior notes due June 2021 plus accrued and unpaid interest for approximately $411.0 million. The remaining portion of the proceeds were utilized to reduce our outstanding balance within the Revolving Facility.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2017, we did not issue any unregistered shares of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 27, 2016, the Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $500.0 million. The new share repurchase authorization replaces the unused portion of our previous share repurchase authorization, which was announced in July 2015. As of September 30, 2017, we had $285.5 million in value of shares remaining that could be purchased in the future under the current authorization. The stock repurchase authorization has no expiration date and repurchases may be made in the open market, in privately negotiated transactions or under a Rule 10b5-1 plan.

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

The following table summarizes our share repurchase activity during the quarter ended September 30, 2017. All of our share repurchases were made pursuant to our existing share repurchase authorization.

Issuer Purchases of Equity Securities
		(a)	(b)
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2017	110,000	$45.63	110,000	$371,990,128
August 1 to August 31, 2017	1,678,966	$45.56	1,678,966	$295,496,437
September 1 to September 30, 2017	211,034	$47.39	211,034	$285,497,755
Total	2,000,000	$45.76	2,000,000

(1) Calculated inclusive of commissions.

Item 3.  Defaults upon Senior Securities. None.

Item 4.  Mine Safety Disclosures. Not applicable.

Item  5.  Other Information. None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Frank Martell
Frank Martell
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ James L. Balas
James L. Balas
Chief Financial Officer
(Principal Financial Officer)

By: /s/ John K. Stumpf
John K. Stumpf
Controller
(Principal Accounting Officer)
Date:	October 26, 2017

EXHIBIT INDEX

Exhibit Number	Description
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

10.1
Second Amended and Restated Credit Agreement, dated as of August 10, 2017, among CoreLogic, Inc., CoreLogic Australia Pty Limited, the lenders party thereto, the other parties thereto and Bank of America, N.A. as administrative agent and collateral agent (incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on August 15, 2017)

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