Form 10-K
period 2017-12-31
CORELOGIC, INC.
filed 2018-02-27
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
__________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant's most recently-completed second fiscal quarter was $3,632,429,159.
On February 22, 2018, there were 81,486,222 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement with respect to the 2018 annual meeting of the stockholders are incorporated by reference in Part III of this report. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of the registrant’s fiscal year.

CoreLogic, Inc.

PART I

Item 1. Business

The Company

We are a leading global property information, analytics and data-enabled services provider operating in North America, Western Europe and Asia Pacific. Our vision is to deliver unique property-level insights that power the global real estate economy. Our mission is to empower our clients to make smarter decisions through data-driven insights.

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

We offer our clients a comprehensive national database covering real property and mortgage information, judgments and liens, building and replacement costs, parcel and geospatial data, criminal background records, eviction information, non-prime lending records, credit information, and tax information, among other data types. Our databases include over 900 million historical property transactions, over 100 million mortgage applications and property-specific data covering approximately 99% of U.S. residential properties, as well as commercial locations, totaling over 150 million records. We are also the industry's first parcel-based geocoder and have developed a proprietary parcel database covering more than 145 million parcels across the U.S. We believe the quality of the data we offer is distinguished by our broad range of data sources and our experience in aggregating, organizing, normalizing, processing and delivering data to our clients.

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

We became a stand-alone public company on June 1, 2010 when we completed a transaction in which we separated from the financial services businesses of our predecessor company, The First American Corporation (referred to as the "Separation"). The First American Corporation was incorporated in California in 1894, and as part of the Separation, we reincorporated in Delaware on June 1, 2010, changed our name to CoreLogic, Inc. and began trading on the New York Stock Exchange under the symbol “CLGX.” As used herein, the terms "CoreLogic," the "Company," "we," "our" and "us" refer to CoreLogic, Inc. and our consolidated subsidiaries, except where it is clear that the terms mean only CoreLogic, Inc. and not our subsidiaries. Our executive offices are located at 40 Pacifica, Irvine, California, 92618-7471, our telephone number is (949) 214-1000, and our website is www.corelogic.com.

Corporate Events

Acquisitions

In August 2017, we completed the acquisitions of Mercury Network, LLC ("Mercury"), Myriad Development, Inc. ("Myriad") and Clareity Ventures, Inc. ("Clareity") for total cash of approximately $189.4 million. The acquisition of Myriad included contingent consideration of up to $3.0 million, to be paid in cash in 2019 upon the achievement of certain revenue targets in fiscal years 2017 and 2018. See Note 16 - Acquisitions of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further discussion.

Financing Activities

In August 2017, we amended and restated our credit agreement (the “Credit Agreement”) with Bank of America, N.A. as the administrative agent, and other financial institutions. The Credit Agreement provides for a $1.8 billion five-year term A loan facility (the “Term Facility”), and a $700.0 million five-year revolving credit facility ("Revolving Facility). The Term Facility matures and the Revolving Facility expires in August 2022. The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $100.0 million in the aggregate; however, the lenders are not obligated to do so. See Note 8 - Long Term Debt of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further discussion.

Our Data

Our data is the foundation of many of our products, analytics and services, and can generally be categorized as property information, mortgage information and consumer information. We obtain our data from a variety of sources, including, but not limited to, data gathered from public sources, data contributed by our clients and data obtained from data aggregators.

We gather a variety of data from public sources, including data and documents from federal, state and local governments. We enhance our public record information with the data we collect from other public and non-public sources to create comprehensive textual and geospatial views of each property within our coverage areas, including physical property characteristics, boundaries and tax values, current and historical ownership, voluntary and involuntary liens, tax assessments and delinquencies, replacement cost, property risk including environmental, flood and hazard information, criminal data, building permits, local trends and summary statistics.

Our client agreements typically govern the use of our client-contributed data. These contractual arrangements often permit our clients to use our solutions which incorporate their data. We generally structure our client agreements to specify the particular uses of the data our clients contribute and to provide the required levels of data privacy and protection. Our contributed data includes loan performance information (from loan servicers, trustees, securitizers, issuers and others), appraisal information, information regarding property rental and under-banked loan applications from various loan originators, and information regarding landlords and property owners.

In addition, we gather property listing and tenant/landlord rental information from Boards of Realtors®, real estate agents, brokers, landlords, and owners of multi-tenant properties. We collect appraisals and property valuations from appraisers and we license consumer credit history information from credit reporting agencies, lenders and auto dealers.

Business Segments

We have organized our business into the following two segments: Property Intelligence & Risk Management Solutions ("PIRM") and Underwriting & Workflow Solutions ("UWS"). In December 2017, we refined our operating segments to reflect our ongoing strategic transformation into a scaled provider of unique property insight, risk management and underwriting solutions. Information included herein reflects this updated segmentation for all periods presented.

We believe that we hold the leading market position for many of our solutions, including:

•	property tax processing, based on the number of loans under service;

•	flood zone determinations, based on the number of flood zone certification reports issued;

•	credit and income verification services to the U.S. mortgage lending industry, based on the number of credit reports issued;

•	property valuation and technology platform solutions, based on the number of in-house staff appraisers and inquiries received; and

•	multiple listing services ("MLS"), based on the number of active desktops using our technology.

In addition to our two reporting segments, we also have a corporate group, which includes costs and expenses not allocated to our segments.

The following table sets forth our operating revenue for the last three years from our segments:

(in thousands)	2017	% of Total Operating Revenue	2016	% of Total Operating Revenue	2015	% of Total Operating Revenue
PIRM	$703,032	37.9%	$706,496	36.2%	$712,335	46.6%
UWS	1,157,432	62.5	1,256,841	64.4	825,339	54.0
Corporate and Eliminations	(9,347)	(0.4)	(10,780)	(0.6)	(9,564)	(0.6)
Operating revenue	$1,851,117	100.0%	$1,952,557	100.0%	$1,528,110	100.0%

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

Solutions

Property Intelligence & Risk Management Solutions

Our PIRM segment combines property information, mortgage information and consumer information to deliver unique housing market and property-level insights, predictive analytics and risk management capabilities. We have also developed proprietary technology and software platforms to access, automate or track this information and assist our clients with decision-making and compliance tools in the real estate industry, insurance industry and the single and multifamily industry. We deliver this information directly to our clients in a standard format over the web, through hosted software platforms or in bulk data form. Our solutions include property insights and insurance & spatial solutions in North America, Western Europe and Asia Pacific.

Our property insights combine our patented predictive analytics and proprietary and contributed data to enable our clients to improve customer acquisition and retention, detect and prevent fraud, improve mortgage transaction cycle time and cost efficiency, identify real estate trends and neighborhood characteristics, track market performance and increase market share. Our data is comprised of real estate information with crime, site inspection, neighborhood, document images and other information from proprietary sources. We also provide verification of applicant income, identity and certain employment verification services using Internal Revenue Service ("IRS") and Social Security Administration databases as well as third-party employment data providers. Further, we maintain the leading market share of real estate listing software systems, with provisioning to more than 50% of all U.S. and Canadian real estate agents. We also provide a full range of professional services to listing organizations and assist our clients in identifying revenue opportunities and improving member services.

Our insurance & spatial solutions provide originators and property and casualty insurers the solutions required to more effectively locate, assess and manage property-level assets and risks through location-based data and analytics. In addition to the industry's first parcel-based geocoder and a proprietary parcel database covering more than 145 million parcels across the U.S., we maintain critical and up-to-date information across multiple hazard databases including information on damaging winds and sinkholes, flood data and the location of fire stations. Our analytics and hazard data are delivered to customers through multiple methods, including proprietary platforms targeted to insurance industry participants.

Underwriting & Workflow Solutions

Our UWS segment combines property information, mortgage information and consumer information to provide comprehensive mortgage origination and monitoring solutions, including underwriting-related solutions and data-enabled valuations and appraisals. We have also developed proprietary technology and software platforms to access, automate or track this information and assist our clients with vetting and on-boarding prospects, meeting compliance regulations and understanding, diagnosing and monitoring property values. Our solutions include property tax solutions, valuation solutions, credit solutions and flood services in North America.

Our property tax solutions are built from aggregated property tax information from over 20,000 taxing authorities. We use this information to advise mortgage originators and servicers of the property tax payment status of loans in their portfolio and to monitor that status over the life of the loans. If a mortgage lender requires tax payments to be impounded on behalf of its borrowers, we can also monitor and oversee the transfer of these funds to the taxing authorities and provide the lender with payment confirmation.

Our valuations solutions represent property valuation-related data-driven services and analytics combined with collateral valuation workflow technologies, which assist our clients in assessing risk of loss using both traditional and alternative forms of property valuation, driving process efficiencies, and ensuring compliance with lender and governmental regulations. We have been building collateral risk management models for more than 20 years and provide collateral information technology and solutions that automate property appraisal ordering, tracking, documentation and review for lender compliance with government regulations.

Our credit solutions have access to one of the largest consumer and business databases, which enables us to provide credit and income verification services to the mortgage and automotive industries. We provide comprehensive information about credit history, income verification and home address history. We normalize our data to provide a broad range of advanced business information solutions designed to reduce risk and improve business performance.

Our flood data solutions provide flood zone determinations in accordance with the U.S. Federal legislation passed in 1994, which requires that most mortgage lenders obtain a determination of the current flood zone status at the time each loan is originated and obtain applicable updates during the life of the loan. We provide flood zone determinations primarily to mortgage lenders.

Clients

Our clients are predominantly financial services institutions in the mortgage and insurance industries. We provide our solutions to national and regional mortgage lenders, servicers, brokers, credit unions, commercial banks, investment banks, fixed-income investors, real estate agents, MLS companies, property management companies, real estate investment trusts, property and casualty insurance companies, government agencies and government-sponsored enterprises.

Our more significant client relationships tend to be long-term in nature and we typically provide a number of different solutions to each client. Because of the depth of these relationships, we derive a significant portion of our aggregate revenue from our largest clients, with 38.7% of our 2017 operating revenues being generated by our ten largest clients. One of our clients, Bank of America, accounted for 11.1% of our operating revenues for the year ended December 31, 2017.

Competition

We offer a diverse array of specialized products and services that compete directly and indirectly with similar products and services offered by national and local providers. We believe there is no single competitor who offers the same combination of products and services that we do. Therefore, we believe that we compete with a broad range of entities.

Our PIRM segment competes with entities that provide access to data or data-based analytics products and services as part of their product offerings, including Black Knight Financial Services, which provides real estate information, analytics, valuation-related services and other solutions, ATTOM Data, which provides public records data, First American, which provides real estate, home ownership and property data, Verisk Analytics, Inc., which provides data and risk assessment in the insurance and financial services industries, and RealPage, Inc. and Yardi Systems, Inc., which provide services in the multifamily residential industry. We also compete with departments within financial institutions that utilize internal resources to provide similar analytics and services on a captive basis. We compete based on the breadth and quality of our data sets, the exclusive nature of some of our key data sets, the quality and effectiveness of our products and the integration of our platforms into client systems. We believe the data we offer is distinguished by quality, the broad range of our data sources (including non-public sources), the volume of records we maintain and our ability to provide data spanning a historical period of time that exceeds comparable data sets of most of our competitors.

Our UWS segment competes with third-party providers such as Black Knight, Inc. and Lereta LLC, which provide tax and flood services, as well as credit and screening solutions providers such as Equifax, Inc., Credit Plus, and Kroll Factual Data, and Clear Capital, Solidifi and ServiceLink, which provide valuation-related services. For these services, we compete largely based on the quality of the products and services we provide, our ability to provide scalable services at competitive prices and our ability to provide integrated platforms. We also compete with departments within financial institutions that utilize internal resources to provide similar services on a captive basis. We generally compete with captive providers based on the quality of our products and services, the scalability of our services, cost efficiencies and our ability to provide some level of risk mitigation.

Sales and Marketing

Our sales strategy is client-focused and resources are primarily assigned based on client size and complexity. Several of our sales team members and subject matter experts specialize in specific solutions, products and services. Each of our sales executives develops and maintains key relationships within each client’s business units and plays an important role in relationship management as well as developing new business. Our sales executives understand the current marketplace environment and demonstrate extensive knowledge of our clients’ internal operating structure and business needs. The depth and breadth of our relationships with our clients allows us to develop and implement solutions that are tailored to the specific needs of each client in a prompt and efficient manner.

Smaller clients, measured by revenue or geographic coverage, are primarily managed through our inside sales operations function which is responsible for working with mortgage and real estate brokers, smaller property and casualty insurance companies, fixed-income investors, appraisers, real estate agents, correspondents and other lenders.

Several of our product and service lines have sales teams and subject matter experts who specialize in specific solutions, products and services. These sales teams and subject matter experts work collaboratively with our sales executives and our inside sales operations to assist with client sales by combining our data, products and data-enabled services to meet the specific needs of each client, and may be assigned to assist with sales in targeted markets, for certain categories of clients or for particular service groups.

Our marketing strategy is to accelerate growth by building trusted relationships with our clients and delivering superior value through unique property-related data, analytics and data-enabled solutions. We use the most efficient methods available to successfully identify, target, educate and engage potential and existing clients through their preferred channel of communication. Employing client-centric marketing initiatives and campaigns, we clearly articulate our value proposition to build awareness, familiarity and interest in our business solutions, build demand for our products and services, and increase volume, quality and velocity of sales opportunities. Our marketing activities include direct marketing, advertising, public relations, event marketing, digital marketing, social media and other targeted activities.

 Acquisitions and Divestitures

Historically, we have accelerated our growth into new markets, products and services through selective acquisitions that we believe strengthen our overall solution offerings and value proposition to clients. We continually evaluate our business mix and opportunistically seek to optimize our business portfolio through acquisitions and divestitures.

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

We have more than 50 issued patents in the U.S. covering business methods, software and systems patents, principally relating to automated valuation, fraud detection, data gathering, flood detection, MLS technology and property monitoring. We also have approximately 30 patent applications pending in these and other areas in the U.S. In addition, we have a number of issued patents and pending patent applications internationally, including in Canada and Australia. The protection of our proprietary technology is important to our success and we intend to continue to protect those intellectual property assets for which we have expended substantial research and development capital and which are material to our business.

In addition, we own more than 300 trademarks in the U.S. and foreign countries, including the names of our products and services and our logos and tag lines, many of which are registered. Many of our trademarks, trade names, service marks and logos are material to our business, as they assist our clients in identifying our products and services and the quality that stands behind them.

We own more than 1,000 registered copyrights in the U.S. and foreign countries, covering computer programs, reports and manuals. We also have other literary works, including marketing materials, handbooks, presentations and website content that are protected under common law copyright. We believe our written materials are essential to our business as they provide our clients with insight into various areas of the financial and real estate markets in which we operate.

Our research and development activities focus primarily on the design and development of our analytical tools, software applications, and data sets. We expect to continue our practice of investing in the development of new software applications and systems in response to the market and client needs we identify through client input collected in meetings, phone calls and web surveys. We also assess opportunities to integrate existing data sets to enhance our products' effectiveness.

In order to maintain control of our intellectual property, we enter into license agreements with our clients, granting rights to use our products and services, including our software and databases. We also audit our clients from time to time to ensure compliance with our agreements. This helps to maintain the integrity of our proprietary intellectual property and to protect the embedded information and technology contained in our solutions. As a general practice, employees, contractors and other parties with access to our proprietary information enter into agreements that prohibit the unauthorized use or disclosure of our proprietary rights, information and technology.

Information Technology

Information technology is a significant focus area and we maintain a long-term strategic technology plan which is reassessed annually. Our information technology initiatives are driven by internal technology staff with support from a number of external technology firms. Our existing technology infrastructure is a private, dedicated cloud-based computing environment hosted in a primary and secondary technology center located in Quincy, Washington and Plano, Texas, respectively. These technology centers were formerly run by Dell and are now owned and managed by the NTT Data Corporation ("NTT").

We maintain a global innovation center ("GIC"), headquartered in Dallas, Texas, which is developing our next generation product platforms and software applications. In addition, the GIC plays a leading role in research and development in the areas of employing hardware advancements, data and analytics, mobility and the application of machine learning and mobility solutions. We supplement the GIC with a number of strategic alliances, including most notably Pivotal Software, Inc.

Technology Operations

Our private, dedicated cloud computing environment hosted by NTT is designed to enable us to deliver secure and compliant data, analytics and services to support client needs. This network of systems, combined with enterprise-level service operations, positions us as a leading property insights provider to the financial services market. Additionally, our platform stores, processes and delivers our data and our proprietary technologies that are the foundation of our business and critical to the development of our solutions. In conjunction with NTT, we operate a computing technology environment intended to allow us to provide flexible systems at all times, enabling us to deliver increased capacity as needed or when client needs demand increased speed of delivery. Additionally, our unified network architecture allows us to operate multiple systems as a single resource capable of delivering our applications, data and analytics as a combined solution to our clients.

Security

We have deployed a wide range of physical and technology security measures, along with a formal governance program, designed to secure our information technology infrastructure, personnel and data. Our governance program is based on corporate information security policies, an information security awareness training program along with an enterprise compliance program. Both our technology managers and NTT’s technology infrastructure managers are Information Technology Infrastructure Library certified. NTT is contractually obligated to comply with our information security policies and procedures. Our digital security framework provides layered protection designed to secure both active and inactive virtual machines in the data centers we use. This approach enables dedicated virtual machines to regularly scan all of our systems. These measures help to detect and prevent intrusions, monitor firewall integrity, inspect logs, catch and quarantine malware and prevent data breaches. Our physical and virtual security solutions run in tandem, enabling us to better identify suspicious activities and implement preventive measures.

Regulation

Various aspects of our businesses are subject to federal and state regulation. Our failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide certain services, as well as the possible imposition of fines and penalties. Among the more significant areas of regulation for our business are the following:

Privacy and Protection of Consumer Data

For our businesses that involve the collection, processing and distribution of personal public and non-public data, certain of their solutions and services are subject to regulation under federal, state and local laws in the U.S. and, to a lesser extent, foreign countries. These laws impose requirements regarding the collection, protection, use and distribution of some of the data we have, and provide for sanctions and penalties in the event of violations of these requirements. In addition, the Consumer Financial Protection Bureau ("CFPB") serves as the principal federal regulator of providers of consumer financial products and services. As such, the CFPB has significant rulemaking authority under existing federal statutes that regulate many of our products and services, as well as the authority to conduct examinations of certain providers of financial products and services. Under the CFPB's authority to supervise larger market participants of the credit reporting market, the CFPB has the authority to conduct examinations of our covered businesses. The CFPB also has the authority to initiate an investigation of our other businesses if it believes that a federal consumer financial law is being violated.

In terms of specific regulations applicable to us, the Gramm-Leach-Bliley Act ("GLBA") regulates the sharing of non-public personal financial information held by financial institutions and applies indirectly to companies that provide services to financial institutions. In addition to regulating information sharing, the GLBA requires that non-public personal financial information be safeguarded using physical, administrative and technological means. Certain of the non-public personal information we hold is subject to protection under the GLBA.

The Drivers Privacy Protection Act prohibits the public disclosure, use or resale by any state's department of motor vehicles of personal information about an individual that was obtained by the department in connection with a motor vehicle record, except for a “permissible purpose.”

Other federal and state laws also impose requirements relating to the privacy of information held by us. In addition, certain state laws may impose breach notice responsibilities in the event of the loss of data due to third-party security breaches, employee error, or other event resulting in persons gaining unauthorized access to our data (including, in some cases, for losses that are incurred through our clients' errors or systems).

The privacy and protection of consumer information remains a developing area and we continue to monitor legislative and regulatory developments at the federal, state and local levels. We expect that there will be enhanced regulation in the area of financial and consumer data privacy. Any such additional regulation could significantly impact some of our business practices. It is too early to assess the financial and operational impact to our business of any heightened regulation.

Regulation of Credit Reporting Businesses
The Fair Credit Reporting Act ("FCRA") governs the practices of consumer reporting agencies that are engaged in the business of collecting and analyzing certain types of information about consumers, including credit eligibility information. The FCRA also governs the submission of information to consumer reporting agencies, the access to and use of information provided by consumer reporting agencies and the ability of consumers to access and dispute information held about them. Some our databases and services are subject to regulation under the FCRA.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act") gave the CFPB supervisory authority over “larger participants” in the market for consumer financial services, as the CFPB defines by rule. In July 2012, the CFPB finalized its regulation regarding larger participants in the consumer reporting market. Under the regulation, certain of our credit services businesses are considered larger participants. As a result, the CFPB has the authority to conduct examinations of the covered credit services businesses, and we expect that we will continue to be examined by the CFPB as part of this authority.

Regulation of Settlement Services

The Real Estate Settlement Procedures Act ("RESPA") is enforced by the CFPB. RESPA generally prohibits the payment or receipt of fees or any other item of value for the referral of real estate-related settlement services. RESPA also prohibits fee shares or splits or unearned fees in connection with the provision of residential real estate settlement services, such as mortgage brokerage services and real estate brokerage services. Notwithstanding these prohibitions, RESPA permits payments for goods furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods or services provided. Our mortgage origination-related businesses that supply credit reports, flood and tax services, valuation products, and all other settlement services to residential mortgage lenders are structured and operated in a manner intended to comply with RESPA and related regulations.

Regulation of Property Valuation Activities

Real estate appraisals and automated valuation models ("AVMs") are subject to federal and state regulation. The Dodd-Frank Act implemented rules and guidance thereunder, and inter-agency guidance jointly issued by the federal financial institution regulators have expanded regulation of these activities. Regulations address appraisals, AVMs and other forms of property value estimates, which are subject to explicit and detailed regulations including licensing, pricing and quality control requirements. In addition, creditors are required to disclose information to applicants about the purpose, and provide consumers with a free copy, of any appraisal, AVM or other estimate of a home's value developed in connection with a residential real estate mortgage loan application.

In addition, the increased regulation of the residential mortgage lending industry has created opportunities for expanded use of property valuation tools.

Other Regulations

In addition to the foregoing areas of regulation, several of our other businesses are subject to regulation, including the following:

•	Our tenant screening business is subject to certain landlord-tenant laws and insurance agency laws;

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

Employees

As of December 31, 2017, we had approximately 5,900 employees, of which approximately 5,200 were employed in the U.S. and 700 outside the U.S.

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

Many of our and our clients' businesses are subject to various federal, state, local and foreign laws and regulations. Our failure to comply with applicable laws and regulations could restrict our ability to provide certain services or result in the imposition of fines and penalties, substantial regulatory and compliance costs, litigation expense, adverse publicity and loss of revenue.

In addition, our businesses are subject to an increasing degree of compliance oversight by regulators and by our clients. Specifically, the CFPB has authority to enact rules affecting the business of consumer reporting agencies and also to supervise, conduct examinations of, and enforce compliance with federal consumer financial protection laws and regulations with respect to certain “non-depository covered persons” determined by the CFPB to be “larger participants” that offer consumer financial products and services. Two of our credit businesses - CoreLogic Credco and Teletrack - are subject to the CFPB non-bank supervision program and the CFPB or other regulatory bodies could attempt to assert authority over other products or services. The CFPB and the prudential financial institution regulators such as the OCC also have the authority to examine us in our role as a service provider to large financial institutions. In addition, several of our largest bank clients are subject to consent orders with the OCC and/or are parties to the National Mortgage Settlement, both of which require them to exercise greater oversight and perform more rigorous audits of their key vendors such as us.

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

We rely on our top ten clients for a significant portion of our revenue and profit and we cannot guarantee that we will be able to retain or renew existing agreements or maintain these relationships. If these clients are negatively impacted by current economic or regulatory conditions or otherwise experience financial hardship or stress, or if the terms of our relationships with these clients change, our business, financial condition and results of operations could be adversely affected.

Our ten largest clients generated approximately 38.7% of our operating revenues for the year ended December 31, 2017, and one of our largest clients accounted for 11.1% of our revenue for the year ended December 31, 2017. We expect that a limited number of our clients will continue to represent a significant portion of our revenues for the foreseeable future, and that our concentration of revenue with one or more clients may continue to be significant or increase. These clients face continued pressure in the current economic and regulatory climate. Many of our relationships with these clients are long-standing and are important to our future operating results, but there is no guarantee that we will be able to retain or renew existing agreements or maintain our relationships on acceptable terms or at all. In addition, in response to increased regulatory oversight, clients in the mortgage lending industry may have internal policies that require them to use multiple vendors or service providers, thereby causing a diversification of revenue among many vendors. Deterioration in or termination of any of these relationships, including through vendor diversification policies or merger or consolidation among our clients, could significantly reduce our revenue and could adversely affect our business, financial condition and results of operations. In addition, certain of our businesses have higher client concentration than our company as a whole. As a result, these businesses may be disproportionately affected by declining revenue from, or loss of, a significant client.

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

A significant portion of our revenue is generated from solutions we provide to the mortgage, consumer lending and real estate industries and, as a result, a weak economy or housing market or adverse changes in the interest rate environment may adversely affect our business. The volume of mortgage origination and residential real estate transactions is highly variable. Reductions in these transaction volumes could have a direct impact on certain portions of our revenues and may materially adversely affect our business, financial condition and results of operations. Moreover, negative economic conditions and/or increasing interest rate environments could affect the performance and financial condition of some of our clients in many of our businesses, which may negatively impact our revenue, earnings and liquidity in particular if these clients go bankrupt or otherwise exit certain businesses.

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

In addition, we may have difficulty integrating our completed or any future acquisitions into our operations, including implementing controls, procedures and policies in line with our controls, procedures and policies. If we fail to properly integrate acquired businesses, products, technologies and personnel, it could impair relationships with employees, clients and strategic partners, distract management attention from our core businesses, result in control failures and otherwise disrupt our ongoing business and harm our results of operations. We also may not be able to retain key management and other critical employees after an acquisition. Although part of our business strategy may include growth through strategic acquisitions, we may not be able to identify suitable acquisition candidates, obtain the capital necessary to pursue acquisitions or complete acquisitions on satisfactory terms.

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

In addition, some of our data suppliers face similar regulatory requirements and, consequently, they may cease to be able to provide data to us or may substantially increase the fees they charge us for this data, which may make it financially burdensome or impossible for us to acquire data that is necessary to offer our products and services. Further, many consumer advocates, privacy advocates and government regulators believe that existing laws and regulations do not adequately protect privacy or ensure the accuracy of consumer-related data. As a result, they are seeking further restrictions on the dissemination or commercial use of personal information to the public and private sectors as well as contemplating requirements relative to data accuracy and the ability of consumers to opt to have their personal data removed from databases such as ours. Any future laws, regulations or other restrictions limiting the dissemination or use of personal information may reduce the quality and availability of our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

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

Over the last few years, we have reduced our costs by utilizing lower-cost labor outside the U.S. in countries such as India, Mexico and the Philippines through outsourcing arrangements. It is likely that the countries where our outsourcing vendors are located may be subject to higher degrees of political and social instability than the U.S. and may lack the infrastructure to withstand political unrest or natural disasters. Such disruptions could impact our ability to deliver our products and services on a timely basis, if at all, and to a lesser extent could decrease efficiency and increase our costs. Fluctuations of the U.S. dollar in relation to the currencies used and higher inflation rates experienced in these countries may also reduce the savings we planned to achieve. Furthermore, the practice of utilizing labor based in foreign countries has come under increased scrutiny in the U.S. and, as a result, many of our clients may require us to use labor based in the U.S. We may not be able to pass on the increased costs of higher-priced U.S.-based labor to our clients, which ultimately could have an adverse effect on our results of operations.

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

As we continue to develop and expand our products and services, we may become increasingly subject to infringement claims from third parties such as non-practicing entities, software providers and suppliers of data. Likewise, if we are unable to maintain adequate controls over how third-party software and data are used we may be subject to claims of infringement. Any claims, whether with or without merit, could:

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

As of December 31, 2017, our total debt was approximately $1.8 billion and we had unused commitments of approximately $700.0 million under our Revolving Facility.

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

The Credit Agreement governing our credit facilities imposes operating and financial restrictions on our activities. These restrictions include the financial covenants in our credit facilities, which require ongoing compliance with certain financial tests and ratios, including a minimum interest coverage ratio and maximum leverage ratio, and could limit or prohibit our ability to, among other things:

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

These restrictions on our ability to operate our business could negatively impact our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities that might otherwise be beneficial to us. Our failure to comply with these restrictions could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all our debt.

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

We may not be able to attract and retain qualified management personnel or develop current management personnel to assist in or lead company growth, which could have an adverse effect on our ability to maintain or expand our product and service offerings.

We rely on skilled management personnel and our success depends on our ability to attract, train and retain a sufficient number of such individuals. If our attrition rate increases, our operating efficiency and productivity may decrease. We compete for talented individuals not only with other companies in our industry, but also with companies in other industries, such as software services, engineering services and financial services companies, and there is a limited pool of individuals who have the skills and training needed to grow our company, especially in the increasingly-regulated environment in which we operate. Increased attrition or competition for qualified management could have an adverse effect on our ability to expand our business and product offerings, as well as cause us to incur greater personnel expenses and training costs.

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

We may not be able to effectively achieve our strategies, which could adversely affect our financial condition or results of operations.

Our ability to execute on our strategies depends in part on maintaining our competitive advantage with current solutions in new and existing markets, as well as our ability to develop new technologies and solutions to serve such markets. There can be no assurance that we will be able to realize all of the projected benefits of our cost-containment plans or that we will be able to compete successfully in new markets or continue to compete effectively in our existing markets. In addition, development of new technologies and solutions may require significant investment by us. If we fail to introduce new technologies or solutions on a cost-effective or timely basis, or if we are not successful in introducing or obtaining regulatory or market acceptance for new solutions, we may lose market share and our results of operations or cash flows could be adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2017, our real estate portfolio of 1.2 million square feet is comprised of leased property throughout 22 states in the U.S. totaling approximately 1.1 million square feet with another 92,000 square feet in the aggregate in Australia, Canada, India, France, Bulgaria, Brazil, New Zealand and the United Kingdom. Our properties range in size from a single property under 1,000 square feet to our large, multiple-building complex in Irving, TX totaling approximately 329,000 square feet. The lease governing our Irving, TX property expires in March 2032. Our corporate headquarters are located in Irvine, CA, where we occupy approximately 123,000 square feet pursuant to a lease that expires in July 2021.

All properties are primarily used as offices and have multiple expiration dates. The office facilities we occupy are, in all material respects, in good condition and adequate for their intended use.

Item 3. Legal Proceedings

For a description of our legal proceedings, see Note 15 - Litigation and Regulatory Contingencies and Note 17 - Discontinued Operations of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K, which is incorporated by reference in response to this item.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our common stock is listed on the New York Stock Exchange and trades under the symbol "CLGX". The approximate number of record holders of our common stock on February 22, 2018 was 2,523. High and low stock prices for the last two years were as follows:

	2017		2016
	High	Low	High	Low
Quarter ended March 31,	$40.94	$34.59	$36.79	$30.73
Quarter ended June 30,	$43.95	$38.49	$39.09	$33.41
Quarter ended September 30,	$48.02	$42.32	$43.43	$38.00
Quarter ended December 31,	$49.30	$42.00	$42.77	$35.60

We did not declare dividends for the years ended December 31, 2017 and 2016 and have not declared dividends since we became a stand-alone public company and changed our name to CoreLogic on June 1, 2010 and began trading on the New York Stock Exchange under the symbol “CLGX.” At this time, we do not expect to pay regular quarterly cash dividends, and any future dividends will be dependent on future earnings, financial condition, compliance with our Credit Agreement and capital requirements.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2017, we did not issue any unregistered shares of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 27, 2016, the Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $500.0 million. As of December 31, 2017, we have $210.5 million in value of shares (inclusive of commissions and fees) available to be repurchased under the plan. The stock repurchase plan has no expiration date and repurchases may be made in the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan.

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

The following table summarizes our repurchase activity under our Board-approved stock repurchase plan for the three months ending December 31, 2017:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2017	210,285	$47.01	210,285	$275,613,018
November 1 to November 30, 2017	919,715	$45.91	919,715	$233,392,416
December 1 to December 31, 2017	507,800	$45.00	507,800	$210,541,041
Total	1,637,800	$45.77	1,637,800

(1)	Calculated inclusive of commissions.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that it is specifically incorporated by reference into such filing.

The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock with corresponding changes in the cumulative total returns of the Russell 2000 Index and two peer group indices. The comparison assumes an investment of $100 at the close of business on December 31, 2012 and reinvestment of dividends. This historical performance is not indicative of future performance.

The 2016 Peer Group, which was used by the Board's Compensation Committee for 2016 compensation decisions, consisted of: Acxiom Corporation, Broadridge Financial Solutions, Inc., Black Knight Financial Services, Inc., CIBER Inc., CSG Systems International Inc., DST Systems, Inc., The Dun & Bradstreet Corporation, Equifax, Inc., Fair Isaac Corporation, Fidelity National Financial, Inc., First American Financial, Gartner, Inc., Jack Henry & Associates, Inc., Neustar, Inc. and Verisk Analytics, Inc. In 2017, the Compensation Committee adopted the 2017 Peer Group for use in 2017 compensation decisions, modifying the 2016 Peer Group to add TeraData Corporation. In addition, Black Knight Financial Services, Inc., and Neustar, Inc., were removed from the 2017 Peer Group as they were both delisted and ceased trading. The 2017 Peer Group more accurately and appropriately reflects our business and the industries in which we compete and also reflects the recent merger and acquisition activity and corporate reorganizations impacting companies in the 2016 Peer Group. We have included the 2016 Peer Group in the performance graph above for transition purposes only.

Item 6. Selected Financial Data

The selected consolidated financial data for the five-year period ended December 31, 2017 has been derived from the consolidated financial statements. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto, “Item 1—Business—Corporate Events—Acquisitions” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Consolidated Results of Operations.” The consolidated statements of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014, and 2013 have been derived from financial statements not included herein.

In September 2014, we completed the sale of our collateral solutions and field services businesses. Therefore, these results of operations are all reflected as discontinued operations. See Note 17 – Discontinued Operations of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of Part II of this report for additional disclosures.

(in thousands, except per share amounts)	For the Year Ended December 31,
Income Statement Data:	2017	2016	2015	2014	2013
Operating revenue	$1,851,117	$1,952,557	$1,528,110	$1,405,040	$1,404,401
Operating income	$238,618	$277,940	$203,449	$170,517	$143,557
Equity in (losses)/earnings of affiliates, net of tax	$(1,186)	$496	$13,720	$14,120	$27,361
Amounts attributable to CoreLogic:
Income from continuing operations, net of tax	$149,534	$109,946	$128,400	$89,741	$100,313
Income/(loss) from discontinued operations, net of tax	2,315	(1,466)	(556)	(16,653)	14,423
Gain/(loss) from sale of discontinued operations, net of tax	313	(1,930)	—	112	(7,008)
Net income	$152,162	$106,550	$127,844	$73,200	$107,728
Balance Sheet Data:
Assets of discontinued operations	$383	$662	$681	$4,267	$38,926
Total assets	$4,077,413	$3,907,534	$3,673,716	$3,487,295	$2,981,316
Long-term debt	$1,753,570	$1,602,047	$1,336,674	$1,301,495	$818,114
Total equity	$1,007,876	$1,002,984	$1,049,490	$1,014,167	$1,044,373
Amounts attributable to CoreLogic:
Basic income/(loss) per share:
Income from continuing operations, net of tax	$1.79	$1.26	$1.44	$0.99	$1.05
Income/(loss) from discontinued operations, net of tax	0.03	(0.02)	(0.01)	(0.18)	0.15
Gain/(loss) from sale of discontinued operations, net of tax	—	(0.02)	—	—	(0.07)
Net income	$1.82	$1.22	$1.43	$0.81	$1.13
Diluted income/(loss) per share:
Income from continuing operations, net of tax	$1.75	$1.23	$1.42	$0.97	$1.03
Income/(loss) from discontinued operations, net of tax	0.03	(0.02)	(0.01)	(0.18)	0.15
Gain/(loss) from sale of discontinued operations, net of tax	—	(0.02)	—	—	(0.07)
Net income	$1.78	$1.19	$1.41	$0.79	$1.11
Weighted average shares outstanding
Basic	83,499	87,502	89,070	90,825	95,088
Diluted	85,234	89,122	90,564	92,429	97,109

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

•	our ability to protect proprietary technology rights;

•	difficult or uncertain conditions in the mortgage and consumer lending industries and the economy generally;

•	our ability to realize the anticipated benefits of certain acquisitions and the timing thereof;

•	intense competition in the market against third parties and the in-house capabilities of our clients;

•	risks related to the outsourcing of services and international operations;

•	the level of our indebtedness, our ability to service our indebtedness and the restrictions in our various debt agreements;

•	our ability to attract and retain qualified management;

•	impairments in our goodwill or other intangible assets;

•	our cost reduction program and growth strategies, and our ability to effectively and efficiently implement them; and

•	the remaining tax sharing arrangements and other obligations associated with the spin-off of FAFC.

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

We offer our clients a comprehensive national database covering real property and mortgage information, judgments and liens, building and replacement costs, parcel and geospatial data, criminal background records, eviction information, non-prime lending records, credit information, and tax information, among other data types. Our databases include over 900 million historical property transactions, over 100 million mortgage applications and property-specific data covering approximately 99% of U.S. residential properties, as well as commercial locations, totaling nearly 150 million records. We are also the industry's first parcel-based geocoder and have developed a proprietary parcel database covering more than 145 million parcels across the U.S. We believe the quality of the data we offer is distinguished by our broad range of data sources and our experience in aggregating, organizing, normalizing, processing and delivering data to our clients.

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

Overview of Business Environment and Company Developments

Business Environment

The volume of U.S. mortgage loan originations serves as a key market driver for more than half of our business. We believe the volume of real estate and mortgage transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, employment levels and the overall state of the U.S. economy. We believe mortgage origination loan applications decreased by approximately 20% in 2017 relative to 2016, primarily due to significantly lower mortgage refinance volumes resulting from rising interest rates. For 2018, we expect the trend in rising interest rates to continue and therefore we expect 2018 mortgage unit volumes to be approximately 10% lower relative to 2017 levels, mostly due to lower expected refinance activity.

We generate the majority of our revenues from clients with operations in the U.S. residential real estate, mortgage origination and mortgage servicing markets. Approximately 38.7%, 43.0%, and 33.5% of our operating revenues for the year ended December 31, 2017, 2016 and 2015, respectively, were generated from our ten largest clients who consist of some of the largest U.S. mortgage originators and servicers. One of our clients, Bank of America, accounted for 11.1% of our operating revenues, respectively, for the year ended December 31, 2017, and two of our clients, Wells Fargo and Bank of America, accounted for 14.0% and 11.5%, respectively, of our operating revenues for the year ended December 31, 2016, with both of our business segments reporting revenue from these customers. No client accounted for 10.0% or more of our operating revenues for the year ended December 31, 2015.

Recent Company Developments

Acquisitions

In August 2017, we completed the acquisitions of Mercury, Myriad and Clareity for total cash of approximately $189.4 million. The acquisition of Myriad included contingent consideration of up to $3.0 million, to be paid in cash by 2019 upon the achievement of certain revenue targets in fiscal years 2017 and 2018. See Note 16 - Acquisitions for further discussion.

Financing Activities

In August 2017, we amended and restated our Credit Agreement. The Credit Agreement provides for a $1.8 billion Term Facility, and a $700.0 million five-year Revolving Facility. The Term Facility matures and the Revolving Facility expires in August 2022. The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $100.0 million in the aggregate; however, the lenders are not obligated to do so. See Note 8 - Long Term Debt for further discussion.

Productivity & Cost Management

In line with our on-going commitment to operational excellence and margin expansion, we achieved our cost reduction target of $30.0 million in 2017. Savings were realized through the reduction of operating costs, selling, general and administrative costs, outsourcing certain business process functions, consolidation of real estate facilities and other operational improvements.

Unless otherwise indicated, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K relate solely to the discussion of our continuing operations.

Consolidated Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Operating Revenues

Our consolidated operating revenues were $1.9 billion for the year ended December 31, 2017, a decrease of $101.4 million when compared to 2016, and consisted of the following:

(in thousands, except percentages)	2017	2016	$ Change	% Change
PIRM	$703,032	$706,496	$(3,464)	(0.5)%
UWS	1,157,432	1,256,841	(99,409)	(7.9)
Corporate and eliminations	(9,347)	(10,780)	1,433	(13.3)
Operating revenues	$1,851,117	$1,952,557	$(101,440)	(5.2)%

Our PIRM segment revenues decreased by $3.5 million, or 0.5%, when compared to 2016. Acquisition activity contributed $10.5 million in 2017. Excluding acquisition activity, the decrease of $14.0 million was primarily due to lower property insights revenues of $22.2 million from lower mortgage loan origination volumes and project-related revenues and lower other revenues of $6.8 million, partially offset by higher insurance & spatial solutions revenues of $15.0 million, improved pricing, market share gains and new product contributions.

Our UWS segment revenues decreased by $99.4 million, or 7.9%, when compared to 2016. Acquisition activity contributed $30.4 million in 2017. Excluding acquisition activity, the decrease of $129.8 million was primarily comprised of revenue reductions in valuation solutions of $106.8 million, flood data solutions of $9.1 million and other of $13.9 million. These reductions reflect lower mortgage loan origination volumes as well as the impact of the planned vendor diversification by a significant appraisal management client.

Our corporate and eliminations revenues were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services (exclusive of depreciation and amortization)

Our consolidated cost of services was $1.0 billion for the year ended December 31, 2017, a decrease of $69.1 million, or 6.6%, when compared to 2016. Acquisition activity contributed $18.6 million of additional cost in 2017. Excluding acquisition activity, the decrease of $87.7 million was primarily due to lower revenues and our on-going operational efficiency programs.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $459.8 million for the year ended December 31, 2017, an increase of $1.7 million, or 0.4%, when compared to 2016. Acquisition activity contributed an increase of $7.2 million in 2017. Excluding acquisition activity, the decrease of $5.5 million was primarily due to lower personnel-related expenses of $59.8 million largely from lower variable compensation and the favorable impact of our ongoing operational efficiency programs. These programs also lowered facility costs by $2.3 million, travel and communication costs by $2.4 million and other costs by $9.4 million, partially offset by higher legal settlement costs of $14.0 million, higher external services costs of $32.4 million (including investments in technology, innovation and compliance-related capabilities) and higher professional fees of $22.0 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $177.8 million for the year ended December 31, 2017, an increase of $5.2 million, or 3.0%, when compared to 2016. Acquisition activity contributed $10.4 million in 2017. Excluding acquisition activity, the decrease of $5.2 million was primarily due to assets that were fully depreciated in the prior year, primarily in the UWS segment.

Operating Income

Our consolidated operating income was $238.6 million for the year ended December 31, 2017, a decrease of $39.3 million, or 14.1%, when compared to 2016, and consisted of the following:

(in thousands, except percentages)	2017	2016	$ Change	% Change
PIRM	$89,129	$101,700	$(12,571)	(12.4)%
UWS	233,366	255,583	(22,217)	(8.7)
Corporate and eliminations	(83,877)	(79,343)	(4,534)	5.7
Operating income	$238,618	$277,940	$(39,322)	(14.1)%

Our PIRM segment operating income decreased by $12.6 million, or 12.4%, when compared to 2016. Acquisition-related activity contributed $3.2 million to operating income in 2017. Excluding acquisition activity, operating income decreased $15.8 million and operating margins decreased 199 basis points primarily due to lower property insights revenues and higher legal settlement costs of $14.0 million, partially offset by higher insurance & spatial solutions revenues and the impact of our on-going operational efficiency programs.

Our UWS segment operating income decreased by $22.2 million, or 8.7%, when compared to 2016. Acquisition-related activity contributed $1.4 million of operating losses in 2017 primarily due to the amortization of acquired intangibles. Excluding acquisition activity, operating income decreased $23.6 million and operating margins remained relatively consistent when compared to 2016. The decrease was primarily due to lower revenues, partially offset by the impact of our ongoing operational efficiency programs.

Corporate and eliminations operating loss increased $4.5 million, or 5.7%, due to higher stock-based compensation of $4.2 million from a one-time vesting acceleration in accordance with our equity plan, along with higher external services costs from investments in technology, innovation and compliance-related capabilities of $48.0 million, partially offset by the impact of ongoing operational efficiency programs.

Total Interest Expense, Net

Our consolidated total interest expense, net was $61.8 million for the year ended December 31, 2017, an increase of $1.5 million, or 2.5%, when compared to 2016. The increase was primarily due to a higher average outstanding principal balance in 2017 and higher interest rates.

Loss on early extinguishment of debt

Our consolidated loss on early extinguishment of debt was $1.8 million for the year ended December 31, 2017, a decrease of $24.8 million when compared to 2016. The decrease is primarily related to losses on our extinguishment of debt of $24.4 million in connection with the redemption of all outstanding balances under the 7.25% senior notes in July 2016 and $2.2 million in connection with the pay down on the 7.55% senior debentures in November 2016. For the year ended December 31, 2017, we wrote-off unamortized debt issuance costs of $1.8 million due to financing activities in August 2017.

Impairment Loss on Investment in Affiliates

Our consolidated impairment loss on investment in affiliates was $3.8 million for the year ended December 31, 2017, a decrease of $19.6 million, or 83.7%. Such write-downs are due to other-than-temporary losses in value in investments, reflecting our expected inability to recover the carrying amount of the investments.

Loss on Investments and Other, Net

Our consolidated loss on investments and other, net was $2.3 million for the year ended December 31, 2017, an unfavorable variance of $22.1 million when compared to 2016. The variance is primarily due to the prior year gain of $8.0 million on the fair value adjustment of the contingent consideration related to the acquisition of FNC, Inc. ("FNC") in April 2016, a prior year gain of $11.4 million from the sale of investments, prior year losses of $2.0 million related to supplemental benefit plans, current year losses of $5.1 million from the final settlement of a previously terminated pension plan, current year net losses of $1.9 million in connection with the purchase of Mercury, partially offset by higher realized gains on investments of $2.3 million.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations was $18.2 million and $54.5 million for the years ended December 31, 2017 and 2016, respectively. Our effective income tax rate was 10.8% and 33.3% for the years ended December 31, 2017 and 2016, respectively. The change in the effective income tax rate was primarily due to the enactment of the Tax Cuts and Jobs Act ("TCJA") enacted in December 2017, which required the remeasurement of our federal deferred tax assets and liabilities due to the reduction of U.S. corporate income tax rate from 35.0% to 21.0%. See Note 9 - Income Taxes of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further discussion.

Income from Discontinued Operations, Net of Tax

Our consolidated income from discontinued operations, net of tax was $2.3 million for the year ended December 31, 2017, a favorable variance of $3.8 million, when compared to 2016, due primarily to a legal settlement gain in the current year, partially offset by legal costs.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Operating Revenues

Our consolidated operating revenues were $2.0 billion for the year ended December 31, 2016, an increase of $424.4 million when compared to 2015, and consisted of the following:

(in thousands, except percentages)	2016	2015	$ Change	% Change
PIRM	$706,496	$712,335	$(5,839)	(0.8)%
UWS	1,256,841	825,339	431,502	52.3
Corporate and eliminations	(10,780)	(9,564)	(1,216)	12.7
Operating revenues	$1,952,557	$1,528,110	$424,447	27.8%

Our PIRM segment revenues decreased by $5.8 million, or 0.8%, when compared to 2015. Acquisition activity contributed $14.5 million in 2016. Excluding acquisition activity, the decrease of $20.3 million was primarily due to lower property insights of $20.8 million from lower project-related revenues and lower other revenues of $5.3 million, partially offset by higher insurance & spatial solutions of $5.8 million from improved pricing and new product offerings.

Our UWS segment revenues increased by $431.5 million, or 52.3%, when compared to 2015. Acquisition activity contributed $384.8 million in 2016. Excluding acquisition activity, the increase of $46.7 million was primarily due to higher mortgage loan origination volumes and market-share gains, which increased our revenues from property tax solutions by $37.5 million, credit solutions by $36.2 million and flood data solutions by $7.5 million, partially offset by lower valuation solutions of $3.5 million and lower other revenues of $31.0 million due to certain business line exits and market volume decreases.

Our corporate and eliminations revenues were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services (exclusive of depreciation and amortization)

Our consolidated cost of services was $1.0 billion for the year ended December 31, 2016, an increase of $267.4 million, or 34.4%, when compared to 2015. Acquisition activity contributed an increase of $272.5 million in 2017. Excluding acquisition activity, the decrease of $5.1 million was primarily due to lower costs of $26.0 million resulting from our on-going operational efficiency programs and favorable product mix, partially offset by higher costs of $20.9 million associated with higher mortgage origination volumes.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses was $458.1 million for the year ended December 31, 2016, an increase of $60.3 million, or 15.2%, when compared to 2015. Acquisition activity contributed an increase of $74.7 million in 2017. Excluding acquisition activity, the decrease of $14.4 million was primarily due to our on-going operational efficiency programs which resulted in lower compensation-related expenses of $20.4 million and lower professional fees of $18.4 million, partially offset by higher external services costs of $17.1 million (including cyber-security and compliance costs), higher provision for doubtful accounts of $5.1 million and other of $2.2 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $172.6 million for the year ended December 31, 2016, an increase of $22.2 million, or 14.8%, when compared to 2015. Acquisition activity contributed $32.3 million in 2017. Excluding acquisition activity, the decrease of $10.1 million was primarily due to assets that were fully depreciated in the prior year primarily in the UWS segment.

Operating Income

Our consolidated operating income was $277.9 million for the year ended December 31, 2016, an increase of $74.5 million, or 36.6%, when compared to 2015, and consisted of the following:

(in thousands, except percentages)	2016	2015	$ Change	% Change
PIRM	$101,700	$96,707	$4,993	5.2%
UWS	255,583	192,367	63,216	32.9
Corporate and eliminations	(79,343)	(85,625)	6,282	(7.3)
Operating income	$277,940	$203,449	$74,491	36.6%

Our PIRM segment operating income increased by $5.0 million, or 5.2%, when compared to 2015 and operating margins increased 50 basis points primarily due to the impact of improved pricing and new product offerings in our insurance & spatial solutions and the impact of our on-going operational efficiency programs; partially offset by lower project-related revenues.

Our UWS segment operating income increased by $63.2 million, or 32.9%, when compared to 2015. Acquisition-related activity contributed $15.4 million to operating income in 2016. Excluding acquisition activity, operating income increased $47.8 million and operating margins increased 434 basis points primarily due to an increase in mortgage loan origination volumes, market-share gains, product mix, and the impact of ongoing operational efficiency programs.

Corporate and eliminations operating loss decreased $6.3 million, or 7.3%, due to higher non-recurring selling, general and administrative expenses primarily related to investments related to our operational efficiency programs in 2015.

Total Interest Expense, Net

Our consolidated total interest expense, net was $60.3 million for the year ended December 31, 2016, a decrease of $2.1 million, or 3.4%, when compared to 2015. The decrease was primarily due to lower interest rates, partially offset by a higher average outstanding principal balance in the current year and an out-of-period adjustment recorded during the first quarter of 2015, which reduced interest expense by $5.2 million. The lower interest rates were the result of our financing activities in July 2016 in which we amended our Credit Agreement and redeemed our 7.25% senior notes.

Loss on early extinguishment of debt

Our consolidated loss on early extinguishment of debt was $26.6 million for the year ended December 31, 2016, an increase of $25.0 million when compared to 2015. The increase is primarily related to our extinguishment of debt of $24.4 million in connection with the redemption of all outstanding balances under the 7.25% senior notes in July 2016 and $2.2 million in connection with the pay down on the 7.55% senior debentures in November 2016. For the year ended December 31, 2016, we wrote-off unamortized debt issuance costs of $1.6 million due to financing activities in April 2015.

Tax indemnification release

Our federal FAFC indemnification receivable of $23.4 million was recognized as tax indemnification release in our income from continuing operations for the year ended December 31, 2016. The release of the federal FAFC indemnification was due to the closure of the IRS audit for the exam years ended December 31, 2005 through 2009. Our associated federal tax reserves for uncertain tax benefits of $21.8 million and federal tax liability of $1.5 million was released and recognized as income tax benefit through provision for income taxes. Net income from continuing operations was not impacted due to the offsetting favorable tax benefit recognized from the release of the federal tax reserves for uncertain tax benefits, which resulted in a favorable variance to the effective tax rate.

Impairment Loss on Investment in Affiliates

Our consolidated impairment loss on investment in affiliates was $23.4 million for the year ended December 31, 2016. Such write-downs are due to other-than-temporary losses in value in investments, reflecting our inability to recover the carrying amount of the investments.

Gain on Investments and Other, Net

Our consolidated gain on investments and other was $19.8 million for the year ended December 31, 2016, a decrease of $14.1 million when compared to 2015. The decrease is primarily due to the prior year acquisition of the remaining 49.9% interest in RELS LLC ("RELS") which resulted in a $34.3 million gain due to the step-up in fair value on the previously held interest in 2015, losses in the current year compared to the prior year on employee benefits of $1.5 million, partially offset by a current year gain of $8.0 million on the fair value adjustment of the contingent consideration related to the FNC acquisition, $11.4 million gain from the sale of investments, gains in the current year compared to prior year losses on the investments related to supplemental benefit plans of $2.0 million and other of $0.3 million.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations was $54.5 million and $57.4 million for the years ended December 31, 2016 and 2015, respectively. Our effective income tax rate was 33.3% and 33.4% for the years ended December 31, 2016 and 2015, respectively. While the effective income tax rate remained relatively flat, we recorded changes due to the closure of the IRS audit for the exam years ended December 31, 2005 through 2009, which we were indemnified by FAFC, and an out-of-period adjustment recorded during the fourth quarter of 2016; these were mostly offset by an increase in current year valuation allowance on certain deferred tax assets that may not be recognized in the future.

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

Loss from Discontinued Operations, Net of Tax

Our consolidated loss from discontinued operations, net of tax was $1.5 million for the year ended December 31, 2016, an unfavorable variance of $0.9 million when compared to 2015, primarily related to higher professional fees.

Loss from Sale of Discontinued Operations, Net of Tax

Our consolidated loss from sale of discontinued operations, net of tax was $1.9 million for the year ended December 31, 2016, primarily due to transaction payments under an amendment to the sale agreement of collateral solutions and field services businesses.

Net Income Attributable to Noncontrolling Interests

In January 2016, we acquired the remaining 40% interest in New Zealand-based Property IQ Ltd. (“PIQ"). Our consolidated net income attributable to noncontrolling interests for the year ended December 31, 2015 was $1.2 million.

Liquidity and Capital Resources

Cash and cash equivalents totaled $118.8 million and $72.0 million as of December 31, 2017 and 2016, respectively, representing an increase of $46.8 million. Cash and cash equivalents decreased $27.1 million in 2016 compared to 2015.

We hold our cash balances inside and outside of the U.S. Our cash balances held outside of the U.S. are primarily related to our international operations. As of December 31, 2017, we held $46.3 million in foreign jurisdictions. Most of the amounts held outside of the U.S. could be repatriated to the U.S. without the assessment of additional income tax other than the one-time transition tax pursuant to the TCJA. The Company is finalizing and will report this aspect of the TCJA during 2018. We plan to maintain significant cash balances outside the U.S. for the foreseeable future.

Restricted cash of $7.6 million and $17.9 million at December 31, 2017 and 2016, respectively, represents cash pledged for various letters of credit provided in the ordinary course of business to certain vendors in connection with obtaining insurance and real property leases and escrow accounts due to acquisitions and divestitures. The variance is due to settlements of escrow accounts.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in operating assets and liabilities. Total cash provided by operating activities was $383.6 million, $413.6 million and $328.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. The decrease in cash provided by operating activities in 2017 relative to 2016 was primarily due to lower net earnings as adjusted to exclude non-cash items, partially offset by favorable changes in working capital. We also benefited from lower cash used by operating activities from our discontinued operations of $4.1 million in 2017.

The increase in cash provided by operating activities in 2016 relative to 2015 was primarily due to cash generated from higher net earnings, as adjusted to exclude non-cash items, offset by unfavorable changes in working capital. We also benefited from lower cash used by operating activities from our discontinued operations of $7.2 million.

Investing Activities. Total cash used in investing activities consisted primarily of capital expenditures, acquisitions and dispositions. Cash used in investing activities was approximately $262.0 million, $481.8 million, and $277.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Cash used in investing activities from continuing operations during 2017 was primarily related to net cash paid for acquisitions, including Mercury for $153.0 million, Myriad for $22.0 million and Clareity for $15.0 million. Further, we had investments in property and equipment and capitalized data of $40.5 million and $35.0 million, respectively, and purchases of investments of $5.9 million, partially offset by changes in restricted cash of $7.9 million.

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

For the year ending December 31, 2018, we anticipate investing between $90 million and $100 million in capital expenditures for property and equipment and capitalized data. Capital expenditures are expected to be funded by a combination of existing cash balances, cash generated from operations or additional borrowings.

Financing Activities. Total cash used in financing activities was $73.4 million and $58.5 million for the years ended December 31, 2017 and 2015, respectively. Total cash provided by financing activities was $41.1 million for the year ended December 31, 2016.

Net cash used in financing activities during 2017 was primarily comprised of repayment of long-term debt of $1.8 billion, share repurchases of $207.4 million, debt issuance costs of $14.3 million and net settlement from stock-based compensation related transactions of $4.4 million, partially offset by proceeds from debt issuance of $2.0 billion.

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

Financing and Financing Capacity

We had total debt outstanding of $1.8 billion and $1.6 billion as of December 31, 2017 and 2016, respectively. Our significant debt instruments are described below.

Credit Agreement

In August 2017, we amended and restated our Credit Agreement. The Credit Agreement provides for a $1.8 billion Term Facility and a $700.0 million Revolving Facility. The Term Facility matures and the Revolving Facility expires in August 2022. The Credit Agreement also provides for the ability to increase the Term Facility and/or Revolving Facility by up to $100.0 million in the aggregate; however, the lenders are not obligated to do so. For a detailed description of our Credit Agreement, see Note 8 - Long-Term Debt of our consolidated financial statements. As of December 31, 2017, we had borrowing capacity under the Revolving Facility of $700.0 million and were in compliance with the financial and restrictive covenants of the Credit Agreement. See Note 8 -Long Term Debt for further discussion.

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

The Credit Agreement contains the following financial maintenance covenants: (i) a maximum total leverage ratio not to exceed 4.50:1.00; (stepped down to 4.25:1.00 starting with the fiscal quarter ending on September 30, 2018, with a further step down to 4.00:1.00 starting with the fiscal quarter ending on September 30, 2019, with an additional step down to 3.75:1.00 starting with the fiscal quarter ending on September 30, 2020, and a final step down to 3.50:1.00 starting with the fiscal quarter ending on September 30, 2021) and (ii) a minimum interest coverage ratio of at least 3.50:1.00.

At December 31, 2017, we had borrowing capacity of $700.0 million under the Revolving Facility and we were in compliance with all of our covenants under the Credit Agreement. However, if we have a significant increase in our outstanding debt or if our covenant EBITDA decreases significantly, we may be unable to incur additional indebtedness, and the lenders under the Credit Agreement may be unwilling to permit us to amend the financial or restrictive covenants described above to provide additional flexibility.

As of December 31, 2017 and December 31, 2016, we recorded $1.0 million and $0.8 million, respectively, of accrued interest expense.

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

Liquidity and Capital Strategy

We expect that cash flows from operations and current cash balances, together with available borrowings under our Revolving Facility, will be sufficient to meet operating requirements through the next twelve months. Cash available from operations, however, could be affected by any general economic downturn or any decline or adverse changes in our business such as a loss of clients, competitive pressures or other significant change in business environment.

We strive to pursue a balanced approach to capital allocation and will consider the repurchase of common shares, the retirement of outstanding debt, investments and the pursuit of strategic acquisitions on an opportunistic basis.

During the years ended December 31, 2017, 2016 and 2015, we repurchased approximately $4.6 million, 5.0 million and 2.5 million shares of our common stock for $207.4 million, $195.0 million and $97.4 million, respectively, including commission costs.

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

Contractual Obligations

A summary, by due date, of our total contractual obligations at December 31, 2017, is as follows:

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Operating leases	$27,860	$49,408	$27,105	$62,175	$166,548
Long-term debt	70,046	297,357	1,395,259	14,645	1,777,307
Interest payments related to debt (1)	61,775	114,854	78,546	6,081	261,256
Total (2)	$159,681	$461,619	$1,500,910	$82,901	$2,205,111

(1)	Estimated interest payments, net of the effect of our Swaps, are calculated assuming current interest rates over minimum maturity periods specified in debt agreements.

(2)
Excludes a net liability of $12.0 million related to uncertain tax positions including associated interest and penalties, and deferred compensation of $35.3 million due to uncertainty of payment period.

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

For products or services where delivery occurs over time, we recognize revenue ratably on a subscription basis over the contractual service period once initial delivery has occurred. Generally, these service periods range from one to three years. Products or services recognized on a license or subscription basis include information and analytic products, property risk and replacement cost, flood database licenses, realtor's solutions and lending solutions. For certain of our products or services, clients may also pay us upfront set-up fees, which we defer and recognize as revenue over the longer of the contractual term or expected client relationship period.

Property tax processing revenues are comprised of periodic loan fees and life-of-loan fees. For periodic loan fee arrangements, we generate monthly fees at a contracted rate for as long as we service the loan. Loans serviced with a one-time, life-of-loan fee are billed once the loan is boarded to our tax servicing system in accordance with a client tax servicing agreement. Life-of-loan fees are then deferred and recognized ratably over the expected service period. The rates applied to recognize revenues assume a 10-year expected life and are adjusted to reflect prepayments. We review the tax service contract portfolio monthly to determine if there have been material changes in the expected lives, deferred on-boarding costs, expected service period and/or changes in the number and/or timing of prepayments. Accordingly, we may adjust the rates to reflect current trends.

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

Goodwill and other intangible assets. We perform an annual impairment test for goodwill and other indefinite-lived intangible assets for each reporting unit every fourth quarter, or on an interim basis if an indicator of impairment is present. In assessing the overall carrying value of our goodwill and other intangibles, we could first assess qualitative factors to determine whether the fair value of a reporting unit is less than its carrying amount. Examples of such events or circumstances include the following: cost factors, financial performance, legal and regulatory factors, entity specific events, industry and market factors, macroeconomic conditions and other considerations. For goodwill, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then quantitative impairment testing is performed. We could also elect to perform a quantitative impairment test without first assessing qualitative factors. In analyzing goodwill for the quantitative impairment test, we use a combination of the income and market approach.

If the fair value of the reporting unit exceeds its carrying value, then goodwill is not considered impaired and no additional analysis is required. However, if the book value is greater than the fair value, an impairment loss is recorded for the excess. The valuation of goodwill requires assumptions and estimates of many critical factors including revenue growth, cash flows, market multiples and discount rates.

For other indefinite-lived intangible assets, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then quantitative impairment testing is performed. In assessing the fair value of indefinite-lived intangibles, we compare the fair value of the asset to its carrying value to determine if there is an impairment. If the fair value of the asset is less than its carrying value, an impairment loss is recorded. See further discussion in Note 6 – Goodwill, Net of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further discussion.

As of December 31, 2017, our reporting units related to continuing operations are PIRM and UWS. During the fourth quarter of 2017, we elected to perform a quantitative impairment test on our reporting units without first assessing qualitative factors. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. Key assumptions used to determine the fair value of our reporting units in our testing were: (a) expected cash flows for the period from 2018 to 2023; and (b) discount rates ranging from 8.5% and 9.0%, which were based on management's best estimate of an after-tax weighted average cost of capital. We noted no indicators of impairment on our reporting units related to continuing operations through our Step 1 analysis. It is reasonably possible that changes in the facts, judgments, assumptions and estimates used in assessing the fair value of the goodwill could cause a reporting unit to become impaired.

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

Stock-based compensation. Our primary means of providing stock-based compensation is granting restricted stock units (“RSUs”) and performance-based restricted stock units (“PBRSUs”). The fair value of any grant is based on the market value of our shares on the date of grant and is generally recognized as compensation expense over the vesting period. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide services in exchange for the award. We utilize the Monte-Carlo simulation method to estimate the fair value for any PBRSUs granted and the Black-Scholes model to estimate the fair value of stock options. We apply the straight-line single option method of attributing the value of stock-based compensation expense. As stock-based compensation expense recognized in results of operations is based on awards ultimately expected to vest, stock-based compensation expense has been reduced for forfeitures. Forfeitures are recognized at the time they occur. We apply the long-form method for determining the pool of windfall tax benefits.

In addition, we have an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the first or last day of each quarter, whichever is lower. We recognize an expense in the amount equal to the estimated fair value of the discount.

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

As of December 31, 2017, we had approximately $1.8 billion in long-term debt outstanding, all of which was variable interest rate debt. As of December 31, 2017, the remaining notional balance of the Swaps was $725.0 million. A hypothetical 1% increase or decrease in interest rates could result in an approximately $2.6 million change to interest expense on a quarterly basis.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CoreLogic, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CoreLogic, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Mercury Network, LLC (“Mercury”), Myriad Development, Inc. (“Myriad”), and Clareity Security, LLC (“Clareity”) from its assessment of internal control over financial reporting as of December 31, 2017 because they were acquired by the Company in purchase business combinations during 2017. We have also excluded Mercury, Myriad, and Clareity from our audit of internal control over financial reporting. Mercury, Myriad, and Clareity are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 0.5% and 1.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Irvine, California
February 27, 2018

We have served as the Company’s or its predecessor’s auditor since 1954, which includes periods prior to the Company’s separation from its predecessor (The First American Corporation) in 2010.

CoreLogic, Inc.
Consolidated Balance Sheets
As of December 31, 2017 and 2016

(in thousands, except par value)
Assets	2017	2016
Current assets:
Cash and cash equivalents	$118,804	$72,031
Accounts receivable (less allowances of $8,229 and $8,857 in 2017 and 2016, respectively)	256,595	269,229
Prepaid expenses and other current assets	46,837	43,060
Income tax receivable	7,649	6,905
Assets of discontinued operations	383	662
Total current assets	430,268	391,887
Property and equipment, net	447,659	449,199
Goodwill, net	2,250,599	2,107,255
Other intangible assets, net	475,613	478,913
Capitalized data and database costs, net	329,403	327,921
Investment in affiliates, net	38,989	40,809
Deferred income tax assets, long-term	366	1,516
Restricted cash	7,565	17,943
Other assets	96,951	92,091
Total assets	$4,077,413	$3,907,534
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$143,849	$168,284
Accrued salaries and benefits	93,717	107,234
Deferred revenue, current	303,948	284,622
Current portion of long-term debt	70,046	105,158
Liabilities of discontinued operations	1,806	3,123
Total current liabilities	613,366	668,421
Long-term debt, net of current	1,683,524	1,496,889
Deferred revenue, net of current	504,900	487,134
Deferred income tax liabilities, long-term	102,571	120,063
Other liabilities	165,176	132,043
Total liabilities	3,069,537	2,904,550

Equity:
CoreLogic, Inc.'s ("CoreLogic") stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 80,885 and 84,368 shares issued and outstanding as of December 31, 2017 and 2016, respectively	1	1
Additional paid-in capital	224,455	400,452
Retained earnings	877,111	724,949
Accumulated other comprehensive loss	(93,691)	(122,418)
Total CoreLogic stockholders' equity	1,007,876	1,002,984
Total liabilities and equity	$4,077,413	$3,907,534

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except per share amounts)	2017	2016	2015
Operating revenue	$1,851,117	$1,952,557	$1,528,110
Cost of services (exclusive of depreciation and amortization)	974,851	1,043,937	776,509
Selling, general and administrative expenses	459,842	458,102	397,775
Depreciation and amortization	177,806	172,578	150,377
Total operating expenses	1,612,499	1,674,617	1,324,661
Operating income	238,618	277,940	203,449
Interest expense:
Interest income	1,532	3,052	4,021
Interest expense	63,356	63,392	66,486
Total interest expense, net	(61,824)	(60,340)	(62,465)
Loss on early extinguishment of debt	(1,775)	(26,624)	(1,589)
Tax indemnification release	—	(23,350)	—
Impairment loss on investment in affiliates	(3,811)	(23,431)	—
(Loss)/gain on investments and other, net	(2,316)	19,779	33,831
Income from continuing operations before equity in (losses)/earnings of affiliates and income taxes	168,892	163,974	173,226
Provision for income taxes	18,172	54,524	57,394
Income from continuing operations before equity in (losses)/earnings of affiliates	150,720	109,450	115,832
Equity in (losses)/earnings of affiliates, net of tax	(1,186)	496	13,720
Net income from continuing operations	149,534	109,946	129,552
Income/(loss) from discontinued operations, net of tax	2,315	(1,466)	(556)
Gain/(loss) from sale of discontinued operations, net of tax	313	(1,930)	—
Net income	152,162	106,550	128,996
Less: Net income attributable to noncontrolling interests	—	—	1,152
Net income attributable to CoreLogic	$152,162	$106,550	$127,844
Amounts attributable to CoreLogic:
Net income from continuing operations	$149,534	$109,946	$128,400
Income/(loss) from discontinued operations, net of tax	2,315	(1,466)	(556)
Gain/(loss) from sale of discontinued operations, net of tax	313	(1,930)	—
Net income attributable to CoreLogic	$152,162	$106,550	$127,844
Basic income/(loss) per share:
Net income from continuing operations	$1.79	$1.26	$1.44
Income/(loss) from discontinued operations, net of tax	0.03	(0.02)	(0.01)
Gain/(loss) from sale of discontinued operations, net of tax	—	(0.02)	—
Net income attributable to CoreLogic	$1.82	$1.22	$1.43
Diluted income/(loss) per share:
Net income from continuing operations	$1.75	$1.23	$1.42
Income/(loss) from discontinued operations, net of tax	0.03	(0.02)	(0.01)
Gain/(loss) from sale of discontinued operations, net of tax	—	(0.02)	—
Net income attributable to CoreLogic	$1.78	$1.19	$1.41
Weighted-average common shares outstanding:
Basic	83,499	87,502	89,070
Diluted	85,234	89,122	90,564

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2017, 2016 and 2015

(in thousands)	2017	2016	2015
Net income	$152,162	$106,550	$128,996
Other comprehensive income/(loss):
Market value adjustments to marketable securities, net of tax	—	(550)	275
Market value adjustments on interest rate swaps, net of tax	5,481	4,618	(364)
Foreign currency translation adjustments	22,440	(3,642)	(36,968)
Supplemental benefit plans adjustments, net of tax	806	(2,728)	727
Total other comprehensive income/(loss)	28,727	(2,302)	(36,330)
Comprehensive income	180,889	104,248	92,666
Less: Comprehensive income attributable to the noncontrolling interests	—	—	1,152
Comprehensive income attributable to CoreLogic	$180,889	$104,248	$91,514

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2017, 2016 and 2015

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2015	89,343	$1	$605,511	$492,441	$(83,786)	$1,014,167
Net income	—	—	—	127,844	—	127,844
Shares repurchased and retired	(2,528)	—	(97,430)	—	—	(97,430)
Shares issued in connection with share-based compensation	1,413	—	22,569	—	—	22,569
Tax withholdings related to net share settlements	—	—	(15,230)	—	—	(15,230)
Share-based compensation	—	—	35,786	—	—	35,786
Adjust redeemable noncontrolling interests to redemption value	—	—	—	(1,886)	—	(1,886)
Other comprehensive loss	—	—	—	—	(36,330)	(36,330)
Balance at December 31, 2015	88,228	$1	$551,206	$618,399	$(120,116)	$1,049,490
Net income	—	—	—	106,550	—	106,550
Shares repurchased and retired	(5,000)	—	(195,003)	—	—	(195,003)
Shares issued in connection with share-based compensation	1,140	—	14,907	—	—	14,907
Tax withholdings related to net share settlements	—	—	(10,507)	—	—	(10,507)
Share-based compensation	—	—	39,849	—	—	39,849
Other comprehensive loss	—	—	—	—	(2,302)	(2,302)
Balance at December 31, 2016	84,368	$1	$400,452	$724,949	$(122,418)	$1,002,984
Net income	—	—	—	152,162	—	152,162
Shares repurchased and retired	(4,638)	—	(207,416)	—	—	(207,416)
Shares issued in connection with share-based compensation	1,155	—	9,595	—	—	9,595
Tax withholdings related to net share settlements	—	—	(14,043)	—	—	(14,043)
Share-based compensation	—	—	35,867	—	—	35,867
Other comprehensive income	—	—	—	—	28,727	28,727
Balance at December 31, 2017	80,885	$1	$224,455	$877,111	$(93,691)	$1,007,876

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2017, 2016 and 2015

(in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$152,162	$106,550	$128,996
Less: Income/(loss) from discontinued operations, net of tax	2,315	(1,466)	(556)
Less: Gain/(loss) from sale of discontinued operations, net of tax	313	(1,930)	—
Net income from continuing operations	149,534	109,946	129,552
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	177,806	172,578	150,377
Amortization of debt issuance costs	5,650	5,785	6,259
Provision for bad debts and claim losses	16,725	18,869	8,260
Share-based compensation	35,867	39,849	35,786
Tax benefit related to stock options	—	(2,315)	(6,513)
Equity in losses/(earnings) of investee, net of taxes	1,186	(496)	(13,720)
(Gain)/loss on sale of property and equipment	(246)	(31)	24
Loss on early extinguishment of debt	1,775	26,624	1,589
Deferred income tax	(40,769)	18,213	35,110
Impairment loss on investment in affiliates	3,811	23,431	—
Tax indemnification release	—	23,350	—
Loss/(gain) on investments and other, net	2,316	(19,779)	(33,831)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	15,522	(24,391)	(15,400)
Prepaid expenses and other assets	4,942	2,823	7,104
Accounts payable and accrued expenses	(44,629)	(29,267)	(45,289)
Deferred revenue	36,577	53,682	68,410
Income taxes	(43)	28,740	(32,771)
Dividends received from investments in affiliates	1,198	9,044	30,084
Other assets and other liabilities	12,708	(42,652)	11,118
Net cash provided by operating activities - continuing operations	379,930	414,003	336,149
Net cash provided by/(used in) operating activities - discontinued operations	3,655	(444)	(7,612)
Total cash provided by operating activities	$383,585	$413,559	$328,537
Cash flows from investing activities:
Purchases of subsidiary shares from and other decreases in noncontrolling interests	$—	$(18,023)	$—
Purchases of property and equipment	(40,508)	(45,211)	(44,149)
Purchases of capitalized data and other intangible assets	(34,990)	(35,507)	(36,409)
Cash paid for acquisitions, net of cash acquired	(189,923)	(396,941)	(194,491)
Purchases of investments	(5,900)	(3,366)	(3,748)
Proceeds from sale of marketable securities	—	21,819	—
Proceeds from sale of property and equipment	335	31	137
Proceeds from sale of investments	1,000	2,451	—
Change in restricted cash	7,947	(7,017)	1,434
Net cash used in investing activities - continuing operations	(262,039)	(481,764)	(277,226)
Net cash provided by investing activities - discontinued operations	—	—	—

Total cash used in investing activities	$(262,039)	$(481,764)	$(277,226)
Cash flows from financing activities:
Proceeds from long-term debt	$1,995,000	$962,000	$114,375
Debt issuance costs	(14,294)	(6,314)	(6,452)
Debt extinguishment premium	—	(16,271)	—
Repayments of long-term debt	(1,842,290)	(709,983)	(82,891)
Shares repurchased and retired	(207,416)	(195,003)	(97,430)
Proceeds from issuance of shares in connection with share-based compensation	9,595	14,907	22,569
Minimum tax withholdings related to net share settlements	(14,043)	(10,507)	(15,230)
Tax benefit related to stock options	—	2,315	6,513
Net cash (used in)/provided by financing activities - continuing operations	(73,448)	41,144	(58,546)
Net cash used in financing activities - discontinued operations	—	—	—
Total cash (used in)/provided by financing activities	$(73,448)	$41,144	$(58,546)
Effect of exchange rate on cash	(1,325)	2	2,182
Net change in cash and cash equivalents	$46,773	$(27,059)	$(5,053)
Cash and cash equivalents at beginning of year	72,031	99,090	104,677
Less: Change in cash and cash equivalents of discontinued operations	3,655	(444)	(7,612)
Plus: Cash swept from/(to) discontinued operations	3,655	(444)	(8,146)
Cash and cash equivalents at end of year	$118,804	$72,031	$99,090

Supplemental disclosures of cash flow information:
Cash paid for interest	$53,455	$58,566	$64,679
Cash paid for income taxes	$71,697	$31,382	$47,783
Cash refunds from income taxes	$9,413	$537	$3,737
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$5,524	$23,108	$5,909

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2017, 2016 and 2015

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

We became a stand-alone public company on June 1, 2010 when we completed a transaction in which we separated from the financial services businesses of our predecessor company, The First American Corporation (referred to as the "Separation"). The First American Corporation was incorporated in California in 1894, and as part of the Separation, we reincorporated in Delaware on June 1, 2010, changed our name to CoreLogic, Inc. and began trading on the New York Stock Exchange under the symbol “CLGX.” As used herein, the terms "CoreLogic," the "Company," "we," "our" and "us" refer to CoreLogic, Inc. and our consolidated subsidiaries, except where it is clear that the terms mean only CoreLogic, Inc. and not our subsidiaries.

Reporting Segments

In December 2017, we renamed our Property Intelligence segment to Property Intelligence & Risk Management Solutions ("PIRM") and renamed our Risk Management and Work Flow segment to Underwriting & Workflow Solutions ("UWS"). As part of this resegmentation, we transferred our valuation solution business from our PIRM segment to our UWS segment and transferred our rental property solutions business from our UWS segment to our PIRM segment. The changes above reflect, and result from, corresponding changes in our management structure, go-to-market strategy, and internal reporting. As a result of these actions, we have organized our reportable segments into the following two segments: PIRM and UWS. All segment reporting and disclosures presented herein reflect these changes. See Note 18 - Segment Financial Information for further discussion.

Separation Transaction

We became a stand-alone public company on June 1, 2010, when we completed the Separation under which we separated the financial services businesses into a new, publicly-traded, New York Stock Exchange-listed company called First American Financial Corporation (“FAFC”) through a distribution (the “Distribution”) of all of the outstanding shares of FAFC to the holders of our common shares, par value $1.00 per share, as of May 26, 2010. After the Distribution, we retained the information solutions businesses as further described above.

To effect the Separation, we entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) that governs the rights and obligations of us and FAFC regarding the Distribution. It also governs the on-going relationship between us and FAFC subsequent to the completion of the Separation and provides for the allocation of assets and liabilities between us and FAFC. In addition, we also entered into a Tax Sharing Agreement (the “Tax Sharing Agreement”).

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

Client Concentration

We generate the majority of our revenues from clients with operations in the U.S. residential real estate, mortgage origination and mortgage servicing markets. Approximately 38.7%, 43.0%, and 33.5% of our operating revenues for the year ended December 31, 2017, 2016 and 2015, respectively, were generated from our ten largest clients who consist of the largest U.S. mortgage originators and servicers. One of our clients accounted for 11.1% of our operating revenues for the year ended December 31, 2017, and two of our clients accounted for 14.0% and 11.5% of our operating revenues for the year ended December 31, 2016. Both our PIRM and UWS segments reported revenue from these customers. No client accounted for 10.0% or more of our operating revenues for the year ended December 31, 2015.

Out-of-Period Adjustments

During the years ended December 31, 2017 and 2016, we identified prior period errors which had overstated our provision for deferred income taxes by $9.4 million for the year ended December 31, 2015 and understated our provision for deferred income taxes by $2.0 million prior to 2015. We corrected these items in the periods of identification by recording a reduction to deferred income tax expense of $4.3 million and $3.1 million in the years ended December 31, 2017 and 2016, respectively, within continuing operations. We also identified and corrected a balance sheet misclassification in 2017, which overstated our accounts payable and accrued expenses and understated other liabilities by approximately $32.0 million as of December 31, 2016. In addition, for the year ended December 31, 2015, we corrected for a prior period overstatement of our interest expense by $5.2 million ($3.1 million, net of tax).

We assessed the materiality of the aforementioned errors individually and in the aggregate and concluded that the errors were not material to the results of operations or financial condition for their respective annual or interim periods presented.

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

Accounts Receivable

Accounts receivable are generally due from mortgage originators and servicers, financial institutions, insurers, government and government-sponsored enterprises located throughout the United States and abroad. Credit is extended based on an evaluation of the client’s financial condition and, generally, collateral is not required.

The allowance for doubtful accounts for all probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific client issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at the estimate of the amount of accounts receivable that may be ultimately uncollectible. In circumstances where a specific client is unable to meet its financial obligations, we record a specific allowance for doubtful accounts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected.

Property and Equipment

Property and equipment is recorded at cost and includes computer software acquired or developed for internal use and for use with our products. Software development costs include certain payroll-related costs of employees directly associated with developing software and payments to third parties for completed or developing software. We begin capitalizing qualifying software development costs on a project when the preliminary project stage has been completed and management has authorized further funding for completion. Capitalization ends once a project is substantially complete and the software is ready for its intended use. Costs incurred in the planning and post-implementation phases of software developing are expensed as incurred.

Depreciation on buildings and on furniture and equipment is computed using the straight-line method over estimated useful lives of 25 to 40, and 3 to 10 years, respectively. Capitalized software costs are amortized using the straight-line method over estimated useful lives of 3 to 15 years. Leasehold improvements are amortized over the lesser of the estimated useful life or the lease term.

Capitalized Data and Database Development Costs, Net

Capitalized data and database development costs represent our cost to acquire or develop the proprietary databases of information for client use. The costs are capitalized from the time the third-party data is acquired until the information is ready for use, assuming both the preliminary project stage is complete and management has authorized funding for the completion of the data project. Property and eviction data costs are amortized using the straight-line method over estimated useful lives of 5 to 20 years.

The carrying value for the flood data zone certification was $55.4 million as of December 31, 2017 and 2016. Because properly maintained flood zone databases have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. We periodically analyze our assets for impairment. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors. See further discussion in Note 4 – Capitalized Data and Database Development Costs, Net.

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

Goodwill

We perform an annual impairment test for goodwill and other indefinite-lived intangible assets for each reporting unit every fourth quarter, or on an interim basis if an indicator of impairment is present. In assessing the overall carrying value of our goodwill and other intangibles, we could first assess qualitative factors to determine whether the fair value of a reporting unit is less than its carrying amount. Examples of such events or circumstances include the following: cost factors, financial performance, legal and regulatory factors, entity specific events, industry and market factors, macroeconomic conditions and other considerations. For goodwill, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then quantitative impairment testing is performed. We could also elect to perform a quantitative impairment test without first assessing qualitative factors. In analyzing goodwill for the quantitative impairment test, we use a combination of the income and market approach.

If the fair value of the reporting unit exceeds its carrying value, then goodwill is not considered impaired and no additional analysis is required. However, if the book value is greater than the fair value, an impairment loss is recorded for the excess. The valuation of goodwill requires assumptions and estimates of many critical factors including revenue growth, cash flows, market multiples and discount rates. See further discussion in Note 6 – Goodwill, Net.

For other indefinite-lived intangible assets, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then quantitative impairment testing is performed. In assessing the fair value of indefinite lived intangibles, we compare the fair value of the asset to its carrying value to determine if there is an impairment. If the fair value of the asset is less than its carrying value, an impairment loss is recorded.

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

For products or services where delivery occurs over time, we recognize revenue ratably on a subscription basis over the contractual service period once initial delivery has occurred. Generally. these service periods range from one to three years. Products or services recognized on a license or subscription basis include information and analytic products, property risk and replacement cost, flood database licenses, realtor's solutions and lending solutions. For certain of our products or services, clients may also pay us upfront set-up fees, which we defer and recognize as revenue over the longer of the contractual term or expected client relationship period.

Property tax processing revenues are comprised of periodic loan fees and life-of-loan fees. For periodic loan fee arrangements, we generate monthly fees at a contracted rate for as long as we service the loan. Loans serviced with a one-time, life-of-loan fee are billed once the loan is boarded to our tax servicing system in accordance with a client tax servicing agreement. Life-of-loan fees are then deferred and recognized ratably over the expected service period. The rates applied to recognize revenues assume a 10-year expected life and are adjusted to reflect prepayments. We review the tax service contract portfolio monthly to determine if there have been material changes in the expected lives, deferred on-boarding costs, expected service period and/or changes in the number and/or timing of prepayments. Accordingly, we may adjust the rates to reflect current trends.

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

The following table shows the components of accumulated other comprehensive loss, net of taxes as of December 31, 2017 and 2016:

	2017	2016
Cumulative foreign currency translation	$(95,630)	$(118,071)
Cumulative supplemental benefit plans	(5,461)	(6,267)
Net unrecognized losses on interest rate swaps	7,400	1,920
Accumulative other comprehensive loss	$(93,691)	$(122,418)

Share-based Compensation

Our primary means of providing stock-based compensation is granting restricted stock units (“RSUs”) and performance-based restricted stock units (“PBRSUs”). The fair value of any grant is based on the market value of our shares on the date of grant and is generally recognized as compensation expense over the vesting period. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide services in exchange for the award. We utilize the Monte-Carlo simulation method to estimate the fair value for any PBRSUs granted and the Black-Scholes model to estimate the fair value of stock options. We apply the straight-line single option method of attributing the value of stock-based compensation expense. As stock-based compensation expense recognized in results of operations is based on awards ultimately expected to vest, stock-based compensation expense has been reduced for forfeitures. Forfeitures are recognized at the time they occur. We apply the long-form method for determining the pool of windfall tax benefits.

In addition, we have an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the first or last day of each quarter, whichever is lower. We recognize an expense in the amount equal to the estimated fair value of the discount.

See Note 13 –Share-based Compensation for additional information.

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

Tax Escrow Disbursement Arrangements

We administer tax escrow disbursements as a service to our clients in connection with our tax services business. These deposits are maintained in segregated accounts for the benefit of our clients. These deposits totaled $961.5 million and $619.4 million at December 31, 2017 and 2016, respectively. Because these deposits are held on behalf of our clients, they are not our funds and, therefore, are not included in the accompanying consolidated balance sheets.

These deposits generally remain in the accounts for a period of two to five business days. We record earnings credits from these investments to mitigate the cost of bank-related fees.

Under our contracts with our clients, if we make a payment in error or fail to pay a taxing authority when a payment is due, we could be held liable to our clients for all or part of the financial loss they suffer as a result of our act or omission. We maintained claim reserves relating to incorrect disposition of assets of $21.7 million and $22.2 million as of December 31, 2017 and 2016, respectively.

Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board ("FASB") issued guidance to amend the classification related to stranded tax effects from the Tax Cuts and Jobs Act ("TCJA") from accumulated other comprehensive income to retained earnings. The guidance is effective either in the period of adoption or retrospectively to each period effected for fiscal years beginning after December 15, 2018. Early adoption is permitted but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In August 2017, the FASB issued guidance to amend and improve the accounting for hedging activities. The amendment eliminates the requirement to separately measure and report hedge ineffectiveness. An initial quantitative assessment to establish that the hedge is highly effective is still required but the amendment allows until the end of the first quarter it is designated to perform to prepare the assessment. After initial qualification, a qualitative assessment can be performed if the hedge is highly effective and the documentation at inception can reasonably support an expectation of high effectiveness throughout the hedge’s term. The amendment requires companies to present all hedged accounting elements that affect earnings in the same income statement line as the hedged item. For highly effective cash flow hedges, fair value changes will be recorded in other comprehensive income and reclassified to earnings when the hedged item impacts earnings. The guidance is effective prospectively for fiscal years beginning after December 15, 2018. Early adoption is permitted but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In May 2017, the FASB issued guidance to amend the terms or conditions to apply modification accounting for share-based payment awards. The amendment clarifies that modification accounting will be applied if the value, vesting conditions or classification of the award changes. An entity must disclose that compensation expense has not changed, if that is the case. The guidance is effective prospectively in fiscal years beginning after December 15, 2017. Early adoption is permitted and we elected early adoption of this guidance which did not have a material impact on our consolidated financial statements.

In March 2017, the FASB provided guidance to improve the presentation of net pension periodic benefit cost. The service cost component of the net periodic benefit cost is to be presented in the same line item as other employee compensation costs arising from services during the period and only the service cost component will be eligible to be capitalized. All the other components will be presented as non-operating components on the income statement. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted and the amendments should be applied retrospectively. We elected early adoption which resulted in the reclassification of net periodic benefit costs totaling $0.8 million, $3.4 million, and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

In November 2016, the FASB issued guidance providing that restricted cash and restricted cash equivalents are to be included with cash and cash equivalents on the statement of cash flows. The guidance is effective in fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted but we did elect early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued guidance to simplify some provisions in stock-based compensation accounting. The accounting for income taxes requires all excess tax benefits and tax deficiencies to be recognized through income tax expense. The statement of cash flows presentation of excess tax benefits should be classified with other income tax cash flows as an operating activity. An entity may also make an entity-wide election to either continue estimating the number of awards that are expected to vest or account for forfeitures as they occur. The requirements to qualify for equity classification permits tax withholding up to the maximum statutory tax rates in the applicable jurisdictions. Lastly, payments of cash by an employer for tax-withholding purposes, when directly withholding shares, are classified as a financing activity on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. We adopted the new guidance in March 2017, which resulted in an income tax benefit of $2.5 million for the year ended December 31, 2017. We elected to account for forfeitures as they occur, which resulted in a stock-based compensation true-up of less than $0.1 million for the year ended December 31, 2017.

In March 2016, the FASB issued guidance on equity method accounting related to joint venture investments. The standard eliminates the requirement to retroactively adopt the equity method of accounting as a result of an increase in the level of ownership or degree of influence related to an investment. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Adoption of this guidance did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued guidance on derivatives and hedging. The standard clarifies the four-step decision sequence required for assessing whether contingent put and call options that can speed up the payment for a debt instrument’s principal are clearly and closely related to the debt to which they are attached. The standard also clarifies that, provided all other hedge accounting criteria continue to be met, a change in the counterparty to a derivative instrument does not in itself disqualify designation of the hedge. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Adoption of this guidance did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued guidance on lease accounting. The standard requires all leases in excess of 12-months to be recognized on the balance sheet as lease assets and lease liabilities. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not changed significantly from prior GAAP. For operating leases, a lessee is required to (i) recognize a right-of-use asset and lease liability, initially measured at the present value of the lease payment; (ii) recognize a single lease cost over the lease term generally on a straight-line basis; and (iii) classify all cash payments within operating activities on the cash flow statement. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted but we do not anticipate electing early adoption. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In January 2016, the FASB issued guidance on accounting for equity investments and financial liabilities. The standard does not apply to equity method investments or investments in consolidated subsidiaries. The update provides that equity investments with readily determinable values be measured at fair value and changes in the fair value flow through net income. These changes historically have run through other comprehensive income. Equity investments without readily determinable fair values have the option to be measured at fair value or at cost adjusted for changes in observable prices minus impairment. Changes in either method are also recognized in net income. The standard requires a qualitative assessment of impairment indicators at each reporting period. For financial liabilities, entities that elect the fair value option must recognize the change in fair value attributable to instrument-specific credit risk in other comprehensive loss rather than net income. Lastly, regarding deferred tax assets, the need for a valuation allowance on a deferred tax asset will need to be assessed related to available-for-sale debt securities. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted but we did not elect early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued updated guidance on revenue recognition in order to (i) remove inconsistencies in revenue requirements; (ii) provide a better framework for addressing revenue issues; (iii) improve comparability across entities, industries, jurisdictions, and capital markets; (iv) provide more useful information through improved disclosures; and (v) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. Under the amendment, an entity should recognize revenue to depict the transfer of promised goods or services to clients in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting treatment for the incremental costs of obtaining a contract, which would not have been incurred had the contract not been obtained. Further, an entity is required to disclose sufficient information to enable the user of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows from contracts with clients. The updated guidance provides two methods of adoption: (i) retrospective application to each prior reporting period presented, or (ii) recognition of the cumulative effect from the retrospective application at the date of initial application. We elected the modified retrospective approach. As updated by FASB in August 2015, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier adoption was permitted for annual reporting periods beginning after December 15, 2016 but we did not elect early adoption. Accordingly, we will adopt the new standard as of January 1, 2018.

In adopting the updated guidance, we are implementing changes to our accounting policies, business and contract-management processes. We anticipate that our notes to the consolidated financial statements related to revenue recognition will be expanded and the most substantial change to our consolidated financial statements will be a net increase to total deferred revenue of approximately 5%, primarily within our UWS reporting segment, in the initial year of adoption.

The expected increase to deferred revenue is principally driven by a change in the accounting for contracts with future discounts that give rise to material rights. Under the current standard, these future discounts are recognized at a point-in-time whereas, under the updated guidance, a portion of the consideration is allocated to material rights and recognized when the future goods or services are transferred. The cumulative impact of all changes to stockholders’ equity is expected to be less than a net reduction of 5% upon implementation. Further, the updated guidance is not expected to materially impact our revenues and results of operations in the upcoming fiscal years and interim periods, based upon contracts in existence as of the date of adopting the new accounting standard.

Note 3 - Property and Equipment, Net

Property and equipment, net as of December 31, 2017 and 2016 consists of the following:

(in thousands)	2017	2016
Land	$7,476	$7,476
Buildings	6,487	6,293
Furniture and equipment	63,255	61,582
Capitalized software	878,156	866,398
Leasehold improvements	39,990	29,420
Construction in progress	1,349	20,613
	996,713	991,782
Less: accumulated depreciation	(549,054)	(542,583)
Property and equipment, net	$447,659	$449,199

Depreciation expense for property and equipment was approximately $83.9 million, $82.2 million and $73.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2017, 2016 and 2015

Note 4 - Capitalized Data and Database Development Costs, Net

Capitalized data and database development costs, net as of December 31, 2017 and 2016 consists of the following:

(in thousands)	2017	2016
Property data	$564,515	$528,527
Flood data	55,416	55,416
Eviction data	17,017	17,082
	636,948	601,025
Less accumulated amortization	(307,545)	(273,104)
Capitalized data and database costs, net	$329,403	$327,921

Amortization expense for capitalized data and database development costs was approximately $35.8 million, $34.6 million and $33.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 5 - Investment in Affiliates, Net

Investments in affiliates, net, were $39.0 million and $40.8 million as of December 31, 2017 and 2016, respectively. We recorded equity in losses of affiliates, net of tax of $1.2 million for the year ended December 31, 2017 and equity in earnings of affiliates, net of tax of $0.5 million and $13.7 million for the years ended December 31, 2016 and 2015, respectively. Income tax benefit of $0.7 million and income tax expense of $1.0 million and $9.1 million was recorded on those (losses)/earnings for the years ended December 31, 2017, 2016 and 2015, respectively. Dividends from equity method investments were $1.2 million, $9.0 million and $30.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. We recorded $10.3 million, $10.3 million and $18.2 million, respectively, of operating revenues and $11.8 million, $11.2 million and $13.0 million, respectively, of operating expenses related to transactions with our investment in affiliates for the years ended December 31, 2017, 2016 and 2015.

In December 2015, we completed the acquisition of the remaining 49.9% interest in RELS LLC ("RELS"), a leading nation-wide provider of real estate asset valuation and appraisal solutions and recorded an investment gain of approximately $34.3 million due to the step-up in fair value on the previously held 50.1% interest, which is included in (loss)/gain on investment and other, net in the accompanying consolidated statements of operations. See Note 16 - Acquisitions for additional information. Prior to the acquisition, RELS contributed 84.9% of our total equity in earnings of affiliates, net of tax, for the year ended December 31, 2015. Based on the terms and conditions of the joint venture agreement, we had significant influence but did not have control of, or a majority voting interest in, the joint venture. Accordingly, prior to the acquisition of the remaining 49.9% interest in RELS in December 2015, this investment was accounted for under the equity method. Due to the acquisition of RELS, equity in (losses)/earnings of affiliates was not significant for the years ended December 31, 2016 and 2017.

The following summarizes financial information for this investment (assuming 100.0% ownership interest):

(in thousands)	2015
Statements of operations
Total revenues	$244,647
Expenses and other	205,891
Net income attributable to RELS LLC	$38,756
CoreLogic equity in earnings of affiliate, pre-tax	$19,417

In December 2017, we acquired a 38.21% ownership of Location, Inc. for $6.5 million. In December 2017, we disposed of our remaining interest related to our joint venture investment in Speedy Title & Appraisal Review Services LLC ("STARS") for $1.0 million.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2017, 2016 and 2015

In November 2016, we acquired 12.97% ownership of Onthehouse Holding Limited (“OTH”) through a non-cash transaction of AUD $11.3 million or $8.3 million. The consideration comprised of our investment in PropertyIQ Ltd. and a business line from our Australian operations. The transaction resulted in a gain of AUD $9.9 million, or USD $7.3 million, recorded in (loss)/gain on investments and other, net in our accompanying consolidated statements of operations.

See Note 12 - Fair Value of Financial Instruments for further discussion on investment in affiliates, net measured at fair value on a nonrecurring basis.

Note 6 - Goodwill, Net

A reconciliation of the changes in the carrying amount of goodwill, net, by reporting unit, for the years ended December 31, 2017 and 2016 is as follows:

(in thousands)	PIRM	UWS	Consolidated
Balance at January 1, 2016
Goodwill	$963,680	$925,392	$1,889,072
Accumulated impairment losses	(600)	(6,925)	(7,525)
Goodwill, net	963,080	918,467	1,881,547
Acquisitions	226,907	—	226,907
Translation adjustments	(1,199)	—	(1,199)
Balance at December 31, 2016
Goodwill, net	1,188,788	918,467	2,107,255
Acquisitions	127,805	1,700	129,505
Translation adjustments	13,839	—	13,839
Rental Property Solutions reclassification	5,521	(5,521)	—
Valuation Solutions reclassification	(307,330)	307,330	—
Balance at December 31, 2017
Goodwill, net	$1,028,623	$1,221,976	$2,250,599

In December 2017, we transferred our rental property solutions business from our UWS segment to our PIRM segment, and transferred our valuation solutions business to our UWS segment from the PIRM segment. These transfers were executed to better leverage the core business capabilities of each segment and represent changes in our management structure and internal reporting, see Note 1 - Description of the Company. As a result of these actions, we revised our reporting for segment disclosure purposes, see Note 18 - Segment Financial Information, and reassessed our reporting units for purposes of evaluating the carrying value of our goodwill. This assessment required us to perform a fourth quarter reassignment of our goodwill to each reporting unit impacted using the relative fair value approach, based on the fair values of the reporting units as of December 31, 2017. As of December 31, 2017, the assessment resulted in $307.3 million of goodwill being re-allocated to our UWS reporting unit from our PIRM reporting unit and $5.5 million of goodwill being re-allocated to our PIRM reporting unit from our UWS reporting unit.

For the year ended December 31, 2017, we recorded an adjustment of $5.4 million to goodwill within our UWS reporting unit related to the finalization of our FNC, Inc. ("FNC") acquisition purchase price allocation. Additionally, we recorded $1.7 million in our UWS segment related to an insignificant acquisition. Further, in August 2017, we completed the acquisitions of Mercury, Myriad Development, Inc. ("Myriad") and Clareity Ventures, Inc. ("Clareity"). For the year ended December 31, 2017, we recorded goodwill of $105.3 million for Mercury within our UWS reporting unit and $28.1 million, related to Myriad and Clareity, within our PIRM reporting unit. See Note 16 - Acquisitions for additional information. Finally, we recorded goodwill of $0.2 million within our PIRM reporting unit related to an acquisition that was not significant.

For the year ended December 31, 2016, we recorded $225.7 million of goodwill related to the acquisition of FNC, Inc. ("FNC") within our UWS reporting unit. Further, we recorded $1.2 million of goodwill, within our PIRM reporting unit, related to an acquisition that was not significant. See Note 16 - Acquisitions for additional information.

We perform an annual goodwill impairment test for each reporting unit in the fourth quarter. In addition to our annual impairment test, we periodically assess whether events or circumstances occurred that potentially indicate that the carrying amounts of these assets may not be recoverable. We elected to perform a quantitative impairment test on our reporting units without first assessing qualitative factors. Determining the fair value of a reporting unit is judgmental in nature and requires the

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2017, 2016 and 2015

use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. Key assumptions used to determine the fair value of our reporting units in our testing were: (a) expected cash flows for the period from 2018 to 2023 and (b) discount rates ranging from 8.5% and 9.0%, which were based on management's best estimate of an after-tax weighted average cost of capital. Based on the results of our fourth quarter goodwill impairment test, the goodwill attributable to our reporting units was not impaired as of December 31, 2017. It is reasonably possible that changes in the facts, judgments, assumptions and estimates used in assessing the fair value of the goodwill could cause a reporting unit to become impaired.

Note 7 - Other Identifiable Intangible Assets, Net

Other identifiable intangible assets, net as of December 31, 2017 and 2016 consist of the following:

	2017			2016
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Client lists	$690,693	$(303,632)	$387,061	$637,053	$(257,787)	$379,266
Non-compete agreements	28,118	(15,528)	12,590	28,106	(11,136)	16,970
Trade names and licenses	125,090	(49,128)	75,962	121,086	(38,409)	82,677
	$843,901	$(368,288)	$475,613	$786,245	$(307,332)	$478,913

Amortization expense for other identifiable intangible assets, net was $58.2 million, $52.9 million and $39.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. See Note 12 - Fair Value of Financial Instruments for further discussion on other identifiable intangible assets measured at fair value on a nonrecurring basis.

Estimated amortization expense for other identifiable intangible assets anticipated for the next five years is as follows:

(in thousands)
2018	$60,646
2019	58,140
2020	55,950
2021	52,782
2022	50,852
Thereafter	197,243
$475,613

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2017, 2016 and 2015

Note 8 - Long-Term Debt

Long-term debt as of December 31, 2017 and 2016 consists of the following:

	December 31, 2017			December 31, 2016
(in thousands)	Gross	Debt Issuance Costs	Net	Gross	Debt Issuance Costs	Net
Bank debt:
Term loan facility borrowings due August 2022, weighted-average interest rate of 3.28% as of December 31, 2017	$1,755,000	$(17,017)	$1,737,983	$—	$—	$—
Revolving line of credit borrowings due August 2022	—	(6,672)	(6,672)	—	—	—
Term loan facility borrowings due April 2020, weighted-average interest rate of 2.31% as of December 31, 2016, extinguished August 2017	—	—	—	1,298,125	(12,419)	1,285,706
Revolving line of credit borrowings due April 2020, weighted-average interest rate of 2.31% as of December 31, 2016, extinguished August 2017	—	—	—	302,000	(4,761)	297,239
Notes:
7.55% senior debentures due April 2028	14,645	(48)	14,597	14,645	(52)	14,593
Other debt:
Various interest rates with maturities through 2021	7,662	—	7,662	4,509	—	4,509
Total long-term debt	1,777,307	(23,737)	1,753,570	1,619,279	(17,232)	1,602,047
Less current portion of long-term debt	70,046	—	70,046	105,158	—	105,158
Long-term debt, net of current portion	$1,707,261	$(23,737)	$1,683,524	$1,514,121	$(17,232)	$1,496,889

As of December 31, 2017 and 2016, we have recorded $1.0 million and $0.8 million, respectively, of accrued interest expense on our debt-related instruments.

Credit Agreement

In August 2017, we amended our credit agreement (the "Credit Agreement") with Bank of America, N.A. as the administrative agent, and other financial institutions. The Credit Agreement provides for a $1.8 billion five-year term A loan facility (the "Term Facility"), and a $700.0 million five-year revolving credit facility ("Revolving Facility"). The Term Facility matures and the Revolving Facility expires in August 2022. The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $100.0 million in the aggregate; however, the lenders are not obligated to do so.

The loans under the Credit Agreement bear interest, at the election of the Company, at (i) the Alternate Base Rate (defined as the greatest of (a) Bank of America's “prime rate”, (b) the Federal Funds effective rate plus 0.50% and (c) the reserve adjusted London interbank offering rate for a one month Eurocurrency borrowing plus 1.00%) plus the Applicable Rate (as defined in the Credit Agreement) or (ii) the London interbank offering rate for Eurocurrency borrowings, adjusted for statutory reserves (the “Adjusted Eurocurrency Rate”) plus the Applicable Rate. The initial Applicable Rate for Alternate Base Rate borrowings is 1.00% and for Adjusted Eurocurrency Rate borrowings is 2.00%. After December 31, 2017, the Applicable Rate will vary depending upon the Company's leverage ratio. The minimum Applicable Rate for Alternate Base Rate borrowings will be 0.25% and the maximum will be 1.00%. The minimum Applicable Rate for Adjusted Eurocurrency Rate borrowings will be 1.25% and the maximum will be 2.00%. The Credit Agreement also requires the Company to pay a

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2017, 2016 and 2015

commitment fee for the unused portion of the Revolving Facility, which will be a minimum of 0.25% and a maximum of 0.40%, depending on the Company's leverage ratio.

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

The Credit Agreement contains the following financial maintenance covenants: (i) a maximum total leverage ratio not to exceed 4.50:1.00 (stepped down to 4.25:1.00 starting with the fiscal quarter ending on September 30, 2018, with a further step down to 4.00:1.00 starting with the fiscal quarter ending on September 30, 2019, with an additional step down to 3.75:1.00 starting with the fiscal quarter ending on September 30, 2020, and a final step down to 3.50:1.00 starting with the fiscal quarter ending on September 30, 2021) and (ii) a minimum interest coverage ratio of at least 3.50:1.00.

At December 31, 2017, we had borrowing capacity of $700.0 million under the Revolving Facility and we were in compliance with all of our covenants under the Credit Agreement.

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

Debt Issuance Costs

In connection with the amendment and restatement of the Credit Agreement, in August 2017, we incurred approximately $14.3 million of debt issuance costs of which $14.0 million were initially capitalized within long-term debt, net in the accompanying consolidated balance sheets. For the year ended December 31, 2017, $2.1 million were expensed in the accompanying consolidated statement of operations related to these debt issuance costs. We will amortize the remaining costs over the term of the Credit Agreement. When we amended and restated the Credit Agreement, we had unamortized costs of $13.8 million related to previously recorded debt issuance costs, of which we wrote-off $1.8 million for the year ended December 31, 2017 and the remaining $12.0 million will amortize over the term of the Credit Agreement.

For the year ended December 31, 2016, we recorded $6.3 million of debt issuance costs of which $0.3 million were expensed in the accompanying consolidated statements of operations. We capitalized the remaining $6.0 million of debt issuance costs within long-term debt, net in the accompanying consolidated balance sheets. We had unamortized costs of $14.0 million related to previously recorded debt issuance costs, which we will amortize over the term of the Credit Agreement. Further, we wrote-off $10.2 million of unamortized debt issuance costs during the year ended December 31, 2016.

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

In November 2016, we paid down $45.0 million on the 7.55% senior debentures, which included a premium on debt extinguishment payment in the amount of $2.0 million for the year ended December 31, 2016. For the year ended December 31, 2017 there was no such activity on the debentures.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2017, 2016 and 2015

Interest Rate Swaps

We have entered into amortizing interest rate swaps (the "Swaps") in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. In June 2017, we entered into Swaps which become effective in March 2018 and terminate in March 2021. The Swaps entered in June 2017 are for an initial notional balance of $275.0 million, with a notional step up of $200.0 million in March 2019 and a fixed interest rate of 1.83%. In August 2016, we entered into Swaps which became effective in September 2016 and terminate in April 2020. The Swaps entered in August 2016 are for an initial notional balance of $500.0 million, with a fixed interest rate of 1.03%, and amortize quarterly by $25.0 million through December 2018, with a step up in the notional balance of $100.0 million in March 2019 and continued quarterly amortization of $25.0 million through April 2020, and a remaining notional amount of $275.0 million. In May 2014, we entered into Swaps which became effective in December 2014 and terminate in March 2019. The Swaps entered in May 2014 are for an initial notional balance of $500.0 million, with a fixed interest rate of 1.57%, and amortize quarterly by $12.5 million through December 31, 2017 and $25.0 million through December 31, 2018.

We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges is recorded in other assets and/or other liabilities in the accompanying consolidated balance sheets. The estimated fair value of these cash flow hedges resulted in an asset of $12.0 million as of December 31, 2017. We recorded an asset of $5.4 million and a liability of $2.3 million as of December 31, 2016.

For the years ended December 31, 2017, 2016 and 2015, an unrealized gain of $5.5 million (net of $3.4 million in deferred taxes), an unrealized gain of $4.6 million (net of $2.9 million in deferred taxes), and an unrealized loss of $0.4 million (net of $0.2 million in deferred taxes), respectively, were recognized in other comprehensive income/(loss) related to the Swaps.

The aggregate annual maturities for long-term debt are as follows:

(in thousands)
Year ending December 31,
2018	$70,046
2019	116,281
2020	181,076
2021	180,259
2022	1,215,000
Thereafter	14,645
Total	$1,777,307

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2017, 2016 and 2015

Note 9 - Income Taxes

Income before income taxes from continuing operations attributable to CoreLogic is as follows for the years ended December 31, 2017, 2016 and 2015:

(in thousands)	2017		2016		2015
	Continuing Operations Attributable to CoreLogic	Equity In Losses of Affiliates	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates
United States	$155,598	$(1,920)	$143,749	$2,630	$155,345	$23,790
Foreign	13,294	—	20,225	(1,121)	16,729	(970)
Total	$168,892	$(1,920)	$163,974	$1,509	$172,074	$22,820

For the years ended December 31, 2017, 2016 and 2015, income before income taxes from continuing operations attributable to CoreLogic includes income of certain incorporated noncontrolling interests.

Provision for Income Taxes

The provision for taxes consists of the following for the years ended December 31, 2017, 2016 and 2015:

(in thousands)	2017		2016		2015
	Continuing Operations Attributable to CoreLogic	Equity In Losses of Affiliates	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates
Current:
Federal	$51,906	$(638)	$28,232	$871	$17,108	$7,910
State	3,872	(96)	9,187	142	2,166	1,190
Foreign	4,268	—	2,881	—	3,394	—
	60,046	(734)	40,300	1,013	22,668	9,100
Deferred:
Federal	(42,012)	—	12,186	—	29,561	—
State	(2,293)	—	(267)	—	3,562	—
Foreign	2,431	—	2,305	—	1,603	—
	(41,874)	—	14,224	—	34,726	—
Total income tax provision	$18,172	$(734)	$54,524	$1,013	$57,394	$9,100

During the years ended December 31, 2017 and 2016, we identified prior period errors which had overstated our provision for deferred income taxes by $9.4 million for the year ended December 31, 2015 and understated our provision for deferred income taxes by $2.0 million prior to 2015. We corrected these items in the periods of identification by recording a reduction to deferred income tax expense of $4.3 million and $3.1 million in the years ended December 31, 2017 and 2016, respectively, within continuing operations. See further discussion in Note 2 – Significant Accounting Policies.

A reconciliation of the provision for taxes based on the federal statutory income tax rate on income from continuing operations attributable to CoreLogic to our effective income tax rate is as follows for the years ended December 31, 2017, 2016 and 2015:

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2017, 2016 and 2015

	2017		2016		2015
	Continuing Operations Attributable to CoreLogic	Equity In Losses of Affiliates	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates	Continuing Operations Attributable to CoreLogic	Equity In Earnings of Affiliates
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.7	3.3	4.0	6.1	3.4	3.4
Foreign taxes in excess of/(less than) federal rate	1.6	—	(0.9)	26.0	0.4	1.5
Nontaxable gain on contingent payment reversal	—	—	(1.7)	—	—	—
Nontaxable/nondeductible items	(1.9)	—	0.6	—	0.5	—
Change from investee to subsidiary	—	—	—	—	(2.5)	—
Change in uncertain tax positions	(1.0)	—	(1.3)	—	(0.7)	—
Research and development credits	(2.2)	—	(1.6)	—	(2.6)	—
Net impact of FAFC indemnity	0.1	—	(8.7)	—	—	—
TCJA - Provisional remeasurement of federal deferred taxes	(22.5)	—	—	—	—	—
Valuation allowance on impaired investments	—	—	8.2	—	—	—
Other items, net	(1.0)	—	(0.3)	—	(0.1)	—
Effective income tax rate	10.8%	38.3%	33.3%	67.1%	33.4%	39.9%

For the years ended December 31, 2017 and 2016, we recognized income tax benefits of $3.3 million and $2.6 million respectively, related to domestic research and development credits. Additionally, due to the closure of the Internal Revenue Service (IRS) audit for examination of the years 2005-2009, we recognized a net tax benefit of $14.4 million, including interest and penalties, for the year ended December 31, 2016, which were accrued for and fully indemnified by FAFC.

Tax Cuts and Jobs Act

In December 2017, the U.S. passed the TCJA. Impacts of the TCJA for the year ended December 31, 2017 included remeasuring ending federal deferred tax assets and liabilities due to the reduction of U.S. corporate income tax rate from 35.0% to 21.0%, assessing a one-time transition tax on certain foreign earnings that were previously tax deferred and providing for the acceleration of depreciation for certain assets placed into service after September 2017. In connection with the TCJA, the Securities and Exchange Commission issued guidance which allows us a year to finalize the income tax effect of the TCJA.

As of December 31, 2017, we have not completed our accounting for the tax effects of the TCJA. We are still analyzing certain aspects of the TCJA and refining our calculations including its impact to deferred tax assets and liabilities and taxes on foreign earnings. In connection with the remeasurement of our federal deferred tax balances, we recorded a provisional tax benefit of $38.0 million for the year ended December 31, 2017. We remeasured the deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally at 21.0%.

As of December 31, 2017, we had $46.3 million cash in foreign jurisdictions that primarily reflects the estimated $56.3 million of undistributed foreign earnings from foreign subsidiaries that are intended to be indefinitely reinvested in foreign operations. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the TCJA transition tax, or for any additional outside basis difference inherent in these entities as determining an unrecognized deferred tax liability is not currently practicable.

In connection with the TCJA, a one-time transition tax is assessed on total post-1986 accumulated foreign earnings and profits that were previously deferred from U.S. income taxes, the amount of those earnings held in cash and other specified assets and foreign tax pools. We have not made sufficient progress on the analysis of our foreign subsidiaries to reasonably estimate the effects of the one-time transition tax and have not recorded a provisional amount.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2017, 2016 and 2015

During 2018 we will continue to analyze the TCJA and will consider the issuance of any new guidance, legislative actions and changes in accounting standards. Tax effects for these items, including the remeasurement of deferred tax assets and liabilities and the one-time transition tax on certain foreign earnings, will be recorded in the period of completion. We currently anticipate finalizing and recording any resulting adjustments by the end of 2018.

Deferred Tax Assets and Liabilities

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities as of December 31, 2017 and 2016 for continuing operations are as follows:

(in thousands)	2017	2016
Deferred tax assets:
Net losses and credit carryforwards	$68,744	$90,773
Deferred revenue	114,586	149,022
Investment in affiliates	4,375	14,501
Employee benefits	31,944	47,823
Accrued expenses and loss reserves	28,043	38,024
Other	12,296	20,692
Less: valuation allowance	(45,166)	(44,879)
	$214,822	$315,956
Deferred tax liabilities:
Depreciable and amortizable assets	299,578	415,879
Investment in affiliates	17,449	18,624
	$317,027	$434,503
Net deferred tax liability	$(102,205)	$(118,547)

As of December 31, 2017 and 2016, we had federal net operating losses (“NOLS”) of $171.6 million and $176.6 million, respectively, which begin to expire in 2021. The state NOLS were $281.8 million and $271.1 million as of December 31, 2017 and 2016, respectively, which begin to expire in 2018. The foreign NOLS were $10.7 million and $9.9 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017, we had available federal and state capital losses of $37.6 million and $49.8 million, respectively, expiring at various times beginning in 2018. A portion of our NOL's and capital losses may be utilized prior to the expiration of carryover statutes. The change of ownership provisions of the Tax Reform Act of 1986 may limit utilization of a portion of our domestic NOL and tax credit carryforwards to future periods.

As of December 31, 2017 and 2016, we had valuation allowances of approximately $45.2 million and $44.9 million, respectively, against certain U.S. and foreign deferred tax assets. The increase in the valuation allowance was primarily due to the recording of a valuation allowance on various foreign tax attributes, offset by the release of domestic valuation allowance due to the remeasurement of deferred tax attributes pursuant to the TCJA.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2017, 2016 and 2015

Unrecognized Tax Benefits

A reconciliation of the unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015 are as follows:

(in thousands)	2017	2016	2015
Unrecognized tax benefits - opening balance	$21,179	$34,301	$35,663
Gross increases - tax positions in prior period	503	1,835	13
Gross decreases - tax positions in prior period	—	(106)	(2,152)
Gross increases - current-period tax positions	654	528	896
Settlements with taxing authorities	—	(17)	(119)
FAFC indemnification release	—	(13,147)	—
Expiration of the statute of limitations for the assessment of taxes	(2,011)	(2,215)	—
Unrecognized tax benefits - ending balance	$20,325	$21,179	$34,301

As of December 31, 2017 and 2016, our unrecognized tax benefits of $20.3 million and $21.2 million, respectively, include $12.0 million and $13.0 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate.

We recognize a provision for interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2017 and 2016, we had $9.5 million and $9.3 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in other liabilities in the accompanying consolidated balance sheets. For the years ended December 31, 2017, 2016 and 2015, we recognized approximately $0.2 million, $0.7 million and $0.2 million, respectively, in interest and penalties in the accompanying consolidated statements of income.

In November 2016, we closed our 2005-2009 IRS exam which resulted in a reversal of approximately $13.2 million of unrecognized tax benefits and a reversal of approximately $8.7 million of accrued interest and penalties. These reversals reduced the total FAFC indemnification receivable to $14.0 million pursuant to the Tax Sharing Agreement entered in connection with the Separation. The remaining reserves subject to indemnification of $8.3 million and the associated accrued interest and penalties of $6.2 million are related to various taxing jurisdictions for the years 2006-2009. Any future activity in this reserve would not have a material impact to net income.

We are currently under examination for the tax years 2010 through 2012 by the U.S., our primary taxing jurisdiction, and various taxing authorities. It is reasonably possible the amount of the unrecognized benefit with respect to certain unrecognized positions that are not subject to the FAFC indemnification could significantly increase or decrease within the next twelve months and would have an impact on net income. Currently, the Company expects expirations of statutes of limitations, excluding indemnified amounts, on reserves of approximately $7.0 million within the next twelve months.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2017, 2016 and 2015

Note 10 - Earnings/(Loss) Per Share

The following is a reconciliation of net income per share attributable to CoreLogic for the years ended December 31, 2017, 2016 and 2015, using the treasury-stock method:

(in thousands, except per share amounts)	2017	2016	2015
Numerator for basic and diluted net income/(loss) per share:
Net income from continuing operations	$149,534	$109,946	$128,400
Income/(loss) from discontinued operations, net of tax	2,315	(1,466)	(556)
Gain/(loss) from sale of discontinued operations, net of tax	313	(1,930)	—
Net income attributable to CoreLogic	$152,162	$106,550	$127,844
Denominator:
Weighted-average shares for basic income/(loss) per share	83,499	87,502	89,070
Dilutive effect of stock options and restricted stock units	1,735	1,620	1,494
Weighted-average shares for diluted income/(loss) per share	85,234	89,122	90,564
Income/(loss) per share
Basic:
Net income from continuing operations	$1.79	$1.26	$1.44
Income/(loss) from discontinued operations, net of tax	0.03	(0.02)	(0.01)
Gain/(loss) from sale of discontinued operations, net of tax	—	(0.02)	—
Net income attributable to CoreLogic	$1.82	$1.22	$1.43
Diluted:
Net income from continuing operations	$1.75	$1.23	$1.42
Income/(loss) from discontinued operations, net of tax	0.03	(0.02)	(0.01)
Gain/(loss) from sale of discontinued operations, net of tax	—	(0.02)	—
Net income attributable to CoreLogic	$1.78	$1.19	$1.41

For the year ended December 31, 2017, RSUs of less than 0.1 million were excluded from the weighted average diluted common shares outstanding due to their antidilutive effect. For the years ended December 31, 2016 and 2015, less than 0.1 million stock options were considered antidilutive.

Note 11 - Employee Benefit Plans

We currently offer a variety of employee benefit plans, including the CoreLogic, Inc. 401(k) Savings Plan (the "Savings Plan"), two non-qualified defined benefit plans and a deferred compensation plan. Historically, we have also offered a defined benefit pension plan incorporated with the acquisition of RELS (the "RELS Pension Plan"). RELS voted to terminate the RELS Pension Plan effective October 31, 2016.

The RELS Pension Plan offered participants annuity payments based on a number of factors as well as an alternative lump sum distribution to certain participants. In June 2017, we made a payment of $13.5 million for expected contributions to settle the defined benefit pension plan incorporated with the acquisition of RELS. Actual contributions for the year ended December 31, 2017, totaled $12.7 million. We transferred the remaining assets to a highly rated insurance company. For the year ended December 31, 2017, we recorded a loss of $5.1 million within (loss)/gain on investments and other, net in our consolidated statement of operations and cleared the corresponding RELS Pension Plan liability of $9.2 million and corresponding accumulated other comprehensive loss of $1.8 million within our consolidated balance sheets and consolidated statements of comprehensive income.

The non-qualified plans are comprised of our frozen unfunded supplemental management and executive benefit plans (collectively, “SERPs”) and a frozen pension restoration plan (the “Restoration Plan”).

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2017, 2016 and 2015

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

The following table summarizes the balance sheet impact, including benefit obligations, assets and funded status associated with the RELS Pension Plan, SERPs and Restoration Plan as of December 31, 2017 and 2016:

(in thousands)	2017	2016
Change in projected benefit obligation:
Benefit obligation at beginning of period	$65,108	$61,256
Service costs	—	90
Interest costs	1,879	2,587
Actuarial losses	3,579	1,817
Benefits paid	(39,185)	(2,989)
Annuity carrier load	—	2,347
Projected benefit obligation at end of period	$31,381	$65,108

Change in plan assets:
Plan assets at fair value at beginning of period	$25,225	$21,175
Actual return on plan assets	(197)	(458)
Company contributions	14,157	7,497
Benefits paid	(39,185)	(2,989)
Plan assets at fair value at end of the period	—	25,225
Reconciliation of funded status:
Unfunded status of the plans	$(31,381)	$(39,883)

Amounts recognized in the consolidated balance sheet consist of:
Accrued salaries and benefits	$(1,513)	$(10,604)
Other liabilities	(29,868)	(29,279)
	$(31,381)	$(39,883)
Amounts recognized in accumulated other comprehensive loss:
Unrecognized net actuarial loss	$12,184	$14,021
Unrecognized prior service credit	(3,341)	(4,486)
	$8,843	$9,535

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2017, 2016 and 2015

The net periodic pension cost for the years ended December 31, 2017, 2016 and 2015, for the RELS Pension Plan, SERPs, and Restoration Plan includes the following components:

(in thousands)	2017	2016	2015
Expenses:
Service costs	$—	$90	$161
Interest costs	1,879	2,587	1,205
Expected return on plan assets	(156)	(160)	—
Amortization of net (gain)/loss	(691)	979	(620)
Net periodic benefit cost	$1,032	$3,496	$746

Weighted-average discount rate used to determine costs for the plans were as follows:

	2017	2016	2015
RELS Pension Plan	3.97%	4.44%	4.09%
SERPs	4.00%	4.20%	3.85%
Restoration Plan	4.08%	4.32%	3.98%

Weighted-average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	2017	2016
RELS Pension Plan
Discount rate	N/A	3.97%
Salary increase rate	N/A	N/A
Expected return on plan assets	N/A	3.50%
SERPs
Discount rate	3.50%	4.00%
Salary increase rate	N/A	N/A
Restoration Plan
Discount rate	3.57%	4.08%

The discount rate assumptions utilized reflect the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments.

The following table provides the funded status in the defined RELS Pension Plan, Restoration Plan and SERPs as of December 31, 2017, 2016 and 2015:

(in thousands)	2017	2016	2015
Projected benefit obligation	$31,381	$65,108	$61,256
Accumulated benefit obligation	$31,381	$65,108	$61,256
Plan assets at fair value at end of year	$—	$25,225	$21,175

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2017, 2016 and 2015

The estimated amounts of net actuarial loss and prior service benefits in accumulated other comprehensive loss to be amortized and recognized as a component of net periodic benefit cost in 2018 are as follows:

(in thousands)
Net actuarial loss	$487
Prior service benefit	$1,145

The following benefit payments for all plans for the next ten years, which reflect expected future turnover, as appropriate, are expected to be paid as follows:

(in thousands)
2018	$1,539
2019	1,561
2020	1,540
2021	1,758
2022	1,974
2023-2027	9,492
$17,864

The Savings Plan allows for employee-elective contributions up to the maximum deductible amount as determined by the Internal Revenue Code. We make discretionary matching contributions to the Savings Plan based on participant contributions as well as discretionary contributions based on profitability. The expense within continuing operations for the years ended December 31, 2017, 2016 and 2015 related to the Savings Plan were $10.9 million, $10.8 million and $10.0 million, respectively. The Savings Plan allows the participants to purchase shares of our common stock as one of the investment options, subject to certain limitations. The Savings Plan held 662,358 and 741,019 shares of our common stock, representing 0.8% and 0.9% of the total shares outstanding at December 31, 2017 and 2016, respectively.

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

The value of the assets underlying our deferred compensation plan was $29.6 million and $28.0 million as of December 31, 2017 and 2016, respectively, and is included in other assets in the accompanying consolidated balance sheets. The unfunded liability for our deferred compensation plan was $35.3 million and $34.5 million as of December 31, 2017 and 2016, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.

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

Interest rate swap agreements

The fair value of the interest rate swap agreements was estimated based on market value quotes received from the counter parties to the agreements.

The fair values of our financial instruments as of December 31, 2017 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$118,804	$—	$—	$118,804
Restricted cash	—	7,565	—	7,565
	$118,804	$7,565	$—	$126,369

Financial Liabilities:
Contingent consideration	$—	$—	$6,500	$6,500
Total debt	$—	$1,780,547	$—	$1,780,547

Derivatives:
Asset for interest rate swap agreements	$—	$11,985	$—	$11,985

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2017, 2016 and 2015

The fair values of our financial instruments as of December 31, 2016 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$72,031	$—	$—	$72,031
Restricted cash	—	17,943	—	17,943
	$72,031	$17,943	$—	$89,974

Financial Liabilities:
Total debt	$—	$1,622,811	$—	$1,622,811

Derivatives:
Asset for interest rate swap agreements	$—	$5,392	$—	$5,392
Liability for interest rate swap agreements	$—	$2,283	$—	$2,283

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the year ended December 31, 2017:

		Fair Value Measurements Using
(in thousands)	Remaining Fair Value	Level 1	Level 2	Level 3	Impairment Losses
Investment in affiliates, net	—	—	—	—	3,811
	$—	$—	$—	$—	$3,811

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the year ended December 31, 2016:

		Fair Value Measurements Using
(in thousands)	Remaining Fair Value	Level 1	Level 2	Level 3	Impairment Losses
Property and equipment, net	$—	$—	$—	$—	$2,005
Capitalized data and database costs, net	—	—	—	—	882
Investment in affiliates, net	5,662	—	—	5,662	23,431
	$5,662	$—	$—	$5,662	$26,318

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the year ended December 31, 2015:

		Fair Value Measurements Using
(in thousands)	Remaining Fair Value	Level 1	Level 2	Level 3	Impairment Losses
Property and equipment, net	—	—	—	—	3,770

There were no transfers between Level 1, Level 2, or Level 3 securities for the year ended December 31, 2017.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2017, 2016 and 2015

We recorded a non-cash impairment charge of $3.8 million and $23.4 million for the years ended December 31, 2017 and December 31, 2016, respectively, in our investment in affiliates, net due to other-than-temporary losses in value from the absence of an ability to recover the carrying amount of the investments.

We also recorded non-cash impairment charges of $2.0 million and $3.8 million for the years ended December 31, 2016 and December 31, 2015, respectively, in our property and equipment, net primarily related to internally developed software. Further, we recorded a non-cash impairment charge of $0.9 million for the year ended December 31, 2016, in our capitalized data and database costs, net primarily related to a database that became obsolete. Impairment losses from property and equipment, net are recorded within depreciation and amortization in the accompanying consolidated statements of operations.

In connection with our acquisition of Myriad in August 2017, we entered into a contingent consideration agreement of up to $3.0 million to be paid in cash by 2019 upon the achievement of certain revenue targets in fiscal years 2017 and 2018. See Note 16 - Acquisitions for further discussion. We fair-valued the contingent payment using the Monte-Carlo simulation model and initially recorded $1.8 million as contingent consideration. The contingent payment is fair-valued quarterly and changes are recorded within (loss)/gain on investments and other, net in our consolidated statements of operations. As of December 31, 2017, we increased the fair value of the contingent payment by $0.3 million and recorded the loss in our consolidated statements of operations for the year ended December 31, 2017.

In connection with an insignificant acquisition in November 2017, we entered into a contingent consideration agreement of up to $17.5 million in cash by 2022 upon the achievement of certain revenue targets in fiscal years 2017 through 2021. We fair-valued the contingent payment using the Monte-Carlo simulation model and initially recorded $4.4 million as contingent consideration. The contingent payment is fair-valued quarterly and changes are recorded within the (loss)/gain on investments and other, net in our consolidated statements of operations.

In connection with our call option related to the Mercury acquisition, we recorded a loss of $4.6 million in our consolidated statement of operations for the year ended December 31, 2017. See Note 16 - Acquisitions for further discussion.

Note 13 - Share-Based Compensation

We currently issue equity awards under the Amended and Restated CoreLogic, Inc. 2011 Performance Incentive Plan, as amended, which was initially approved by our stockholders at our Annual Meeting, held on May 19, 2011 with an amendment and restatement approved by our stockholders at our Annual Meeting held on July 29, 2014, and a subsequent technical amendment by the Board in December 2016 ("Plan"). The Plan includes the ability to grant RSUs, PBRSUs and stock options. Prior to the approval of the Plan, we issued share-based awards under the CoreLogic, Inc. 2006 Incentive Plan. The Plan provides for up to 21,909,000 shares of the Company's common stock to be available for award grants.

We have primarily utilized RSUs, PBRSUs and stock options as our share-based compensation instruments for employees and directors. The fair value of any share-based compensation instrument grant is based on the market value of our shares on the date of grant and is recognized as compensation expense over its vesting period.

Restricted Stock Units

For the years ended December 31, 2017, 2016 and 2015, we awarded 708,160, 967,826 and 965,978 RSUs, respectively, with an estimated fair value of $28.5 million, $33.7 million and $34.1 million, respectively. The RSU awards vest ratably over 3 years. RSU activity for the year ended December 31, 2017 is as follows:

(in thousands, except weighted average fair value prices)	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested RSUs outstanding at December 31, 2016	1,555	$34.14
RSUs granted	708	$40.32
RSUs vested	(884)	$34.25
RSUs forfeited	(70)	$36.29
Unvested RSUs outstanding at December 31, 2017	1,309	$37.54

As of December 31, 2017, there was $27.3 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 1.8 years. The fair value of RSUs is based on the market value of the Company’s shares on the date of grant. For the year ended December 31, 2017, our share-based compensation expense included $4.2 million from a one-time vesting acceleration in accordance with our plan.

Performance-Based Restricted Stock Units

For the years ended December 31, 2017, 2016 and 2015, we awarded 309,675, 285,475 and 231,624 PBRSUs, respectively, with an estimated fair value of $12.7 million, $10.1 million and $7.9 million, respectively. These awards could be subject to service-based, performance-based and market-based vesting. The performance period for the PBRSUs awarded during 2017 is from January 1, 2017 to December 31, 2019, and the performance metric is adjusted earnings per share and market-based conditions. Subject to satisfaction of the performance criteria, the 2017 awards will vest on December 31, 2019.

The performance period for the PBRSUs awarded during 2016 is from January 1, 2016 to December 31, 2018, and the performance metric is adjusted earnings per share and market-based conditions. Subject to satisfaction of the performance criteria, the 2016 awards will vest on December 31, 2018. The performance period for the PBRSUs awarded during 2015 was from January 1, 2015 to December 31, 2017, and the performance metric was adjusted earnings per share and market based conditions. Based on achievement of the performance criteria, the 2015 awards were earned at 150%.

The fair values of the 2017, 2016, and 2015 awards were estimated using Monte-Carlo simulation with the following weighted-average assumptions:

	2017	2016	2015

Expected dividend yield	—%	—%	—%
Risk-free interest rate (1)	1.47%	0.99%	0.93%
Expected volatility (2)	27.83%	25.12%	24.01%
Average total shareholder return (2)	1.46%	(1.23)%	8.37%

(1)	The risk-free interest rate for the periods within the contractual term of the PBRSUs is based on the U.S. Treasury yield curve in effect at the time of the grant.

(2)
The expected volatility and average total shareholder return is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

PBRSU activity for the year ended December 31, 2017 is as follows:

(in thousands, except weighted average fair value prices)	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested PBRSUs outstanding at December 31, 2016	738	$34.13
PBRSUs granted	310	$41.08
PBRSUs vested	(227)	$31.90
PBRSUs forfeited	(162)	$36.48
Unvested PBRSUs outstanding at December 31, 2017	659	$37.22

As of December 31, 2017, there was $6.9 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 1.7 years. The fair value of PBRSUs is based on the market value of the Company’s shares on the date of grant.

Stock Options

We did not issue any options for the years ended December 31, 2017, 2016 and 2015, respectively. Option activity for the year ended December 31, 2017 is as follows:

(in thousands, except weighted average prices)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	1,504	$21.22
Options exercised	(318)	$23.25
Options vested, exercisable, and outstanding December 31, 2017	1,186	$20.67	2.3	$30,295

As of December 31, 2017, there was no unrecognized compensation cost related to unvested stock options.

The intrinsic value of options exercised was $5.9 million, $4.5 million and $9.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

Employee Stock Purchase Plan

The employee stock purchase plan allows eligible employees to purchase our common stock at 85.0% of the lesser of the closing price on the first day or the last day of each quarter. Our employee stock purchase plan was approved by our stockholders at our 2012 annual meeting of stockholders and the first offering period commenced in October 2012. We recognized an expense for the amount equal to the estimated fair value of the discount during the offering period.

The following table sets forth the share-based compensation expense recognized for the years ended December 31, 2017, 2016 and 2015:

(in thousands)	2017	2016	2015
Restricted stock units	$29,188	$25,839	$24,591
Performance-based restricted stock units	4,987	11,702	8,080
Stock options	144	1,017	1,923
Employee stock purchase plan	1,548	1,291	1,192
	$35,867	$39,849	$35,786

The above share-based compensation expense has $4.9 million, $4.5 million and $4.0 million included within cost of services for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 14 - Commitments and Contingencies

Lease Commitments

We lease certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that we pay for related insurance and taxes.

Future minimum rental payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2017 are as follows:

(in thousands)
2018	$27,860
2019	26,699
2020	22,709
2021	17,328
2022	9,777
Thereafter	62,175
$166,548

Total rental expenses for all operating leases and month-to-month rentals were $28.5 million, $30.6 million and $28.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 15 - Litigation and Regulatory Contingencies

We have been named in various lawsuits and we may from time to time be subject to audit or investigation by governmental agencies. Currently, governmental agencies are auditing or investigating certain of our operations.

With respect to matters where we have determined that a loss is both probable and reasonably estimable, we have recorded a liability representing our best estimate of the financial exposure based on known facts. For matters where a settlement has been reached, we have recorded the expected amount(s) of such settlements. With respect to audits, investigations or lawsuits that are ongoing, although their final dispositions are not yet determinable, we do not believe that the ultimate resolution of such matters, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows. As of December 31, 2017, we do not believe that a material loss exceeding amounts accrued of $16.8 million is probable, all of which was recorded prior to September 30, 2017. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. We record expenses for legal fees as incurred.

Fair Credit Reporting Act Class Actions

In February 2012, CoreLogic National Background Data, LLC (n/k/a CoreLogic Background Data, LLC ("CBD")) was named as a defendant in a putative class action styled Tyrone Henderson, et. al., v. CoreLogic National Background Data, in the United States District Court for the Eastern District of Virginia. Plaintiffs allege violation of the Fair Credit Reporting Act, and pled a putative class claim relating to CBD’s return of criminal record data in response to search queries initiated by its consumer reporting agency customers, which then prepare and transmit employment background screening reports to their employer customers. The parties have agreed to settle the case on a class-wide basis, and a final fairness hearing is set for March 2018.

In June 2015, a companion case, Witt v. CoreLogic National Background Data, et. al. was filed in the United States District Court for the Eastern District of Virginia by the same attorneys as in Henderson, alleging the same claim against CBD. Witt also names as a defendant CoreLogic SafeRent, LLC (n/k/a CoreLogic Rental Property Solutions, LLC (“RPS”)) on the theory that RPS provided criminal record “reports” to CBD at the same time that CBD delivered reports to CBD’s consumer reporting agency customers. The parties have agreed to settle the case on a class-wide basis, and a final fairness hearing is set for March 2018.

In July 2017, RPS was named as a defendant in a putative class action lawsuit styled Claudinne Feliciano, et. al., v. CoreLogic SafeRent, LLC, in the United States District Court for the Southern District of New York. The case alleges violation of the Fair Credit Reporting Act and the New York Fair Credit Reporting Act. The named plaintiff alleges that RPS prepared a background screening report about her that contained a record of a New York Housing Court action without noting that the action had previously been dismissed. Plaintiff seeks to represent a class of similarly situated consumers with respect to reports issued during the period of July 2015 to the present. RPS has denied the claims and intends to defend against these claims vigorously.

In November 2017, CoreLogic Credco, LLC (“Credco”) was named as a defendant in a putative class action lawsuit styled Shakeena King, et. al., v. CoreLogic Credco, LLC, in the United States District Court for the Eastern District of Virginia. Plaintiff alleges that Credco prepared a tri-merge report about her which included information belonging to another person. Credco has denied the claims and intends to defend against the claims vigorously.

Separation

Following the Separation, we are responsible for a portion of FAFC's contingent and other corporate liabilities. In the Separation and Distribution Agreement we entered into in connection with the Separation, we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary. At December 31, 2017, no reserves were considered necessary.

In addition, the Separation and Distribution Agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our predecessor, the FAC's financial services business, with FAFC and financial responsibility for the obligations and liabilities of FAC's information solutions business with us. Specifically, each party will, and will cause its subsidiaries and affiliates to, indemnify, defend and hold harmless the other party, its respective affiliates and subsidiaries and each of its respective officers, directors, employees and agents for any losses arising out of or otherwise in connection with the liabilities each such party assumed or retained pursuant to the Separation.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2017, 2016 and 2015

Note 16 - Acquisitions

In August 2017, we completed the acquisition of Myriad for $22.0 million, subject to working capital adjustments, and up to $3.0 million to be paid in cash by 2019, contingent upon the achievement of certain revenue targets in fiscal years 2017 and 2018. We fair valued the contingent payment using the Monte-Carlo simulation model and preliminarily recorded $1.8 million as contingent consideration. The contingent payment is fair valued quarterly and changes are recorded within (loss)/gain on investments and other, net in our consolidated statement of operations. As of December 31, 2017, we increased the fair value of the contingent payment by $0.3 million and recorded a $0.3 million loss in our consolidated statements of operations for the year ended December 31, 2017. See Note 12 - Fair Value of Financial Instruments for further discussion. This acquisition builds on our software-as-a-service capabilities by offering a workflow tool used by the insurance industry for policy underwriting. Myriad is included as a component of our PIRM reporting segment. The purchase price was allocated to

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2017, 2016 and 2015

the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. The purchase price allocation is subject to change based on our final determination of fair value in connection with intangible assets and working capital matters. We preliminarily recorded a deferred tax liability of $3.1 million, customer lists of $1.7 million with an estimated average life of 12 years, tradenames of $1.6 million with an estimated average life of 7 years, proprietary technology of $5.8 million with an estimated useful life of 8 years and goodwill of $17.3 million. The business combination did not have a material impact on our consolidated statements of operations.

In August 2017, we completed the acquisition of Clareity for $15.0 million, subject to working capital adjustments. This acquisition leverages our market leading position in real estate and provides authentication-related services to real estate brokers and agents. Clareity is included as a component of our PIRM reporting segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. The purchase price allocation is subject to change based on our final determination of fair value in connection with intangible assets and other working capital matters. We preliminarily recorded a deferred tax liability of $2.6 million, customer lists of $3.4 million with an estimated average life of 10 years, tradenames of $0.9 million with an estimated average life of 7 years, proprietary technology of $2.0 million with an estimated useful life of 5 years and goodwill of $10.9 million. Goodwill was decreased by approximately $0.2 million from the amount recorded in the third quarter of 2017, as a result of a change in the purchase price allocation for certain working capital and tax adjustments. The business combination did not have a material impact on our consolidated statements of operations.

In June 2017, we acquired a 45.0% interest in Mercury for $70.0 million, which included a call option to purchase the remaining 55.0% interest within the subsequent nine-month period. We preliminarily valued the call option at $4.6 million using the Black-Scholes model. In August 2017, we purchased the remaining 55.0% ownership of Mercury for an additional $83.0 million and wrote-off the aforementioned call option. This write-off, partially offset by a gain in connection with the acquisition, resulted in a net loss of $1.9 million within our (loss)/gain on investments and other, net in the accompanying consolidated statement of operations. Mercury is a technology company servicing small and medium-sized mortgage lenders and appraisal management companies to manage their collateral valuation operations. This investment rolls into our UWS segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. The purchase price allocation is subject to change based on our final determination of fair value in connection with intangible assets and working capital matters. We preliminarily recorded a deferred tax liability of $19.8 million, tradenames of $3.6 million with an estimated life of 8 years, customer lists of $41.3 million with an estimated life of 10 years, proprietary technology of $20.1 million with an estimated life of 9 years, and goodwill of $105.3 million. Goodwill was increased by approximately $5.8 million from the amount recorded in the third quarter of 2017, as a result of a change in purchase price allocation for certain working capital and tax adjustments. This business combination did not have a material impact on our consolidated statements of operations.

In April 2016, we completed the acquisition of FNC for up to $475.0 million, with $400.0 million in cash paid at closing, subject to certain closing adjustments, and up to $75.0 million to be paid in cash in 2018, contingent upon the achievement of certain revenue targets in fiscal 2017. We fair-valued the contingent payment using the Monte-Carlo simulation model and initially recorded $8.0 million as contingent consideration, which was fully reversed as of December 31, 2016. As of December 31, 2017, the fiscal 2017 revenue target was not achieved, therefore no contingent consideration is expected. FNC is a leading provider of real estate collateral information technology and solutions that automates property appraisal ordering, tracking, documentation and review for lender compliance with government regulations and is included as a component of our UWS reporting segment. The acquisition expands our property valuation capabilities. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We recorded a deferred tax liability of $85.4 million, property and equipment of $79.8 million with an estimated average life of 12 years, customer lists of $145.3 million with an estimated average life of 16 years, trade names of $15.9 million with an estimated average life of 19 years, non-compete agreements of $18.8 million with an estimated average life of 5 years, and goodwill of $220.3 million. For the year ended December 31, 2017, goodwill was reduced by approximately $5.4 million as a result of a change in purchase price allocation for certain tax adjustments. This business combination did not have a material impact on our consolidated statements of operations.

In January 2016, we acquired the remaining 40% mandatorily redeemable noncontrolling interest in New Zealand-based Property IQ Ltd ("PIQ") for NZD $27.8 million, or $19.0 million, and settled the mandatorily redeemable noncontrolling interest. PIQ is included as a component of our PIRM reporting segment.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2017, 2016 and 2015

In December 2015, we completed the acquisition of the remaining 49.9% interest in RELS for approximately $65.0 million and recorded an investment gain of approximately $34.3 million due to the step-up in fair value on the previously held 50.1% interest, which is included in (loss)/gain on investment and other, net in the accompanying consolidated statements of operations. RELS is included as a component of our UWS reporting segment. The acquisition of RELS expands our real estate asset valuation and appraisal solutions in connection with loan originations. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We recorded property and equipment of $27.0 million with an estimated average life of 10 years, customer lists of $48.4 million with an estimated average life of 10 years, other intangibles of $5.0 million with an estimated useful life of 10 years and goodwill of $23.1 million, of which $11.5 million is deductible for tax purposes. The business combination did not have a material impact on our consolidated statements of operations.

In October 2015, we completed the acquisition of Cordell for AUD $70.0 million, or $49.1 million, subject to working capital adjustments, which is included as a component of our PIRM reporting segment. The acquisition of Cordell further expands our property information capabilities in Australia. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We recorded property and equipment of $14.3 million with an estimated average life of 10 years, customer lists of $5.5 million with an estimated average life of 8 years, trade names of $0.6 million with an estimated useful life of 4 years and goodwill of $31.9 million, which is fully deductible for tax purposes. The business combination did not have a material impact on our consolidated statements of operations.

In September 2015, we completed the acquisition of LandSafe for $122.0 million, subject to working capital adjustments, which is included as a component of our UWS reporting segment. The acquisition builds on our longstanding strategic relationship with a key client and continues to expand our property valuation capabilities. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We recorded customer lists of $53.4 million with an estimated average life of 10 years, other intangibles of $4.3 million with an estimated useful life of 10 years and goodwill of $64.6 million, which is fully deductible for tax purposes. The business combination did not have a material impact on our consolidated statements of operations.

For the years ended December 31, 2017, 2016 and 2015, we incurred $4.5 million, $6.9 million and $3.9 million, respectively, of acquisition-related costs within selling, general and administrative expenses in our consolidated statements of operations. For the years ended December 31, 2017, 2016 and 2015, the aggregation of the business combinations in each respective period did not have a material impact on our consolidated statements of operations.

Note 17 - Discontinued Operations

In September 2014, we completed the sale of our collateral solutions and field services businesses, which were included in the former reporting segment Asset Management and Processing Solutions ("AMPS"). In September 2012, we completed the wind down of our consumer services business and our appraisal management company business, which were included in our PIRM and UWS segments, respectively. In September 2011, we closed our marketing services business, which was included in our PIRM segment. In December 2010, we completed the sale of our Employer and Litigation Services businesses ("ELI").

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

Each of these businesses is reflected in our accompanying consolidated financial statements as discontinued operations and the results of these businesses in the prior years have been recast to conform to the 2017 presentation. For the year ended December 31, 2017, we recorded a gain of $4.5 million related to a pre-tax legal settlement in AMPS within our discontinued operations.

For the year ended December 31, 2017, we recorded a $0.3 million gain on the sale of discontinued operations, net of tax, primarily related to a settlement within our Asset Management and Processing Solutions ("AMPS") segment. For the year ended December 31, 2016, we recorded a $1.9 million loss on the sale of discontinued operations, net of tax, primarily due to transaction payments under an amendment to the sale agreement of collateral solutions and field services businesses.

Summarized below are certain assets and liabilities classified as discontinued operations as of December 31, 2017 and 2016:

(in thousands)
As of December 31, 2017	PIRM	UWS	ELI	AMPS	Total
Deferred income tax asset and other current assets	$325	$(231)	$21	$268	$383
Accounts payable and accrued expenses	$12	$154	$8	$1,632	$1,806

As of December 31, 2016
Deferred income tax asset, current	$325	$(231)	$—	$568	$662
Accounts payable, accrued expenses and other liabilities	$202	$167	$624	$2,130	$3,123

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2017, 2016 and 2015

Summarized below are the components of our income/(loss) from discontinued operations, net of tax for the years ended December 31, 2017, 2016 and 2015:

(in thousands)
For the Year Ended December 31, 2017	PIRM	UWS	ELI	AMPS	Total
Operating revenue	$—	$—	$—	$—	$—
Income/(loss) from discontinued operations before income taxes	205	6	(614)	4,154	3,751
Provision/(benefit) for income taxes	78	2	(233)	1,589	1,436
Income/(loss) from discontinued operations, net of tax	$127	$4	$(381)	$2,565	$2,315

For the Year Ended December 31, 2016
Operating revenue	$—	$—	$—	$—	$—
(Loss)/income from discontinued operations before income taxes	(37)	142	(1,600)	(890)	(2,385)
(Benefit)/Provision for income taxes	(14)	50	(612)	(343)	(919)
(Loss)/income from discontinued operations, net of tax	$(23)	$92	$(988)	$(547)	$(1,466)

For the Year Ended December 31, 2015
Operating revenue	$—	$—	$—	$—	$—
Loss from discontinued operations, net of tax	(650)	(20)	—	(230)	(900)
Benefit for income taxes	(204)	(52)	—	(88)	(344)
Income/(loss), net of tax	(446)	32	—	(142)	(556)
Less: Net income attributable to noncontrolling interests	—		—	—	—
(Loss)/income from discontinued operations, net of tax	$(446)	$32	$—	$(142)	$(556)

Note 18 - Segment Information

In December 2017, we renamed our Property Intelligence segment to PIRM and also renamed our Risk Management and Work Flow segment to UWS. As part of this resegmentation, we transferred our valuation solution business from our PIRM segment to the UWS segment and transferred our rental property solutions business from our UWS segment to our PIRM segment. The changes above reflect, and result from, corresponding changes in our management structure, go-to-market strategy, and internal reporting. As a result of these actions, we have organized our reportable segments into the following two segments: PIRM and UWS. All segment reporting and disclosures presented herein reflect these changes. See Note 1 - Description of the Company for further discussion.

Property Intelligence & Risk Management Solutions. Our PIRM segment combines property information, mortgage information and consumer information to deliver unique housing market and property-level insights, predictive analytics and risk management capabilities. We have also developed proprietary technology and software platforms to access, automate or track this information and assist our clients with decision-making and compliance tools in the real estate industry, insurance industry and the single and multifamily industry. We deliver this information directly to our clients in a standard format over the web, through hosted software platforms or in bulk data form. Our solutions include property insights and insurance & spatial solutions in North America, Western Europe and Asia Pacific. The segment's primary clients are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, MLS companies, property and casualty insurance companies, title insurance companies, government agencies and government-sponsored enterprises.

Our PIRM segment includes intercompany revenues of $6.1 million, $6.9 million, and $4.8 million for the years ended December 31, 2017, 2016 and 2015, respectively; and intercompany expenses of $3.2 million, $3.9 million and $4.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Underwriting & Workflow Solutions. Our UWS segment combines property information, mortgage information and consumer information to provide comprehensive mortgage origination and monitoring solutions, including, underwriting-related solutions and data-enabled valuations and appraisals. We have also developed proprietary technology and software platforms to access, automate or track this information and assist our clients with vetting and onboarding prospects, meeting compliance regulations and understanding, diagnosing and monitoring property values. Our solutions include property tax solutions, valuation solutions, credit solutions and flood services in North America. The segment’s primary clients are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, fixed-income investors, government agencies and property and casualty insurance companies.

Our UWS segment includes intercompany revenues of $3.2 million, $3.9 million, and $4.8 million for the years ended December 31, 2017, 2016 and 2015, respectively; and intercompany expenses of $6.1 million, $6.9 million and $4.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

We also separately report on our corporate and eliminations. Corporate consists primarily of corporate personnel and other expenses associated with our corporate functions and facilities, investment gains and losses, equity in earnings of affiliates, net of tax, and interest expense.

It is impracticable to disclose revenues from external clients for each product and service offered.

Selected segment financial information is as follows:

(in thousands)
For the Year Ended December 31, 2017	PIRM	UWS	Corporate	Eliminations	Consolidated (Excluding Discontinued Operations)
Operating revenue	$703,032	$1,157,432	$—	$(9,347)	$1,851,117
Depreciation and amortization	$99,558	$57,397	$20,851	$—	$177,806
Operating income	$89,129	$233,366	$(83,877)	$—	$238,618
Equity in (losses)/earnings of affiliates, net of tax	$(420)	$(1,258)	$492	$—	$(1,186)
Net income from continuing operations	$86,988	$222,928	$(160,382)	$—	$149,534
Capital expenditures	$56,157	$7,569	$11,772	$—	$75,498

For the Year Ended December 31, 2016
Operating revenue	$706,496	$1,256,841	$12	$(10,792)	$1,952,557
Depreciation and amortization	$101,196	$53,823	$17,559	$—	$172,578
Operating income	$101,700	$255,583	$(79,343)	$—	$277,940
Equity in (losses)/earnings of affiliates, net of tax	$(1,432)	$3,020	$(1,092)	$—	$496
Net income from continuing operations	$105,349	$237,767	$(233,170)	$—	$109,946
Capital expenditures	$53,217	$8,951	$18,550	$—	$80,718

For the Year Ended December 31, 2015
Operating revenue	$712,335	$825,339	$39	$(9,603)	$1,528,110
Depreciation and amortization	$101,422	$32,837	$16,118	$—	$150,377
Operating income	$96,707	$192,367	$(85,625)	$—	$203,449
Equity in (losses)/earnings of affiliates, net of tax	$(1,569)	$24,191	$(8,902)	$—	$13,720
Net income from continuing operations	$94,558	$216,111	$(181,117)	$—	$129,552
Capital expenditures	$56,467	$5,149	$18,942	$—	$80,558

(in thousands)
As of December 31, 2017	PIRM	UWS	Corporate	Eliminations	Consolidated (Excluding Discontinued Operations)
Investment in affiliates, net	$31,691	$4,552	$2,746	$—	$38,989
Long-lived assets	$1,721,815	$1,996,417	$5,542,323	$(5,613,410)	$3,647,145
Total assets	$1,911,222	$2,151,092	$5,628,824	$(5,614,108)	$4,077,030

As of December 31, 2016
Investment in affiliates, net	$27,218	$8,592	$4,999	$—	$40,809
Long-lived assets	$1,691,836	$1,738,627	$5,510,684	$(5,425,500)	$3,515,647
Total assets	$1,842,361	$1,914,814	$5,575,846	$(5,426,149)	$3,906,872

Operating revenue is attributed to countries based on location of the revenue-generating business. Operating revenue separated between domestic and foreign operations and by segment is as follows:

	Year Ended December 31,
(in thousands)	2017		2016		2015
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
PIRM	$545,311	$157,721	$560,085	$146,411	$584,396	$127,939
UWS	1,157,432	—	1,256,806	35	822,601	2,738
Corporate	—	—	—	12	—	39
Eliminations	(9,347)	—	(10,792)	—	(9,603)	—
Consolidated	$1,693,396	$157,721	$1,806,099	$146,458	$1,397,394	$130,716

Long-lived assets separated between domestic and foreign operations and by segment are as follows:

	As of December 31,
(in thousands)	2017		2016
	Domestic	Foreign	Domestic	Foreign
PIRM	$1,392,580	$329,235	$1,374,390	$317,446
UWS	1,996,417	—	1,738,627	—
Corporate	4,796,378	745,945	4,764,740	745,944
Eliminations	(4,867,465)	(745,945)	(4,679,560)	(745,940)
Consolidated (excluding assets for discontinued operations)	$3,317,910	$329,235	$3,198,197	$317,450

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2017, 2016 and 2015

Note 19 - Unaudited Quarterly Financial Data

The following tables sets forth certain unaudited consolidated quarterly financial data for the years ended 2017 and 2016:

	For the Quarters Ended
(in thousands, except per share amounts)	3/31/2017	6/30/2017	9/30/2017	12/31/2017
Operating revenue	$439,851	$473,978	$483,131	$454,157
Operating income	$32,563	$78,393	$62,296	$65,366
Equity in (losses)/earnings of affiliates, net of tax	$(723)	$(280)	$(229)	$46
Amounts attributable to CoreLogic:
Net income from continuing operations	$12,708	$41,182	$30,828	$64,816
Income/(loss) from discontinued operations, net of tax	2,417	78	(74)	(106)
Gain from sale of discontinued operations, net of tax	313	—	—	—
Net income attributable to CoreLogic stockholders	$15,438	$41,260	$30,754	$64,710
Basic income/(loss) per share:
Net income from continuing operations	$0.15	$0.49	$0.37	$0.79
Income/(loss) from discontinued operations, net of tax	0.03	—	—	—
Gain from sale of discontinued operations, net of tax	—	—	—	—
Net income	$0.18	$0.49	$0.37	$0.79
Diluted income/(loss) per share:
Net income from continuing operations	$0.15	$0.48	$0.36	$0.78
Income/(loss) from discontinued operations, net of tax	0.03	—	—	—
Gain from sale of discontinued operations, net of tax	—	—	—	—
Net income	$0.18	$0.48	$0.36	$0.78
Weighted-average common shares outstanding:
Basic	84,432	84,548	83,362	81,656
Diluted	86,341	86,097	85,090	83,539

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2017, 2016 and 2015

	For the Quarters Ended
(in thousands, except per share amounts)	3/31/2016	6/30/2016	9/30/2016	12/31/2016
Operating revenue	$453,543	$500,204	$523,896	$474,914
Operating income	$58,225	$76,398	$85,721	$57,596
Equity in (losses)/earnings of affiliates, net of tax	$(90)	$78	$607	$(99)
Amounts attributable to CoreLogic:
Net income from continuing operations	$27,538	$40,424	$36,002	$5,982
Loss from discontinued operations, net of tax	(58)	(4)	(936)	(468)
Loss from sale of discontinued operations, net of tax	—	—	—	(1,930)
Net income attributable to CoreLogic stockholders	$27,480	$40,420	$35,066	$3,584
Basic income/(loss) per share:
Net income from continuing operations	$0.31	$0.46	$0.41	$0.07
Loss from discontinued operations, net of tax	—	—	(0.01)	(0.01)
Loss from sale of discontinued operations, net of tax	—	—	—	(0.02)
Net Income	$0.31	$0.46	$0.40	$0.04
Diluted income/(loss) per share:
Net income from continuing operations	$0.31	$0.45	$0.40	$0.07
Loss from discontinued operations, net of tax	—	—	(0.01)	(0.01)
Loss from sale of discontinued operations, net of tax	—	—	—	(0.02)
Net Income	$0.31	$0.45	$0.39	$0.04
Weighted-average common shares outstanding:
Basic	88,310	88,572	87,584	85,534
Diluted	89,919	89,968	89,188	87,289

During the years ended December 31, 2017 and 2016, we identified prior period errors which had overstated our provision for deferred income taxes by $9.4 million for the year ended December 31, 2015 and understated our provision for deferred income taxes by $2.0 million prior to 2015. We corrected these items in the periods of identification by recording net reductions to deferred income tax expense of $3.0 million, $1.3 million and $3.1 million in the quarters ended September 30, 2017, June 30, 2017, and December 31, 2016, respectively, within continuing operations. See further discussion in Note 2 – Significant Accounting Policies.

CORELOGIC AND SUBSIDIARY COMPANIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
December 31, 2017, 2016 and 2015

(in thousands)	Balance at Beginning of Period	Charged to Costs & Expenses		Charged to Other Accounts	Deductions		Balance at End of Period
For the Year Ended December 31, 2017
Allowance for accounts receivable	$8,857	$9,633		$—	$(10,261)	(1)	$8,229
Claim losses	$26,939	$15,272		$—	$(15,332)	(2)	$26,879
Tax valuation allowance	$44,879	$(1,072)	(3)	$1,359	$—		$45,166
For the Year Ended December 31, 2016
Allowance for accounts receivable	$6,212	$8,508		$—	$(5,863)	(1)	$8,857
Claim losses	$25,344	$15,816		$—	$(14,221)	(2)	$26,939
Tax valuation allowance	$19,171	$25,946	(3)	$(238)	$—		$44,879
For the Year Ended December 31, 2015
Allowance for accounts receivable	$10,826	$1,736		$—	$(6,350)	(1)	$6,212
Claim losses	$24,871	$10,448		$—	$(9,975)	(2)	$25,344
Tax valuation allowance	$21,911	$(2,645)		$(95)	$—		$19,171

(1)	Amount represents accounts written off, net of recoveries.

(2)	Amount represents claim payments, net of recoveries.

(3)	Amount includes an out-of-period adjustment identified in each respective year. See further discussion in Note 2 – Significant Accounting Policies.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on that assessment, management determined that the Company's internal control over financial reporting was effective as of December 31, 2017.

Management excluded Myriad, Clareity and Mercury from the assessment of internal control over financial reporting as of December 31, 2017 because they were acquired in purchase business combinations during 2017. These companies are wholly-owned subsidiaries of the Company whose total assets and total revenues represent 0.5% and 1.2%, respectively, of the Company’s related consolidated financial statement amounts as of and for the year ended December 31, 2017.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements provided in Item 8, above, has issued a report on the effectiveness of our internal controls over financial reporting as of December 31, 2017.

(c) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as provided below, the information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

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

Item 11. Executive Compensation

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. The following consolidated financial statements of CoreLogic, Inc. are included in Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statement of Comprehensive Income/(Loss) for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015

Notes to the Consolidated Financial Statements for the Years Ended December 31, 2017, 2016 and 2015

2. Financial Statement Schedule.

3. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated December 17, 2015, by and among CoreLogic Solutions, LLC, CoreLogic Acquisition Co., Inc., FNC Holding Company, Inc. and, solely in his capacity as Shareholder Representative, Dennis S. Tosh, Jr. (Incorporated by reference herein to Exhibit 2.2 to the Company's Annual Report on Form 10-K as filed with the SEC on February 26, 2016)^†

2.2
First Amendment to Agreement and Plan of Merger, dated as of April 7, 2016, by and among CoreLogic Solutions, LLC, CoreLogic Acquisition Co., Inc., FNC Holding Company, Inc. and Dennis S. Tosh, Jr. (Incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 8, 2016).^†

3.1
Amended and Restated Certificate of Incorporation of CoreLogic, Inc., dated May 28, 2010 (Incorporated by reference herein from Exhibit 3.1 to the Company's Current Report on Form 8-K as filed with the SEC on June 1, 2010).

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

10.4
Employment Agreement, dated May 3, 2011, between CoreLogic, Inc. and Anand K. Nallathambi (Incorporated by reference herein from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011 as filed with the SEC on May 6, 2011).*

10.5
Employment Agreement, dated May 3, 2011, between CoreLogic, Inc. and Barry M. Sando (Incorporated by reference herein to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2011 as filed with the SEC on August 8, 2011).*

10.6
Amendment to Employment Agreement between the Company and Barry Sando effective as of June 16, 2014 (Incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014 as filed with the SEC on July 25, 2014).*

10.7
Amendment to Employment Agreement between the Company and Barry Sando effective as of October 6, 2014 (Incorporated by reference herein from Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC on February 26, 2015).*

10.8
Employment Agreement, dated August 29, 2011, between CoreLogic, Inc. and Frank Martell (Incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011 as filed with the SEC on November 4, 2011).*

10.9
Amendment to Employment Agreement between the Company and Frank Martell effective as of April 8, 2016 (Incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016 as filed with the SEC on July 27, 2016).*

10.10
Employment Agreement, dated April 8, 2016, between CoreLogic, Inc. and James L. Balas (Incorporated by reference herein from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016 as filed with the SEC on July 27, 2016).*

10.11	Form of Change in Control Agreement (Incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on June 14, 2010).*

10.12
Pension Restoration Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.13
Executive Supplemental Benefit Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.14
Amendment No. 1 to the Company's Executive Supplemental Benefit Plan, effective as of December 31, 2010 (Incorporated by reference herein from Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on November 24, 2010).*

10.15
Amendment No. 2 to the Company's Executive Supplemental Benefit Plan, dated as of January 27, 2011 (Incorporated by reference herein from Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.16
Management Supplemental Benefit Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.17
Amendment No. 1 to the Company's Management Supplemental Benefits Plan, effective as of December 31, 2010 (Incorporated by reference herein from Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on November 24, 2010). *

10.18
Amendment No. 2 to the Company's Management Supplemental Benefit Plan, dated as of January 27, 2011 (Incorporated by reference herein from Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.19
The CoreLogic, Inc. 2006 Incentive Compensation Plan (formerly The First American Corporation 2006 Incentive Compensation Plan) (Incorporated by reference herein from Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.20
CoreLogic, Inc.'s Amended and Restated 2011 Performance Incentive Plan, as amended December 6, 2016.(Incorporated by reference herein from Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on February 24, 2017.*)

10.21
Form of Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement (Employee), approved December 6, 2016. (Incorporated by reference herein from Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on February 24, 2017).*

10.22
Form of Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement (NEO), approved December 6, 2016. (Incorporated by reference herein from Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on February 24, 2017).*

10.23
Form of Notice of Performance-Based Restricted Stock Unit Grant and Form of Performance-Based Restricted Stock Unit Award Agreement, approved December 6, 2016. (Incorporated by reference herein from Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on February 24, 2017).*

10.24
Form of Notice of Nonqualified Stock Option Grant and Nonqualified Stock Option Grant Agreement (Employee) (Incorporated by reference herein from Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 14, 2011).*

10.25
Form of Notice of Option Grant and Option Award Agreement (Employee) (Incorporated by reference herein to Exhibit 10.5 to the Company's Current Report on Form 8-K as filed with the SEC on May 25, 2011).*

10.26
Form of Non-Employee Director Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement, approved December 6, 2016. (Incorporated by reference herein from Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on February 24, 2017).*

10.27
Form of Performance Unit Grant and Form of Performance Unit Award Agreement, approved December 6, 2016. (Incorporated by reference herein from Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on February 24, 2017).*

10.28	CoreLogic, Inc. Directors' Compensation Policy*•

10.29	Form of Indemnification Agreement (Directors and Officers) (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on May 25, 2011).*

10.30
CoreLogic, Inc., Amended and Restated Deferred Compensation Plan (originally effective as of June 1, 2010 and amended and restated effective as of January 1, 2017) (Incorporated by reference herein from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 as filed with the SEC on April 26, 2017)*

10.31
Second Amended and Restated Credit Agreement, dated as of August 10, 2017, among CoreLogic, Inc., CoreLogic Australia Pty Limited, the lenders party thereto, the other parties thereto and Bank of America, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 15, 2017).

10.32
Reseller Services Agreement, dated as of November 30, 1997 (Incorporated by reference herein from Exhibit (10)(g) to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998 as filed with the SEC on May 15, 1998).

10.33
Amendment to Reseller Services Agreement for Resales to Consumers, dated as of November 30, 1997 (Incorporated by reference herein from Exhibit (10)(h) to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998 as filed with the SEC on May 15, 1998).

10.34
Agreement for Service, dated October 7, 1998, between CoreLogic CREDCO (formerly First American CREDCO) and Equifax Credit Information Services, Inc. (Incorporated by reference herein from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011 as filed with the SEC on May 6, 2011).

10.35
Addendum to Agreement for Service, dated May 31, 2000, between CoreLogic CREDCO (formerly First American CREDCO) and Equifax Credit Information Services, Inc. (Incorporated by reference herein from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011 as filed with the SEC on May 6, 2011).

10.36
Reseller Service Agreement, dated April 26, 2011, between CoreLogic, Inc. and Trans Union LLC (Incorporated by reference herein from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2011 as filed with the SEC on May 6, 2011).

10.37
Master Professional Services Agreement, dated August 17, 2011, between CoreLogic Real Estate Solutions, LLC and Cognizant Technology Solutions U.S. Corporation (Incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A for the period ended September 30, 2011 as filed with the SEC on March 23, 2012).±

10.38
Amendment No. 1 to the Master Professional Services Agreement entered into effective as of September 4, 2014 between CoreLogic Real Estate Solutions, LLC and Cognizant Technology Solutions U.S. Corporation (Incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2015 as filed with the SEC on July 24, 2015).±

10.39
Amendment No. 2 to Supplement A, effective as of March 1, 2012, by and between CoreLogic Solutions, LLC and Cognizant Technology Solutions U.S. Corporation, to the Master Professional Services Agreement between CoreLogic Real Estate Solutions, LLC and Cognizant Technology Solutions U.S. Corporation (Incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013 as filed with the SEC on October 25, 2013). ±

10.40
Amendment No. 3 to Supplement A, effective as of September 1, 2013, by and between CoreLogic Solutions, LLC and Cognizant Technology Solutions U.S. Corporation, to the Master Professional Services Agreement between CoreLogic Real Estate Solutions, LLC and Cognizant Technology Solutions U.S. Corporation (Incorporated by reference herein to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014 as filed with the SEC on July 25, 2014).±

10.41
Master Services Agreement by and between the Company and Dell Marketing, L.P., dated as of July 19, 2012 (Incorporated by reference herein from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012 as filed with the SEC on October 26, 2012).±

10.42
Amendment No. 1 dated October 23, 2012 to the Master Services Agreement by and between CoreLogic Solutions, LLC and Dell Marketing, L.P. (Incorporated by reference herein from Exhibit 10.85 to the Company's Annual Report on Form 10-K for the period ended December 31, 2013 as filed with the SEC on February 25, 2013).

10.43
Amendment No. 2 dated October 26, 2012 to the Master Services Agreement and Supplement A between CoreLogic Solutions, LLC and Dell Marketing L.P. (Incorporated by reference herein from Exhibit 10.86 to the Company's Annual Report on Form 10-K for the period ended December 31, 2013 as filed with the SEC on February 25, 2013). ±

10.44	Amendment No. 4 dated October 1, 2017 to the Master Services Agreement and Supplement A between CoreLogic Solutions, LLC and NTT Data Services, LLC (formerly Dell Marketing L.P.)±•

21.1	Subsidiaries of the registrant.•

23.1	Consent of Independent Registered Public Accounting Firm.•

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Act of 1934, as amended.•

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.•

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.•

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.•

101
The following financial information from CoreLogic, Inc.'s Annual Report on From 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL) and furnished electronically herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss)/Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

CoreLogic, Inc.
(Registrant)

By: /s/ Frank D. Martell
Frank D. Martell
President and Chief Executive Officer
(Principal Executive Officer)
Date:	February 27, 2018

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Frank D. Martell, James L. Balas and Arnold Pinkston, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank D. Martell	President and Chief Executive Officer	February 27, 2018
Frank D. Martell	(Principal Executive Officer)

/s/ James L. Balas	Chief Financial Officer	February 27, 2018
James L. Balas	(Principal Financial Officer)

/s/ John K. Stumpf	Controller	February 27, 2018
John K. Stumpf	(Principal Accounting Officer)

/s/ Paul F. Folino	Chairman of the Board, Director	February 27, 2018
Paul F. Folino

/s/ J. David Chatham	Director	February 27, 2018
J. David Chatham

/s/ Douglas C. Curling	Director	February 27, 2018
Douglas C. Curling

/s/ John C. Dorman	Director	February 27, 2018
John C. Dorman

Director
Claudia Fan Munce

/s/ Thomas C. O’Brien	Director	February 27, 2018
Thomas C. O’Brien

/s/ Vikrant Raina	Director	February 27, 2018
Vikrant Raina

/s/ Jaynie Miller Studenmund	Director	February 27, 2018
Jaynie Miller Studenmund

/s/ David F. Walker	Director	February 27, 2018
David F. Walker

/s/ Mary Lee Widener	Director	February 27, 2018
Mary Lee Widener