Form 10-Q
period 2018-03-31
CORELOGIC, INC.
filed 2018-04-26
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

On April 23, 2018 there were 81,636,356 shares of common stock outstanding.

CoreLogic, Inc.

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.
CoreLogic, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except par value)	March 31,	December 31,
Assets	2018	2017
Current assets:
Cash and cash equivalents	$123,698	$118,804
Accounts receivable (less allowance for doubtful accounts of $6,946 and $8,229 as of March 31, 2018 and December 31, 2017, respectively)	244,046	256,595
Prepaid expenses and other current assets	45,202	47,220
Income tax receivable	8,053	7,649
Total current assets	420,999	430,268
Property and equipment, net	443,869	447,659
Goodwill, net	2,262,081	2,250,599
Other intangible assets, net	461,781	475,613
Capitalized data and database costs, net	329,146	329,403
Investment in affiliates, net	38,525	38,989
Deferred income tax assets	57	366
Other assets	110,721	104,516
Total assets	$4,067,179	$4,077,413
Liabilities and Equity
Current liabilities:
Accounts payable and other accrued expenses	$171,030	$145,655
Accrued salaries and benefits	76,146	93,717
Contract liabilities, current	310,590	303,948
Current portion of long-term debt	49,699	70,046
Total current liabilities	607,465	613,366
Long-term debt, net of current	1,660,241	1,683,524
Contract liabilities, net of current	527,791	504,900
Deferred income tax liabilities	103,695	102,571
Other liabilities	159,978	165,176
Total liabilities	3,059,170	3,069,537

Stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 81,636 and 80,885 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	219,594	224,455
Retained earnings	881,798	877,111
Accumulated other comprehensive loss	(93,384)	(93,691)
Total stockholders' equity	1,008,009	1,007,876
Total liabilities and equity	$4,067,179	$4,077,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands, except per share amounts)	2018	2017
Operating revenues	$444,900	$439,851
Cost of services (excluding depreciation and amortization shown below)	239,389	251,966
Selling, general and administrative expenses	114,952	111,850
Depreciation and amortization	46,140	43,472
Total operating expenses	400,481	407,288
Operating income	44,419	32,563
Interest expense:
Interest income	530	338
Interest expense	17,692	14,131
Total interest expense, net	(17,162)	(13,793)
Gain on investments and other, net	161	935
Income from continuing operations before equity in earnings/(losses) of affiliates and income taxes	27,418	19,705
(Benefit)/provision for income taxes	(711)	6,274
Income from continuing operations before equity in earnings/(losses) of affiliates	28,129	13,431
Equity in earnings/(losses) of affiliates, net of tax	233	(723)
Net income from continuing operations	28,362	12,708
(Loss)/income from discontinued operations, net of tax	(75)	2,417
Gain from sale of discontinued operations, net of tax	—	313
Net income	$28,287	$15,438
Basic income per share:
Net income from continuing operations	$0.35	$0.15
(Loss)/income from discontinued operations, net of tax	—	0.03
Gain from sale of discontinued operations, net of tax	—	—
Net income	$0.35	$0.18
Diluted income per share:
Net income from continuing operations	$0.34	$0.15
(Loss)/income from discontinued operations, net of tax	—	0.03
Gain from sale of discontinued operations, net of tax	—	—
Net income	$0.34	$0.18
Weighted-average common shares outstanding:
Basic	81,254	84,432
Diluted	82,820	86,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands)	2018	2017
Net income	$28,287	$15,438
Other comprehensive income/(loss)
Adoption of new accounting standards	408	—
Market value adjustments on interest rate swaps, net of tax	4,137	1,530
Foreign currency translation adjustments	(4,114)	13,548
Supplemental benefit plans adjustments, net of tax	(124)	(106)
Total other comprehensive income	307	14,972
Comprehensive income	$28,594	$30,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$28,287	$15,438
Less: (Loss)/income from discontinued operations, net of tax	(75)	2,417
Less: Gain from sale of discontinued operations, net of tax	—	313
Net income from continuing operations	28,362	12,708
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	46,140	43,472
Amortization of debt issuance costs	1,376	1,440
Provision for bad debt and claim losses	2,847	3,758
Share-based compensation	8,677	12,167
Equity in (earnings)/losses of affiliates, net of taxes	(233)	723
Deferred income tax	6,250	8,911
Gain on investment and other, net	(161)	(935)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	12,745	10,952
Prepaid expenses and other current assets	(764)	4,952
Accounts payable and other accrued expenses	4,987	(11,267)
Contract liabilities	(2,756)	15,447
Income taxes	(482)	(2,293)
Dividends received from investments in affiliates	776	—
Other assets and other liabilities	(7,537)	(4,357)
Net cash provided by operating activities - continuing operations	100,227	95,678
Net cash provided by/(used in) operating activities - discontinued operations	2	(25)
Total cash provided by operating activities	$100,229	$95,653
Cash flows from investing activities:
Purchases of property and equipment	(9,940)	(8,671)
Purchases of capitalized data and other intangible assets	(9,544)	(8,441)
Cash paid for acquisitions, net of cash acquired	(20,533)	—
Proceeds from sale of property and equipment	100	3
Proceeds from investments	980	—
Net cash used in investing activities - continuing operations	(38,937)	(17,109)
Net cash provided by investing activities - discontinued operations	—	—
Total cash used in investing activities	$(38,937)	$(17,109)
Cash flows from financing activities:
Proceeds from long-term debt	$95	$—
Repayment of long-term debt	(45,722)	(17,641)
Proceeds from issuance of shares in connection with share-based compensation	15,473	2,390
Payment of tax withholdings related to net share settlements	(10,532)	(12,262)
Shares repurchased and retired	(18,479)	(19,837)
Net cash used in financing activities - continuing operations	(59,165)	(47,350)
Net cash provided by financing activities - discontinued operations	—	—
Total cash used in financing activities	$(59,165)	$(47,350)
Effect of exchange rate on cash, cash equivalents and restricted cash	311	(814)
Net change in cash, cash equivalents and restricted cash	2,438	30,380
Cash, cash equivalents and restricted cash at beginning of period	129,869	89,974
Less: Change in cash, cash equivalents and restricted cash - discontinued operations	2	(25)
Plus: Cash swept from/(to) discontinued operations	2	(24)
Cash, cash equivalents and restricted cash at end of period	$132,307	$120,355

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,811	$11,768
Cash paid for income taxes	$988	$1,526
Cash refunds from income taxes	$2,917	$304
Non-cash investing activities:
Capital expenditures included in accounts payable and other accrued expenses	$6,267	$4,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Stockholder's Equity
(Unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Balance as of December 31, 2017	80,885	$1	$224,455	$877,111	$(93,691)	$1,007,876
Adoption of new accounting standards	—	—	—	(23,600)	408	(23,192)
Net income	—	—	—	28,287	—	28,287
Shares issued in connection with share-based compensation	1,151	—	15,473	—	—	15,473
Payment of tax withholdings related to net share settlements	—	—	(10,532)	—	—	(10,532)
Share-based compensation	—	—	8,677	—	—	8,677
Shares repurchased and retired	(400)	—	(18,479)	—	—	(18,479)
Other comprehensive loss	—	—	—	—	(101)	(101)
Balance as of March 31, 2018	81,636	$1	$219,594	$881,798	$(93,384)	$1,008,009

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

Our condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The 2017 year-end condensed consolidated balance sheet was derived from the Company's audited financial statements for the year ended December 31, 2017. Interim financial information does not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Client Concentration

We generate the majority of our operating revenues from clients with operations in the U.S. residential real estate, mortgage origination and mortgage servicing markets. Approximately 34% and 40% of our operating revenues for the three months ended March 31, 2018 and 2017, respectively, were generated from our top ten clients, who consist of the largest U.S. mortgage originators and servicers. None of our clients accounted for greater than 10% of our operating revenues for the three months ended March 31, 2018, and one of our clients accounted for approximately 12% of our operating revenues for the three months ended March 31, 2017.

Cash, Cash Equivalents and Restricted Cash

We deem the carrying value of cash, cash equivalents and restricted cash to be a reasonable estimate of fair value due to the nature of these instruments. The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows:

(in thousands)	March 31, 2018	March 31, 2017
Cash and cash equivalents	$123,698	$102,932
Restricted cash included in other assets	7,540	17,423
Restricted cash included in prepaid expenses and other current assets	1,069	—
Total cash, cash equivalents and restricted cash	$132,307	$120,355

Operating Revenue Recognition

We derive our operating revenues primarily from U.S. mortgage lenders, servicers and insurance companies with good creditworthiness. Operating revenue arrangements are written and specify the products or services to be delivered, pricing and payment terms. Operating revenue is recognized when the distinct good or service, or performance obligation, is delivered and control has been transferred to the client. Generally, clients contract with us to provide products and services that are highly interrelated and not separately identifiable. Therefore, the entire contract is accounted for as one performance obligation. Less commonly, some of our contracts have multiple performance obligations where we allocate the total price to each performance obligation based on the estimated relative standalone selling price using observable sales or the cost-plus-margin approach.

For products or services where delivery occurs at a point in time, we recognize operating revenue when the client obtains control of the products upon delivery. When delivery occurs over time, we generally recognize operating revenue ratably over the service period, once initial delivery has occurred. For certain of our products or services, clients may also pay upfront fees, which we defer and recognize as operating revenue over the longer of the contractual term or the expected client relationship period.

Licensing arrangements that provide our clients with the right to access or use our intellectual property are considered functional licenses for which we generally recognize operating revenue based on usage. For arrangements that provide a stand-ready obligation or substantive updates to the intellectual property, which the client is contractually or practically required to use, we recognize operating revenue ratably over the contractual term.

Client payment terms are standard with no significant financing components or extended payment terms granted. In limited cases, we allow for client cancellations for which we estimate a reserve.

See further discussion in Note 6 - Operating Revenues.

Comprehensive Income

Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners. Specifically, foreign currency translation adjustments, amounts related to supplemental benefit plans, unrealized gains and losses on interest rate swap transactions and unrealized gains and losses on investment are recorded in other comprehensive income. The following table shows the components of accumulated other comprehensive loss, net of taxes as of March 31, 2018 and December 31, 2017:

(in thousands)	2018	2017
Cumulative foreign currency translation	$(99,755)	$(95,630)
Cumulative supplemental benefit plans	(6,760)	(5,461)
Net unrecognized gains on interest rate swaps	13,131	7,400
Accumulated other comprehensive loss	$(93,384)	$(93,691)

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

We recorded equity in earnings of affiliates, net of tax of $0.2 million and equity in losses of affiliates, net of tax of $0.7 million for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018 and 2017, we recorded $0.3 million and $2.2 million, respectively, of operating revenues and $3.3 million and $2.8 million, respectively, of operating expenses related to our investment in affiliates.

Discontinued Operations

In September 2014, we completed the sale of our collateral solutions and field services businesses, which were included in the former reporting segment Asset Management and Processing Solutions ("AMPS"). In September 2012, we completed the wind down of our consumer services business and our appraisal management company business. In September 2011, we closed our marketing services business. In December 2010, we completed the sale of our Employer and Litigation Services businesses.

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

For the three months ended March 31, 2017, we recorded a gain of $4.5 million related to a pre-tax legal settlement in AMPS within our discontinued operations. There was no pre-tax legal settlement for the three months ended March 31, 2018. As of March 31, 2018 and December 31, 2017, we recorded assets of discontinued operations of $0.6 million and $0.4 million, respectively, within prepaid expenses and other current assets within our condensed consolidated balance sheets. Additionally, as of March 31, 2018 and December 31, 2017, we recorded liabilities of $1.8 million for both periods, within accounts payable and other accrued expenses.

Tax Escrow Disbursement Arrangements

We administer tax escrow disbursements as a service to our clients in connection with our property tax processing solutions. These deposits are maintained in segregated accounts for the benefit of our clients. Tax escrow deposits totaled $6.1 billion as of March 31, 2018 and $961.5 million as of December 31, 2017. Because these deposits are held on behalf of our clients, they are not our funds and, therefore, are not included in the accompanying condensed consolidated balance sheets.

These deposits generally remain in the accounts for a period of two to five business days. We generally derive operating income and expenses from these deposits and bear the risk of loss. To mitigate the risk of loss, we diversify the placement of funds across institutions with high credit ratings.

Under our contracts with our clients, if we make a payment in error or fail to pay a taxing authority when a payment is due, we could be held liable to our clients for all or part of the financial loss they suffer as a result of our act or omission. We maintained total claim reserves relating to incorrect disposition of assets of $20.6 million and $21.7 million as of March 31, 2018 and December 31, 2017, respectively, of which $9.3 million and $9.4 million, respectively, are short-term and are reflected within accounts payable and other accrued expenses within our accompanying condensed consolidated balance sheets. The remaining reserves are reflected within other liabilities.

Recent Accounting Pronouncements

In March 2018, the Financial Accounting Standards Board ("FASB") issued guidance pertaining to the accounting of the Tax Cuts and Jobs Act ("TCJA"), allowing companies a year to finalize and record any provisional or inestimable impacts of the TCJA. This guidance is effective upon issuance during this quarter. The adoption of this particular guidance did not have a material effect on our financial statements. See Note 9 - Income Taxes for discussion of the impacts of the TCJA on our Company.

In February 2018, the FASB issued guidance permitting companies to reclassify stranded tax effects from the TCJA from accumulated other comprehensive income to retained earnings. The stranded tax effects consist of deferred taxes originally recorded in accumulated other comprehensive income that exceed the newly enacted federal corporate tax rate. As permitted in the guidance, we elected to early adopt as of January 1, 2018. The net impact of adoption was a balance sheet reclassification of a $0.4 million unrealized loss within accumulated other comprehensive loss to retained earnings in the first quarter of 2018.

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

In November 2016, the FASB issued guidance that affects the presentation of restricted cash in the statement of cash flows and related disclosures. The guidance requires that the statement of cash flows explain the change in the combined total of restricted and unrestricted balances. Disclosure of how the statement of cash flows reconciles to the balance sheet is required if restricted cash is shown separately from cash and cash equivalents and the nature of the restrictions. We have adopted this guidance in the current period as required. Please see further discussion above within this Note.

In February 2016, the FASB issued guidance on lease accounting which requires leases with durations greater than 12-months to be recognized on the balance sheet as lease assets and lease liabilities beginning after December 15, 2018. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. Early adoption is permitted, however we will adopt on the required date of January 1, 2019. We are continuing to evaluate the impact of adopting this standard on our consolidated financial statements, controls and processes. We anticipate that our notes to the consolidated financial statements related to leases will be expanded and the most substantial change to our consolidated financial statements will be a gross-up of our total assets and liabilities of less than 5%, based on our preliminary analysis. Further, the guidance is not expected to materially impact our results of operations in the upcoming fiscal years and interim periods. Once further evaluation is complete we will expand our disclosure regarding the expected impact of adopting the updated guidance.

In January 2016, the FASB issued guidance on accounting for equity investments and financial liabilities. The standard does not apply to equity method investments or investments in consolidated subsidiaries. The update provides that equity investments with readily determinable values be measured at fair value and changes in the fair value flow through net income. These changes historically have been included in other comprehensive income. Equity investments without readily determinable fair values have the option to be measured at fair value or at cost adjusted for changes in observable prices minus impairment. Changes in fair value from the application of either method are also recognized in net income. The standard requires a qualitative assessment of impairment indicators at each reporting period. For financial liabilities, entities that elect the fair value option must recognize the change in fair value attributable to instrument-specific credit risk in other comprehensive loss rather than net income. Lastly, regarding deferred tax assets, the need for a valuation allowance on a deferred tax asset will need to be assessed in relation to available-for-sale debt securities. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We have adopted this guidance in the current period, which did not have a material effect on our financial statements.

In May 2014, the FASB issued updated guidance on revenue recognition in order to i) remove inconsistencies in revenue requirements, ii) provide a better framework for addressing revenue issues, iii) improve comparability across entities, industries, etc., iv) provide more useful information through improved disclosures, and v) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. Under the amendment, an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting treatment for the incremental costs of obtaining a contract, which would not have been incurred had the contract not been obtained. Further, an entity is required to disclose sufficient information to enable the user of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. The updated guidance provides two methods of adoption: i) retrospective application to each prior reporting period presented, or ii) recognition of the cumulative effect from the retrospective application at the date of initial application.

On January 1, 2018, we adopted this new accounting standard, and all the related amendments, using the modified retrospective approach for all contracts that were not completed as of the adoption date. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those prior periods. We also applied practical expedients which permit (i) the omission of remaining performance obligations that have contracts with an original expected duration of one year or less, (ii) the omission of performance obligations, which are for usage-based variable consideration, which we will recognize over the term of the arrangements based on the actual usage by the customers and (iii) expensing incremental contract costs, which would have otherwise been recognized in one year or less.

The cumulative effect of the changes made to our condensed consolidated balance sheet as of January 1, 2018 for the adoption of the new accounting standard is as follows:

(in thousands)	December 31, 2017	Adoption Adjustments	January 1, 2018
Assets
Accounts receivable, net	$256,595	$(941)	$255,654
Prepaid expenses and other current assets	47,220	(965)	46,255
Other assets	104,516	2,546	107,062

Liabilities
Contract liabilities, current	$303,948	$6,767	$310,715
Contract liabilities, net of current	504,900	24,801	529,701
Deferred income tax liability	102,571	(7,736)	94,835

Equity
Retained earnings	$877,111	$(23,183)	$853,928
Accumulated other comprehensive loss	(93,691)	(9)	(93,700)

In connection with the adoption of the new accounting guidance, we increased our total contract liabilities by $31.6 million of which $23.2 million was the result of a change in the accounting for contracts containing material rights the client would have not received without entering into the contract. The performance obligation associated with the material right is recognized when the future products or services are transferred or when the option expires. Further, we recorded $1.6 million of contract-related assets associated with the change in accounting, which are presented in prepaid expenses and other current assets and other assets in our condensed consolidated balance sheet. As a result of the adoption-related adjustments previously discussed, we adjusted our related deferred income tax and retained earnings accounts.

The impact of the adoption of the new accounting standard on our condensed consolidated balance sheet is as follows:

	March 31, 2018
(in thousands)	As Reported	Balances Without Adoption Adjustments	Effect of Change Higher/(Lower)
Assets
Accounts receivable, net	$244,046	$244,303	$(257)
Prepaid expenses and other current assets	45,202	47,308	(2,106)
Income tax receivable	8,053	8,044	9
Other assets	110,721	108,275	2,446

Liabilities
Accounts payable and other accrued expenses	$171,030	$171,220	$(190)
Contract liabilities, current	310,590	302,351	8,239
Contract liabilities, net of current	527,791	504,906	22,885
Deferred income tax liability	103,695	111,431	(7,736)

Equity
Accumulated other comprehensive loss	$(93,384)	$(93,391)	$7
Retained earnings	881,798	904,912	(23,114)

As of March 31, 2018, as reported balances include previously discussed adjustments related to the adoption of the new accounting guidance.

The impact of the adoption of the new accounting standard on our condensed consolidated statement of operations is as follows:

	For the Three Months Ended March 31, 2018
(in thousands)	As Reported	Balances Without Adoption Adjustments	Effect of Change Higher/(Lower)
Operating revenue	$444,900	$444,405	$495
Cost of services	239,389	239,526	(137)
Selling, general and administrative expenses	114,952	114,380	572
Operating income	44,419	44,359	60
Benefit for income taxes	(711)	(702)	(9)
Net income	28,287	28,218	69

The adoption of the new accounting guidance did not have nor do we expect it to have a material impact to net income on an ongoing basis. See Note 6 - Operating Revenues for additional information.

Note 2 - Property and Equipment, Net

Property and equipment, net as of March 31, 2018 and December 31, 2017 consists of the following:

(in thousands)	2018	2017
Land	$7,476	$7,476
Buildings	6,487	6,487
Furniture and equipment	65,413	63,255
Capitalized software	889,188	878,156
Leasehold improvements	40,258	39,990
Construction in progress	399	1,349
	1,009,221	996,713
Less accumulated depreciation	(565,352)	(549,054)
Property and equipment, net	$443,869	$447,659

Depreciation expense for property and equipment was approximately $21.8 million and $20.6 million for the three months ended March 31, 2018 and 2017, respectively.

Note 3 – Goodwill, Net

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by operating segment and reporting unit, for the three months ended March 31, 2018, is as follows:

(in thousands)	PIRM	UWS	Consolidated
Balance as of January 1, 2018
Goodwill	$1,029,223	$1,228,901	$2,258,124
Accumulated impairment losses	(600)	(6,925)	(7,525)
Goodwill, net	1,028,623	1,221,976	2,250,599
Acquisitions	14,648	(526)	14,122
Translation adjustments	(2,640)	—	(2,640)
Balance as of March 31, 2018
Goodwill, net	$1,040,631	$1,221,450	$2,262,081

For the three months ended March 31, 2018, we recorded goodwill of $14.6 million within our Property Intelligence & Risk Management ("PIRM") reporting unit related to the acquisition of eTech Solutions Limited ("eTech"). See Note 12 - Acquisitions for further discussion.

Note 4 – Other Intangible Assets, Net

Other intangible assets, net consist of the following:

	March 31, 2018			December 31, 2017
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Client lists	$691,647	$(314,706)	$376,941	$690,693	$(303,632)	$387,061
Non-compete agreements	28,113	(16,473)	11,640	28,118	(15,528)	12,590
Trade names and licenses	124,957	(51,757)	73,200	125,090	(49,128)	75,962
	$844,717	$(382,936)	$461,781	$843,901	$(368,288)	$475,613

Amortization expense for other intangible assets, net was $15.2 million and $14.0 million for the three months ended March 31, 2018 and 2017, respectively.

Estimated amortization expense for other intangible assets, net is as follows:

(in thousands)
Remainder of 2018	$41,981
2019	55,646
2020	55,400
2021	52,690
2022	51,020
Thereafter	205,044
$461,781

Note 5 – Long-Term Debt

Our long-term debt consists of the following:

	March 31, 2018			December 31, 2017
(in thousands)	Gross	Debt Issuance Costs	Net	Gross	Debt Issuance Costs	Net
Bank debt:
Term loan facility borrowings due August 2022, weighted-average interest rate of 3.52% and 3.28% as of March 31, 2018 and December 31, 2017, respectively	$1,710,000	$(16,007)	$1,693,993	$1,755,000	$(17,017)	$1,737,983
Revolving line of credit borrowings due August 2022	—	(6,308)	(6,308)	—	(6,672)	(6,672)
Notes:
7.55% senior debentures due April 2028	14,645	(47)	14,598	14,645	(48)	14,597
Other debt:
Various debt instruments with maturities through 2021	7,657	—	7,657	7,662	—	7,662
Total long-term debt	1,732,302	(22,362)	1,709,940	1,777,307	(23,737)	1,753,570
Less current portion of long-term debt	49,699	—	49,699	70,046	—	70,046
Long-term debt, net of current portion	$1,682,603	$(22,362)	$1,660,241	$1,707,261	$(23,737)	$1,683,524

As of March 31, 2018 and December 31, 2017, we have recorded $1.3 million and $1.0 million of accrued interest expense, respectively, on our debt-related instruments.

Credit Agreement

In August 2017, we amended and restated our credit agreement (“Credit Agreement”) with Bank of America, N.A. as the administrative agent, and other financial institutions. The Credit Agreement provides for a $1.8 billion five-year term loan A facility (“Term Facility”), and a $700.0 million five-year revolving credit facility ("Revolving Facility"). The Term Facility matures and the Revolving Facility expires in August 2022. The Revolving facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and/or Revolving Facility by up to $100.0 million in the aggregate; however the lenders are not obligated to do so. As of March 31, 2018, we had borrowing capacity of $700.0 million under the Revolving Facility and we were in compliance with all of our covenants under the Credit Agreement.

Debt Issuance Costs

In connection with the amendment and restatement of the Credit Agreement, in August 2017, we incurred approximately $14.3 million of debt issuance costs of which $14.0 million were initially capitalized within long-term debt, net of current in the accompanying condensed consolidated balance sheets. In addition, when we amended and restated the Credit Agreement we had $12.0 million remaining in previously unamortized costs. We will amortize all of these costs over the term of the Credit Agreement. For the three months ended March 31, 2018 and 2017, $1.4 million were expensed for both periods in the accompanying condensed consolidated statement of operations related to debt issuance costs.

7.55% Senior Debentures

In April 1998, we issued $100.0 million in aggregate principal amount of 7.55% senior debentures due 2028. The indentures governing these debentures, as amended, contain limited restrictions on us.

Interest Rate Swaps

We have entered into amortizing interest rate swaps ("Swaps") in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. Under the Swaps, we agree to exchange floating rate for fixed rate interest payments periodically over the life of the agreement. The floating rates in our Swaps are based on the one-month London interbank offering rate. The notional balances, terms, and maturities of our Swaps are currently designed to have at least 50% of our debt as fixed rate.

As of March 31, 2018, we have four Swaps with a combined remaining notional balance of $1.3 billion, a weighted average fixed interest rate of 1.31% (rates range from 1.03% to 2.61%), and scheduled terminations through August 2022. As previously indicated, notional balances under our Swaps are currently scheduled to increase and decrease over their contract lengths based on our expectations of variable debt levels. We currently have scheduled notional amounts of between $1.3 billion and $1.1 billion through March 2021 with $585.0 million thereafter until August 2022.

We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges is recorded in prepaid expenses and other current assets, other assets and other liabilities in the accompanying condensed consolidated balance sheets. The estimated fair value of these cash flow hedges resulted in an asset of $18.5 million, of which $1.6 million is classified within prepaid expenses and other current assets, and a liability of $1.0 million as of March 31, 2018. We recorded an asset of $12.0 million as of December 31, 2017.

Unrealized gains of $4.1 million (net of $1.4 million in deferred taxes) and unrealized gains of $1.5 million (net of $0.9 million in deferred taxes) for the three months ended March 31, 2018 and 2017, respectively, were recognized in other comprehensive income related to the Swaps.

Note 6 – Operating Revenues

Operating revenues by solution type consists of the following:

(in thousands)	For the Three Months Ended March 31, 2018
	PIRM	UWS	Corporate and Eliminations	Consolidated
Property Insights	$123,672	$—	$—	$123,672
Insurance & Spatial Solutions	37,164	—	—	37,164
Flood Data Services	—	16,974	—	16,974
Valuations Solutions	—	71,444	—	71,444
Credit Solutions	—	81,485	—	81,485
Property Tax Solutions	—	89,881	—	89,881
Other	12,931	13,635	(2,286)	24,280
Total Operating Revenue	$173,767	$273,419	$(2,286)	$444,900

Property Insights

Our property insights combine our patented predictive analytics and proprietary and contributed data to enable our clients to improve customer acquisition and retention, detect and prevent fraud, improve mortgage transaction cycle time and cost efficiency, identify real estate trends and neighborhood characteristics, track market performance and increase market share. Our data is comprised of real estate information with crime, site inspection, neighborhood, document images and other information from proprietary sources. We also provide verification of applicant income, identity and certain employment verification services. We typically license data in one of two forms: bulk data licensing and transactional licensing. Operating revenue for bulk data licensing contracts that provide a stand-ready obligation or include substantive updates to the intellectual property is recognized ratably over the contractual term; otherwise operating revenue is recognized upon delivery. For transactional licensing we recognize operating revenue based on usage.

Insurance and Spatial Solutions

Our insurance and spatial solutions provide originators and property and casualty insurers the solutions required to more effectively locate, assess and manage property-level assets and risks through location-based data and analytics. The licensed intellectual property data is generally provided to our clients on a subscription or usage basis. For subscription contracts, operating revenue is recognized ratably over the service period once initial delivery has occurred. For contracts to provide a license to data which is delivered via report or data file, operating revenue is recognized when the client obtains control of the products, which is upon delivery.

Property Tax Solutions

Our property tax solutions are built from aggregated property tax information from over 20,000 taxing authorities. We use this information to advise mortgage lenders and servicers of the property tax payment status of loans in their portfolio and to monitor that status over the life of the loans. If a mortgage lender or servicer requires tax payments to be impounded on behalf of its borrowers, we can also facilitate the transfer of these funds to the taxing authorities and provide the lender or servicer with payment confirmation. Property tax processing revenues are primarily comprised of periodic loan fees and life-of-loan fees. For periodic fee arrangements, we generate monthly fees at a contracted rate for as long as we service the loan. For life-of-loan fee arrangements, we charge a one-time fee when the loan is set-up in our tax servicing system. Life-of-loan fees are deferred and recognized ratably over the expected service period of 10 years and adjusted for early loan cancellation. Revenue recognition rates of loan portfolios are regularly analyzed and adjusted monthly to reflect current trends.

Valuations Solutions

Our valuation solutions represent property valuation-related data driven services and analytics combined with collateral valuation workflow technologies which assist our clients in assessing risk of loss using both traditional and alternative forms of property valuation, driving process efficiencies, and ensuring compliance with lender and governmental regulations. We provide collateral information technology and solutions that automate property appraisal ordering, tracking, documentation and review for lender compliance with government regulations. Revenue for the property appraisal service is recognized when the appraisal service is performed and delivered to the client. In addition, to the extent that we provide continuous access to the hosted software platform, we recognize operating revenue over the term of the arrangement.

Credit Solutions

Our credit solutions provide credit and income verification services to the mortgage and automotive industries. We provide comprehensive information, typically in the form of a report, about credit history, income verification and home address history. We normalize the data to provide a broad range of advanced business information solutions designed to reduce risk and improve business performance. Operating revenue is recognized when the report or information is delivered to the client.

Flood Data Services

Our flood data services provide flood zone determinations primarily to mortgage lenders in accordance with U.S. Federal legislation passed in 1994, which requires that most lenders obtain a determination of the current flood zone status at the time each loan is originated and obtain applicable updates during the life of the loan if contracted to do so. We also provide flood zone determinations to insurance companies. We generally recognize operating revenue upon delivery of the initial determination. If contracted for life of loan monitoring, we recognize operating revenue over the estimated service period.

Contract Costs

Incremental costs to obtain or fulfill client contracts are recognized as an asset. As of March 31, 2018, we had $11.6 million of current deferred costs which are presented in prepaid expenses and other current assets and $21.4 million of long term deferred costs which are presented in other assets in our condensed consolidated balance sheet. These deferred costs primarily include certain set-up and acquisition costs related to property tax solutions and amortize ratably over an expected ten year life and adjusted for early loan cancellations. As of March 31, 2018 we have recorded $3.4 million of amortization associated with these deferred costs.

Contract Liabilities

We record a contract liability when amounts are invoiced prior to the satisfaction of a performance obligation. For property tax solutions, we invoice clients upfront fees for services to be performed over time. For property insights and insurance & spatial solutions we invoice quarterly and annually, commencing upon execution of the contracts or at the beginning of the license term.

As of January 1, 2018, we had $840.4 million in contract liabilities compared to $838.4 million as of March 31, 2018. The overall change of $2.0 million in contract liability balances are primarily due to $121.2 million of new deferred billings in the current reporting period, offset by $123.5 million of operating revenue recognized, of which $93.0 million related to contracts previously deferred.

Remaining Performance Obligations

The majority of our arrangements are between 1 and 3 years with a significant portion being 1 year or less. For the remaining population of non-cancellable and fixed arrangements greater than one year, as of March 31, 2018, we had $1.0 billion of remaining performance obligations. We expect to recognize approximately 26.8% percent of our remaining revenue backlog in 2018, 26.8% in 2019, 16.9% in 2020 and 29.5% thereafter. See further discussion on performance obligations in Note 1 - Basis for Condensed Consolidated Financial Statements.

Note 7 – Share-Based Compensation

We currently issue equity awards under the Amended and Restated CoreLogic, Inc. 2011 Performance Incentive Plan, as amended, which was initially approved by our stockholders at our Annual Meeting held in May 2011 with an amendment and restatement approved by our stockholders at our Annual Meeting held in July 2014, and a subsequent technical amendment by the Board in December 2016 (“Plan”). The Plan includes the ability to grant restricted stock units ("RSUs"), performance-based restricted stock units ("PBRSUs") and stock options. Prior to the approval of the Plan, we issued share-based awards under the CoreLogic, Inc. 2006 Incentive Plan. The Plan provides for up to 21,909,000 shares of the Company's common stock to be available for award grants.

We have primarily utilized RSUs and PBRSUs as our share-based compensation instruments for employees and directors. The fair value of any share-based compensation instrument grant is based on the market value of our shares on the date of grant and is recognized as compensation expense over its vesting period.

Restricted Stock Units

For the three months ended March 31, 2018 and 2017, we awarded 469,323 and 607,444 RSUs, respectively, with an estimated grant-date fair value of $21.6 million and $24.0 million, respectively. The RSU awards will vest ratably over three years. RSU activity for the three months ended March 31, 2018 is as follows:

	Number of	Weighted-Average Grant-Date
(in thousands, except weighted-average fair value prices)	Shares	Fair Value
Unvested RSUs outstanding at December 31, 2017	1,309	$37.54
RSUs granted	469	$46.03
RSUs vested	(475)	$35.91
RSUs forfeited	(6)	$37.55
Unvested RSUs outstanding at March 31, 2018	1,297	$41.18

As of March 31, 2018, there was $41.2 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.3 years. The fair value of RSUs is based on the market value of our common stock on the date of grant.

Performance-Based Restricted Stock Units

For the three months ended March 31, 2018 and 2017, we awarded 315,259 and 288,331 PBRSUs, respectively, with an estimated grant-date fair value of $14.5 million and $11.5 million, respectively. These awards are generally subject to service-based, performance-based and market-based vesting conditions. The service and performance period is from January 2018 to December 2020 and the performance metrics are generally adjusted earnings per share. The grant included 143,439 PBRSUs that did not include a market-based condition but had operating revenue as the sole performance metric through the service period ending December 2020.

The performance and service period for the PBRSUs awarded during the three months ended March 31, 2017 is from January 2017 to December 2019 and the performance metrics are adjusted earnings per share and market-based conditions.

The fair values of the awards containing market-based vesting conditions were estimated using Monte-Carlo simulation with the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2018	2017

Expected dividend yield	—%	—%
Risk-free interest rate (1)	2.38%	1.47%
Expected volatility (2)	23.63%	27.83%
Average total stockholder return (2)	6.11%	1.46%

(1)	The risk-free interest rate for the periods within the contractual term of the PBRSUs is based on the U.S. Treasury yield curve in effect at the time of the grant.

(2)
The expected volatility and average total stockholder return are measures of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

PBRSU activity for the three months ended March 31, 2018 is as follows:

	Number of	Weighted-Average Grant-Date
(in thousands, except weighted-average fair value prices)	Shares	Fair Value
Unvested PBRSUs outstanding at December 31, 2017	659	$37.22
PBRSUs granted	315	$45.97
PBRSUs vested	(239)	$33.91
PBRSUs forfeited	(13)	$37.55
Unvested PBRSUs outstanding at March 31, 2018	722	$40.82

As of March 31, 2018, there was $17.1 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 2.4 years. The fair value of PBRSUs is based on the market value of our common stock on the date of grant.

Stock Options

Prior to 2015, we issued stock options as incentive compensation for certain employees. Option activity for the three months ended March 31, 2018 is as follows:

(in thousands, except weighted-average price)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	1,186	$20.67
Options exercised	(589)	$21.23
Options vested, exercisable, and outstanding at March 31, 2018	597	$20.12	4.1	$14,979

As of March 31, 2018, there was no unrecognized compensation cost related to unvested stock options.

The intrinsic value of options exercised was $13.5 million and $2.5 million for the three months ended March 31, 2018 and 2017, respectively. This intrinsic value represents the difference between the fair market value of our common stock on the date of exercise and the exercise price of each option.

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

The following table sets forth the share-based compensation expense recognized for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended
	March 31,
(in thousands)	2018	2017
RSUs	$7,395	$9,787
PBRSUs	714	1,668
Stock options	—	138
Employee stock purchase plan	568	574
	$8,677	$12,167

The above includes $2.2 million and $1.2 million of share-based compensation expense within cost of services in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively.

Note 8 – Litigation and Regulatory Contingencies

We have been named in various lawsuits and we may from time to time be subject to audit or investigation by governmental agencies. Currently, governmental agencies are auditing or investigating certain of our operations.

With respect to matters where we have determined that a loss is both probable and reasonably estimable, we have recorded a liability representing our best estimate of the financial exposure based on known facts. For matters where a settlement has been reached, we have recorded the expected amount of such settlements. With respect to audits, investigations or lawsuits that are ongoing, although their final dispositions are not yet determinable, we do not believe that the ultimate resolution of such matters, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows. As of March 31, 2018, we do not believe that a material loss exceeding amounts accrued of $17.3 million is probable, of which $0.5 million was recorded in the three months ended March 31, 2018. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. We record expenses for legal fees as incurred.

Fair Credit Reporting Act Class Actions

In February 2012, CoreLogic National Background Data, LLC (n/k/a CoreLogic Background Data, LLC ("CBD")) was named as a defendant in a putative class action styled Tyrone Henderson, et. al., v. CoreLogic National Background Data, in the United States District Court for the Eastern District of Virginia. Plaintiffs allege violation of the Fair Credit Reporting Act, and pled a putative class claim relating to CBD’s return of criminal record data in response to search queries initiated by its consumer reporting agency customers, which then prepare and transmit employment background screening reports to their employer customers. The parties have agreed to settle the case on a class-wide basis and the settlement was approved in March 2018.

In June 2015, a companion case, Witt v. CoreLogic National Background Data, et. al. was filed in the United States District Court for the Eastern District of Virginia by the same attorneys as in Henderson, alleging the same claim against CBD. Witt also names as a defendant CoreLogic SafeRent, LLC (n/k/a CoreLogic Rental Property Solutions, LLC (“RPS”)) on the theory that RPS provided criminal record “reports” to CBD at the same time that CBD delivered reports to CBD’s consumer reporting agency customers. The parties have agreed to settle the case on a class-wide basis and the settlement was approved in March 2018.

In July 2017, RPS was named as a defendant in a putative class action lawsuit styled Claudinne Feliciano, et. al., v. CoreLogic SafeRent, LLC, in the United States District Court for the Southern District of New York. The named plaintiff alleges that RPS prepared a background screening report about her that contained a record of a New York Housing Court action without noting that the action had previously been dismissed. On this basis, she seeks damages under the Fair Credit Reporting Act and the New York Fair Credit Reporting Act on behalf of herself and a class of similarly situated consumers with respect to reports issued during the period of July 2015 to the present. RPS has denied the claims and intends to defend the case vigorously.

In November 2017, CoreLogic Credco, LLC (“Credco”) was named as a defendant in a putative class action lawsuit styled Shakeena King, et. al., v. CoreLogic Credco, LLC, in the United States District Court for the Eastern District of Virginia. The named plaintiff alleges that Credco prepared a tri-merge report about her which included information belonging to another person. On this basis, she seeks damages under the Fair Credit Reporting Act on behalf of herself and a class of similarly situated consumers with respect to reports issued during the period of November 2012 to present. Credco has denied the claims and intends to defend the case vigorously.

Separation

Following the Separation, we are responsible for a portion of First American Financial Corporation's ("FAFC") contingent and other corporate liabilities. In the Separation and Distribution Agreement we entered into in connection with the Separation (the "Separation and Distribution Agreement"), we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary. As of March 31, 2018, no reserves were considered necessary.

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

Note 9 – Income Taxes

The effective income tax rate for income taxes as a percentage of income from continuing operations before equity in earnings/(losses) of affiliates and income taxes was (2.6)% and 31.8% for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, when compared to 2017, the decrease in the effective income tax rate was primarily due to changes in the statutory tax rate from the enactment of the TCJA, favorable excess tax benefit related to share-based compensation and a favorable benefit related to the release of tax reserves due to the closure of state tax examinations.

In December 2017, the U.S. passed the TCJA which included a reduction of the U.S. corporate income tax rate from 35.0% to 21.0%, an assessment of a one-time transition tax on certain foreign earnings that were previously tax deferred, a new provision that taxes certain income from foreign operations, a new limitation on deductible interest expense and limitations on the deductibility of certain executive compensation.

At December 31, 2017, we recorded a provisional tax benefit related to the remeasurement of our deferred tax assets and liabilities due to the reduction in the corporate income tax rate. As of March 31, 2018, we have not completed our accounting for the tax effects of the TCJA. When our analysis is finalized, any resulting adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. We currently anticipate finalizing and recording any such adjustments and related elections by the end of 2018.

We are currently under examination for the years 2010 through 2012, by the U.S., our primary taxing jurisdiction, and various other state taxing authorities. It is reasonably possible the amount of the unrecognized benefits with respect to certain unrecognized tax positions that are not subject to the FAFC indemnification could significantly increase or decrease within the next twelve months and would have an impact on net income. Currently, the Company expects expiration of statutes of limitations, excluding indemnified amounts, on reserves of $2.9 million within the next twelve months.

Note 10 – Earnings Per Share

The following is a reconciliation of net income per share:

	For the Three Months Ended
	March 31,
	2018	2017
(in thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income from continuing operations	$28,362	$12,708
(Loss)/income from discontinued operations, net of tax	(75)	2,417
Gain from sale of discontinued operations, net of tax	—	313
Net income	$28,287	$15,438
Denominator:
Weighted-average shares for basic income per share	81,254	84,432
Dilutive effect of stock options and restricted stock units	1,566	1,909
Weighted-average shares for diluted income per share	82,820	86,341
Income per share
Basic:
Net income from continuing operations	$0.35	$0.15
(Loss)/income from discontinued operations, net of tax	—	0.03
Gain from sale of discontinued operations, net of tax	—	—
Net income	$0.35	$0.18
Diluted:
Net income from continuing operations	$0.34	$0.15
(Loss)/income from discontinued operations, net of tax	—	0.03
Gain from sale of discontinued operations, net of tax	—	—
Net income	$0.34	$0.18

The dilutive effect of share-based compensation awards has been calculated using the treasury-stock method. For the three months ended March 31, 2018 and 2017, an aggregate of less than 0.1 million RSUs and an aggregate of less than 0.1 million of RSUs and PBRSUs, respectively, were excluded from the weighted-average diluted common shares outstanding due to their anti-dilutive effect.

Note 11 – Fair Value of Financial Instruments

Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable.

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

Restricted cash

Restricted cash is comprised of certificates of deposit that are pledged for various letters of credit/bank guarantees secured by us and escrow accounts due to acquisitions and divestitures. We deem the carrying value to be a reasonable estimate of fair value due to the nature of these instruments.

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

Swaps

The fair values of the interest rate swap agreements were estimated based on market-value quotes received from the counterparties to the agreements.

The fair values of our financial instruments as of March 31, 2018 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$123,698	$—	$—	$123,698
Restricted cash	—	8,609	—	8,609
Total	$123,698	$8,609	$—	$132,307

Financial Liabilities:
Contingent consideration	$—	$—	$6,900	$6,900
Total debt	—	1,734,043	—	1,734,043
Total	$—	$1,734,043	$6,900	$1,740,943

Derivatives:
Asset for Swaps	$—	$18,542	$—	$18,542
Liability for Swaps	$—	$1,046	$—	$1,046

The fair values of our financial instruments as of December 31, 2017 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$118,804	$—	$—	$118,804
Restricted cash	—	11,065	—	11,065
Total	$118,804	$11,065	$—	$129,869

Financial Liabilities:
Contingent consideration	$—	$—	$6,500	$6,500
Total debt	—	1,780,547	—	1,780,547
Total	$—	$1,780,547	$6,500	$1,787,047

Derivatives:
Asset for Swaps	$—	$11,985	$—	$11,985

There were no transfers between Level 1, Level 2 or Level 3 securities during the three months ended March 31, 2018.

In connection with our 2017 acquisitions, we entered into contingent consideration agreements, which we originally fair valued to $6.2 million using the Monte-Carlo simulation model. See Note 12 - Acquisitions for further discussion. The contingent payment is fair-valued quarterly and changes are recorded within gain on investments and other, net in our condensed consolidated statement of operations. For the three months ended March 31, 2018 we increased the fair value of our contingent consideration by $0.4 million and recorded the loss in our condensed consolidated statement of operations.

Note 12 – Acquisitions

In February 2018, we completed the acquisition of eTech for cash of approximately £15.0 million, or approximately $21.0 million. eTech is a leading provider of innovative mobile surveying and workflow management software that enhances productivity and mitigates risk for participants in the U.K. valuation market. This acquisition expands our U.K. presence and strengthens our technology platform offerings. eTech is included as a component of our PIRM reporting segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We have preliminarily recorded a deferred tax liability of $1.4 million, proprietary technology of $6.9 million with an estimated useful life of 5 years, customer lists of $1.6 million with an estimated average useful life of 9 years, and goodwill of $14.6 million. The business combination did not have a material impact on our condensed consolidated statements of operations.

In August 2017, we completed the acquisition of Myriad for $22.0 million, subject to working capital adjustments, and up to $3.0 million to be paid in cash by 2019, contingent upon the achievement of certain revenue targets in fiscal years 2017 and 2018. We fair valued the contingent payment using the Monte-Carlo simulation model and preliminarily recorded $1.8 million as contingent consideration. The contingent payment is fair valued quarterly and changes are recorded within gain on investments and other, net in the condensed consolidated statement of operations. See Note 11 - Fair Value of Financial Instruments for further discussion. This acquisition builds on our software-as-a-service capabilities by offering a workflow tool used by the insurance industry for policy underwriting. Myriad is included as a component of our PIRM reporting segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We have preliminarily recorded a deferred tax liability of $3.1 million, customer lists of $1.7 million with an estimated average life of 12 years, tradenames of $1.6 million with an estimated average life of 7 years, proprietary technology of $5.8 million with an estimated useful life of 8 years and goodwill of $17.3 million. The business combination did not have a material impact on our condensed consolidated statements of operations.

In August 2017, we completed the acquisition of Clareity for $15.0 million, subject to working capital adjustments. This acquisition leverages our market leading position in real estate and provides authentication-related services to real estate brokers and agents. Clareity is included as a component of our PIRM reporting segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We have preliminarily recorded a deferred tax liability of $2.6 million, customer lists of $3.4 million with an estimated average life of 10 years, tradenames of $0.9 million with an estimated average life of 7 years, proprietary technology of $2.0 million with an estimated useful life of 5 years and goodwill of $10.9 million. The business combination did not have a material impact on our condensed consolidated statements of operations.

In June 2017, we acquired a 45.0% interest in Mercury for $70.0 million, which included a call option to purchase the remaining 55.0% interest within the next nine-month period. In August 2017, we purchased the remaining 55.0% ownership of Mercury for an additional $83.0 million. Mercury is a technology company servicing small and medium-sized mortgage lenders and appraisal management companies to manage their collateral valuation operations. This acquisition is included as a component of our Underwriting & Workflow Solutions ("UWS") segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. The purchase price allocation is subject to change based on our final determination of fair value in connection with intangible assets and working capital matters. We have preliminarily recorded a deferred tax liability of $19.8 million, tradenames of $3.6 million with an estimated life of 8 years, customer lists of $41.3 million with an estimated life of 10 years, proprietary technology of $20.1 million with an estimated life of 9 years, and goodwill of $104.8 million. During the three months ended March 31, 2018, goodwill was reduced by approximately $0.5 million as a result of a change in the purchase price allocation for certain working capital adjustments. This business combination did not have a material impact on our condensed consolidated statements of operations.

We incurred $0.8 million and $0.3 million of acquisition-related costs within selling, general and administrative expenses on our condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively.

Note 13 – Segment Information

We have organized our reportable segments into two segments: PIRM and UWS.

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

The operating results of our PIRM segment included intercompany revenues of $1.5 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively. The segment also included intercompany expenses of $0.8 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively.

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

The operating results of our UWS segment included intercompany revenues of $0.8 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively. The segment also included intercompany expenses of $1.5 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively.

We also separately report on our corporate and eliminations. Corporate consists primarily of corporate personnel and other expenses associated with our corporate functions and facilities, investment gains and losses, equity in earnings/(losses) of affiliates, net of tax, and interest expense.

Selected financial information by reportable segment is as follows:

(in thousands)
For the Three Months Ended March 31, 2018	Operating Revenues	Depreciation and Amortization	Operating Income/(Loss)	Equity in Earnings/(Losses) of Affiliates, Net of Tax	Net Income/(Loss) From Continuing Operations	Capital Expenditures
PIRM	$173,767	$25,735	$20,778	$271	$20,671	$13,206
UWS	273,419	14,964	48,053	18	47,754	2,313
Corporate	—	5,441	(24,412)	(56)	(40,063)	3,965
Eliminations	(2,286)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$444,900	$46,140	$44,419	$233	$28,362	$19,484

For the Three Months Ended March 31, 2017
PIRM	$165,756	$24,860	$15,572	$(293)	$14,761	$12,788
UWS	276,191	13,802	37,250	(793)	36,193	1,424
Corporate	—	4,810	(20,259)	363	(38,246)	2,900
Eliminations	(2,096)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$439,851	$43,472	$32,563	$(723)	$12,708	$17,112

(in thousands)	As of	As of
Assets	March 31, 2018	December 31, 2017
PIRM	$1,908,569	$1,911,222
UWS	2,158,437	2,151,092
Corporate	5,635,265	5,628,824
Eliminations	(5,635,660)	(5,614,108)
Consolidated (excluding discontinued operations)	$4,066,611	$4,077,030

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

•	our ability to protect proprietary technology rights;

•	difficult or uncertain conditions in the mortgage and consumer lending industries and the economy generally;

•	our ability to realize the anticipated benefits of certain acquisitions and the timing thereof;

•	intense competition in the market against third parties and the in-house capabilities of our clients;

•	risks related to the outsourcing of services and international operations;

•	the level of our indebtedness, our ability to service our indebtedness and the restrictions in our various debt agreements;

•	our ability to attract and retain qualified management;

•	impairments in our goodwill or other intangible assets; and

•	our cost-reduction program and growth strategies, and our ability to effectively and efficiently implement them; and

•	the remaining tax sharing arrangements and other obligations associated with the spin-off of First American Financial Corporation.

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

Business Overview

We are a leading global property information, analytics and data-enabled services provider operating in North America, Western Europe and Asia Pacific. Our combined data from public, contributory and proprietary sources provides detailed coverage of property, mortgages and other encumbrances, property risk and replacement cost, consumer credit, tenancy, location, hazard risk and related performance information. We have more than one million user who rely on our data and predictive decision analytics to reduce risk, enhance transparency and improve the performance of their businesses.

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

Our PIRM segment combines property information, mortgage information, and consumer information to deliver unique housing market and property-level insights, predictive analytics and risk management capabilities. We have also developed proprietary technology and software platforms to access, automate or track this information and assist our clients with decision-making and compliance tools in the real estate industry, insurance industry and the single and multifamily industry. We deliver this information directly to our clients in a standard format over the web, through hosted software platforms or in bulk data form. Our solutions include property insights and insurance & spatial solutions in North America, Western Europe and Asia Pacific.

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

RESULTS OF OPERATIONS

Overview of Business Environment and Company Developments

Business Environment

The volume of U.S. mortgage loan originations serves as a key market driver for more than half of our business. We believe the volume of real estate and mortgage transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, employment levels and the overall state of the U.S. economy. We believe mortgage unit volumes decreased by approximately 10% in the first quarter of 2018 relative to the same period in 2017, primarily due to significantly lower mortgage refinance volumes resulting from rising interest rates. We expect full-year 2018 mortgage unit volumes to be approximately 10% lower relative to 2017 levels mostly due to lower expected refinance activity.

We generate the majority of our revenues from clients with operations in the U.S. residential real estate, mortgage origination and mortgage servicing markets. Approximately 34% and 40% of our operating revenues for the three months ended March 31, 2018 and 2017, respectively, were generated from our top ten clients, who consist of the largest U.S. mortgage originators and servicers. None of our clients accounted for greater than 10% of our operating revenues for the three months ended March 31, 2018 and one of our customers accounted for approximately 12% of our operating revenues for the three months ended March 31, 2017. Both of our PIRM and UWS segments reported revenue from this customer.

Acquisitions

In February 2018, we completed the acquisition of eTech Solutions Limited ("eTech") for cash of approximately £15.0 million, or approximately $21.0 million. The acquisition is included in the PIRM reporting segment. See Note 12 - Acquisitions for further discussion.

Productivity and Cost Management

In line with our on-going commitment to operational excellence and margin expansion, we are targeting a cost reduction of at least $15 million in 2018. Savings are expected to be realized through the reduction of operating costs, selling, general and administrative costs, outsourcing certain business process functions, consolidation of facilities and other operational improvements.

Unless otherwise indicated, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q relate solely to the discussion of our continuing operations.

Consolidated Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Operating Revenues

Our consolidated operating revenues were $444.9 million for the three months ended March 31, 2018, an increase of $5.0 million, or 1.1%, when compared to 2017, and consisted of the following:

(in thousands, except percentages)	2018	2017	$ Change	% Change
PIRM	$173,767	$165,756	$8,011	4.8%
UWS	273,419	276,191	(2,772)	(1.0)
Corporate and eliminations	(2,286)	(2,096)	(190)	9.1
Operating revenues	$444,900	$439,851	$5,049	1.1%

Our PIRM segment revenues increased by $8.0 million, or 4.8%, when compared to 2017. Acquisition activity contributed $6.1 million of additional revenues in 2018. Excluding acquisition activity, the increase of $1.9 million was primarily due to higher property insights operating revenues of $2.8 million which benefited from improved product mix and market share gains. The increase was partially offset by lower other operating revenues of $0.9 million.

Our UWS segment revenues decreased by $2.8 million, or 1.0%, when compared to 2017. Excluding acquisition activity of $8.1 million, the decrease of $10.9 million was primarily due to lower valuation solutions operating revenue from lower mortgage market unit volumes and the impact of planned vendor diversification from key appraisal management clients.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services

Our consolidated cost of services was $239.4 million for the three months ended March 31, 2018, a decrease of $12.6 million, or 5.0%, when compared to 2017. Acquisition activity contributed $5.4 million of additional expense in 2018. Excluding acquisition activity, the decrease of $18.0 million was primarily due to lower operating revenues, favorable product mix and our benefits from ongoing operational efficiency programs.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $115.0 million for the three months ended March 31, 2018, an increase of $3.1 million, or 2.8%, when compared to 2017. Acquisition activity contributed $6.5 million of additional expense in 2018. Excluding acquisition activity, the decrease of $3.4 million was primarily related to our ongoing operational efficiency programs which contributed to lower compensation-related expenses of $3.6 million and lower facility costs of $2.1 million, partially offset by higher professional fees of $1.5 million and other expenses of $0.8 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $46.1 million for the three months ended March 31, 2018, an increase of $2.7 million, or 6.1%, when compared to 2017. Acquisition activity was the main driver of this change with $2.6 million of additional expense in 2018.

Operating Income

Our consolidated operating income was $44.4 million for the three months ended March 31, 2018, an increase of $11.9 million, or 36.4%, when compared to 2017, and consisted of the following:

(in thousands, except percentages)	2018	2017	$ Change	% Change
PIRM	$20,778	$15,572	$5,206	33.4%
UWS	48,053	37,250	10,803	29.0
Corporate and eliminations	(24,412)	(20,259)	(4,153)	20.5
Operating income	$44,419	$32,563	$11,856	36.4%

Our PIRM segment operating income increased by $5.2 million, or 33.4%, when compared to 2017. Acquisition activity lowered operating income by $1.1 million in 2018 primarily due to the amortization of acquisition-related intangible assets. Excluding acquisition activity, operating income increased by $6.3 million, margins increased by 366 basis points, primarily due to improvements in product mix, market share gains and the impact of ongoing operational efficiency programs, which contributed to lower compensation-related expenses. These increases were partially offset by lower mortgage market unit volumes.

Our UWS segment operating income increased by $10.8 million, or 29.0% and operating margins increased 435 basis points when compared to 2017. Excluding acquisition activity of $0.8 million, the operating income increase of $10.0 million was primarily related to favorable product mix and the impact of our ongoing operational efficiency programs. These increases were partially offset by lower mortgage market unit volumes.

Corporate and eliminations had an unfavorable variance of $4.2 million primarily due to higher software expense and professional fees, partially offset by the impact of ongoing operational efficiency programs.

Total Interest Expense, net

Our consolidated total interest expense, net was $17.2 million for the three months ended March 31, 2018, an increase of $3.4 million, or 24.4%, when compared to 2017. The increase was primarily due to a higher average outstanding balance and higher interest rates.

Gains on Investments and Other, net

Our consolidated gain on investments and other, net was $0.2 million for the three months ended March 31, 2018, an unfavorable variance of $0.8 million when compared to 2017. The unfavorable variance was primarily due to higher realized losses on current year investments.

(Benefit)/Provision for Income Taxes

Our consolidated benefit for income taxes was $0.7 million and our provision for income taxes was $6.3 million from continuing operations before equity in earnings/(losses) of affiliates and incomes taxes for the three months ended March 31, 2018 and 2017, respectively. The effective tax rate was (2.6)% and 31.8% for the three months ended March 31, 2018 and 2017, respectively, and the decrease was primarily due to changes in the U.S. corporate income tax rate from the enactment of the Tax Cuts and Jobs Act ("TCJA"), favorable excess tax benefit related to stock compensation and a favorable benefit related to the release of tax reserves due to the closure of state tax examinations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of March 31, 2018 totaled $123.7 million, an increase of $4.9 million from December 31, 2017. As of March 31, 2018, our cash balances held in foreign jurisdictions totaled $43.4 million and are primarily related to our international operations. Most of the amounts held outside of the U.S. could be repatriated to the U.S. without the assessment of additional income tax other than the one-time transition tax pursuant to the TCJA. We are finalizing the calculation of the transition tax and will report this aspect of the TCJA during 2018. We plan to maintain significant cash balances outside of the U.S. for the foreseeable future.

Restricted cash of $8.6 million as of March 31, 2018 and $11.1 million as of December 31, 2017 is comprised of certificate of deposits that are pledged for various letters of credit/bank guarantees secured by us and escrow accounts due to acquisitions and divestitures.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in operating assets and liabilities. Total cash provided by operating activities was approximately $100.2 million and $95.7 million for the three months ended March 31, 2018 and 2017, respectively. The increase in cash provided by operating activities was primarily due higher cash generated from higher profitability, as adjusted for non-cash activities, partially offset by unfavorable changes in working capital items.

Investing Activities. Total cash used in investing activities was approximately $38.9 million and $17.1 million during the three months ended March 31, 2018 and 2017, respectively. The increase in investing activities was primarily related to net cash paid for the acquisition of eTech for $20.5 million. Further, for the three months ended March 31, 2018 and 2017, we had investments in property and equipment of $9.9 million and $8.7 million, respectively, and capitalized data and other intangible assets of $9.5 million and $8.4 million, respectively. This increase was partially offset by higher proceeds from investments of $1.0 million in the current year.

Financing Activities. Total cash used in financing activities was approximately $59.2 million for the three months ended March 31, 2018, which was primarily comprised of repayment of long-term debt of $45.7 million, share repurchases of $18.5 million and share-based compensation-related transactions of $4.9 million. Total cash used in financing activities was approximately $47.4 million for the three months ended March 31, 2017, which was primarily comprised of share repurchases of $19.8 million, repayment of long-term debt of $17.6 million and share-based compensation-related transactions of $9.9 million.

Financing and Financing Capacity

Total debt outstanding, gross, was $1.7 billion and $1.8 billion as of March 31, 2018 and December 31, 2017, respectively. Our significant debt instruments and borrowing capacity are described below.

Credit Agreement

In August 2017, we amended and restated our credit agreement (“Credit Agreement”) with Bank of America, N.A. as the administrative agent, and other financial institutions. The Credit Agreement provides for a $1.8 billion five-year term loan A facility (“Term Facility”), and a $700.0 million five-year revolving credit facility ("Revolving Facility") The Term Facility matures and the Revolving Facility expires in August 2022. The Credit Agreement also provides for the ability to increase the Term Facility and/or Revolving Facility by up to $100.0 million in the aggregate; however, the lenders are not obligated to do so. As of March 31, 2018, we had borrowing capacity under the Revolving Facility of $700.0 million and were in compliance with the financial and restrictive covenants of the Credit Agreement. See Note 5 - Long-Term Debt for further discussion.

Interest Rate Swaps

We have entered into amortizing interest rate swaps ("Swaps") in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. Under the Swaps, we agree to exchange floating rate for fixed rate interest payments periodically over the life of the agreement. The floating rates in our Swaps are based on the one month London interbank offering rate. The notional balances, terms, and maturities of our Swaps are currently designed to have at least 50% of our debt as fixed rate.

As of March 31, 2018, we have four Swaps with a combined remaining notional balance of $1.3 billion, a weighted average fixed interest rate of 1.31% (rates range from 1.03% to 2.61%), and scheduled terminations through August 2022. As previously indicated, notional balances under our Swaps are currently scheduled to increase and decrease over their contract lengths based on our expectations of variable debt levels. We currently have scheduled notional amounts of between $1.3 billion and $1.1 billion through March 2021 with $585.0 million thereafter until August 2022.

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

During the three months ended March 31, 2018, we repurchased 0.4 million shares of our common stock for $18.5 million including commission costs.

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

Critical Accounting Policies and Estimates

For additional information with respect to our critical accounting policies, which are those that could have the most significant effect on our reported results and require subjective or complex judgments by management, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 1 – Basis for Condensed Consolidated Financial Statements, which is incorporated by reference in response to this item, for updates on our policies over revenue recognition.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our primary exposure to market risk relates to interest-rate risk associated with certain financial instruments. We monitor our risk associated with fluctuations in interest rates and currently use derivative financial instruments to hedge some of these risks.

We have entered into Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. Under the Swaps, we agree to exchange floating rate for fixed rate interest payments periodically over the life of the agreement. The notional balances, terms, and maturities of our Swaps are currently designed to have at least 50% of our debt as fixed rate. As of March 31, 2018, we had approximately $1.7 billion in gross long-term debt outstanding, all of which was variable-interest-rate debt. As of March 31, 2018, the remaining notional balance of the Swaps was $1.3 billion. A hypothetical 1% increase or decrease in interest rates could result in an approximately $1.0 million change to interest expense on a quarterly basis.

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

Changes in Internal Control over Financial Reporting

Beginning January 1, 2018, we implemented the updated guidance on revenue recognition. Although this standard is expected to have an immaterial impact on our results, we did implement changes to our disclosure controls and procedures related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements and gathering of information provided for disclosures.

There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item  1.  Legal Proceedings.

For a description of our legal proceedings, see Note 1 - Basis for Condensed Consolidated Financial Statements and Note 8 – Litigation and Regulatory Contingencies of our condensed consolidated financial statements, which is incorporated by reference in response to this item.

Item  1A.  Risk Factors.

We have described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, the primary risks related to our business, and we may periodically update those risks for material developments. Those risks are not the only ones we face, but do represent those risks that we believe are material to us. Our business is also subject to the risks that affect many other companies, such as general economic conditions, geopolitical events and employment relations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.” You should carefully consider the risks and uncertainties our business faces.
There have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2018, we did not issue any unregistered shares of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 27, 2016, the Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $500.0 million. As of March 31, 2018, we have $192.1 million in value of shares (inclusive of commissions and fees) available to be repurchased under the plan. The stock repurchase authorization has no expiration date and repurchases may be made in the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan.

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

The following table summarizes our repurchase activity under our Board-approved stock repurchase plan for the quarter ended March 31, 2018:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 to January 31, 2018	—	$—	—	$210,541,041
February 1 to February 28, 2018	25,000	$45.94	25,000	$209,392,576
March 1 to March 31, 2018	375,000	$46.22	375,000	$192,061,717
Total	400,000	$46.20	400,000

(1) Calculated inclusive of commissions.

Item 3.  Defaults upon Senior Securities. None.

Item 4.  Mine Safety Disclosures. Not applicable.

Item  5.  Other Information. None.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Frank D. Martell
Frank D. Martell
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ James L. Balas
James L. Balas
Chief Financial Officer
(Principal Financial Officer)

By: /s/ John K. Stumpf
John K. Stumpf
Controller
(Principal Accounting Officer)
Date:	April 26, 2018

EXHIBIT INDEX

Exhibit Number	Description
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