Form 10-Q
period 2018-06-30
CORELOGIC, INC.
filed 2018-07-26
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

On July 23, 2018 there were 80,943,867 shares of common stock outstanding.

CoreLogic, Inc.

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.
CoreLogic, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except par value)	June 30,	December 31,
Assets	2018	2017
Current assets:
Cash and cash equivalents	$85,031	$118,804
Accounts receivable (less allowance for doubtful accounts of $7,187 and $8,229 as of June 30, 2018 and December 31, 2017, respectively)	256,225	256,595
Prepaid expenses and other current assets	52,438	47,220
Income tax receivable	16,332	7,649
Total current assets	410,026	430,268
Property and equipment, net	453,780	447,659
Goodwill, net	2,317,410	2,250,599
Other intangible assets, net	492,120	475,613
Capitalized data and database costs, net	326,868	329,403
Investment in affiliates, net	42,305	38,989
Deferred income tax assets	127	366
Other assets	114,197	104,516
Total assets	$4,156,833	$4,077,413
Liabilities and Equity
Current liabilities:
Accounts payable and other accrued expenses	$159,975	$145,655
Accrued salaries and benefits	64,174	93,717
Contract liabilities, current	322,700	303,948
Current portion of long-term debt	49,658	70,046
Total current liabilities	596,507	613,366
Long-term debt, net of current	1,759,050	1,683,524
Contract liabilities, net of current	511,837	504,900
Deferred income tax liabilities	106,815	102,571
Other liabilities	158,385	165,176
Total liabilities	3,132,594	3,069,537

Stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 80,944 and 80,885 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	186,816	224,455
Retained earnings	940,314	877,111
Accumulated other comprehensive loss	(102,892)	(93,691)
Total stockholders' equity	1,024,239	1,007,876
Total liabilities and equity	$4,156,833	$4,077,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Operating revenues	$488,401	$473,978	$933,301	$913,829
Cost of services (excluding depreciation and amortization shown below)	239,346	249,162	478,735	501,128
Selling, general and administrative expenses	112,022	103,552	226,974	215,400
Depreciation and amortization	47,396	42,871	93,536	86,343
Total operating expenses	398,764	395,585	799,245	802,871
Operating income	89,637	78,393	134,056	110,958
Interest expense:
Interest income	224	592	754	930
Interest expense	18,987	14,535	36,679	28,666
Total interest expense, net	(18,763)	(13,943)	(35,925)	(27,736)
Gain/(loss) on investments and other, net	2,128	(4,353)	2,289	(3,418)
Income from continuing operations before equity in earnings/(losses) of affiliates and income taxes	73,002	60,097	100,420	79,804
Provision for income taxes	17,307	18,635	16,596	24,909
Income from continuing operations before equity in earnings/(losses) of affiliates	55,695	41,462	83,824	54,895
Equity in earnings/(losses) of affiliates, net of tax	2,837	(280)	3,070	(1,004)
Net income from continuing operations	58,532	41,182	86,894	53,891
(Loss)/income from discontinued operations, net of tax	(16)	78	(91)	2,495
Gain from sale of discontinued operations, net of tax	—	—	—	312
Net income	$58,516	$41,260	$86,803	$56,698
Basic income per share:
Net income from continuing operations	$0.72	$0.49	$1.07	$0.64
(Loss)/income from discontinued operations, net of tax	—	—	—	0.03
Gain from sale of discontinued operations, net of tax	—	—	—	—
Net income	$0.72	$0.49	$1.07	$0.67
Diluted income per share:
Net income from continuing operations	$0.71	$0.48	$1.05	$0.63
(Loss)/income from discontinued operations, net of tax	—	—	—	0.03
Gain from sale of discontinued operations, net of tax	—	—	—	—
Net income	$0.71	$0.48	$1.05	$0.66
Weighted-average common shares outstanding:
Basic	81,284	84,548	81,269	84,490
Diluted	82,440	86,097	82,685	86,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Net income	$58,516	$41,260	$86,803	$56,698
Other comprehensive (loss)/income
Adoption of new accounting standards	—	—	408	—
Market value adjustments on interest rate swaps, net of tax	4,101	50	8,238	1,580
Foreign currency translation adjustments	(13,486)	3,135	(17,600)	16,683
Supplemental benefit plans adjustments, net of tax	(123)	1,731	(247)	1,625
Total other comprehensive (loss)/income	(9,508)	4,916	(9,201)	19,888
Comprehensive income	$49,008	$46,176	$77,602	$76,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$86,803	$56,698
Less: (Loss)/income from discontinued operations, net of tax	(91)	2,495
Less: Gain from sale of discontinued operations, net of tax	—	312
Net income from continuing operations	86,894	53,891
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	93,536	86,343
Amortization of debt issuance costs	2,744	2,870
Provision for bad debt and claim losses	7,480	7,939
Share-based compensation	19,799	20,939
Equity in (earnings)/losses of affiliates, net of taxes	(3,070)	1,004
Gain on sale of property and equipment	(19)	(231)
Deferred income tax	8,743	6,193
(Gain)/loss on investment and other, net	(2,289)	3,418
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	259	(2,070)
Prepaid expenses and other current assets	(6,075)	(4,161)
Accounts payable and other accrued expenses	(27,234)	(74,371)
Contract liabilities	(13,692)	24,675
Income taxes	(9,704)	(13,445)
Dividends received from investments in affiliates	775	1,097
Other assets and other liabilities	(9,732)	22,357
Net cash provided by operating activities - continuing operations	148,415	136,448
Net cash (used in)/provided by operating activities - discontinued operations	(4)	3,663
Total cash provided by operating activities	$148,411	$140,111
Cash flows from investing activities:
Purchases of property and equipment	$(21,378)	$(20,237)
Purchases of capitalized data and other intangible assets	(18,589)	(17,202)
Cash paid for acquisitions, net of cash acquired	(141,056)	—
Purchases of investments	—	(70,000)
Proceeds from sale of property and equipment	197	304
Proceeds from investments	980	—
Net cash used in investing activities - continuing operations	(179,846)	(107,135)
Net cash provided by investing activities - discontinued operations	—	—
Total cash used in investing activities	$(179,846)	$(107,135)
Cash flows from financing activities:
Proceeds from long-term debt	$120,095	$70,000
Repayment of long-term debt	(68,898)	(35,234)
Proceeds from issuance of shares in connection with share-based compensation	17,566	4,504
Payment of tax withholdings related to net share settlements	(11,682)	(13,420)
Shares repurchased and retired	(63,322)	(40,950)
Net cash used in financing activities - continuing operations	(6,241)	(15,100)
Net cash provided by financing activities - discontinued operations	—	—
Total cash used in financing activities	$(6,241)	$(15,100)
Effect of exchange rate on cash, cash equivalents and restricted cash	1,379	(993)
Net change in cash, cash equivalents and restricted cash	(36,297)	16,883
Cash, cash equivalents and restricted cash at beginning of period	132,154	89,974
Less: Change in cash, cash equivalents and restricted cash - discontinued operations	(4)	3,663
Plus: Cash swept (to)/from discontinued operations	(4)	3,663
Cash, cash equivalents and restricted cash at end of period	$95,857	$106,857

Supplemental disclosures of cash flow information:
Cash paid for interest	$33,101	$24,076
Cash paid for income taxes	$24,230	$35,009
Cash refunds from income taxes	$3,108	$507
Non-cash investing activities:
Capital expenditures included in accounts payable and other accrued expenses	$11,139	$5,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Balance as of December 31, 2017	80,885	$1	$224,455	$877,111	$(93,691)	$1,007,876
Adoption of new accounting standards	—	—	—	(23,600)	408	(23,192)
Net income	—	—	—	86,803	—	86,803
Shares issued in connection with share-based compensation	1,331	—	17,566	—	—	17,566
Payment of tax withholdings related to net share settlements	—	—	(11,682)	—	—	(11,682)
Share-based compensation	—	—	19,799	—	—	19,799
Shares repurchased and retired	(1,272)	—	(63,322)	—	—	(63,322)
Other comprehensive loss	—	—	—	—	(9,609)	(9,609)
Balance as of June 30, 2018	80,944	$1	$186,816	$940,314	$(102,892)	$1,024,239

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

Client Concentration

We generate the majority of our operating revenues from clients with operations in the U.S. residential real estate, mortgage origination and mortgage servicing markets. Approximately 32% and 41% of our operating revenues for the three months ended June 30, 2018 and 2017, respectively, and 33% and 41% for the six months ended June 30, 2018 and 2017, respectively, were generated from our top ten clients, who consist of the largest U.S. mortgage originators and servicers. None of our clients accounted for greater than 10% of our operating revenues for the three months ended June 30, 2018, and two of our clients accounted for approximately 14% and 10% of our operating revenues for the three months ended June 30, 2017. None of our clients accounted for greater than 10% of our operating revenues for the six months ended June 30, 2018, and two of our clients accounted for approximately 13% and 10% of our operating revenues for the six months ended June 30, 2017.

Cash, Cash Equivalents and Restricted Cash

We deem the carrying value of cash, cash equivalents and restricted cash to be a reasonable estimate of fair value due to the nature of these instruments. The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows:

(in thousands)	June 30, 2018	June 30, 2017
Cash and cash equivalents	$85,031	$89,422
Restricted cash included in other assets	9,756	17,435
Restricted cash included in prepaid expenses and other current assets	1,070	—
Total cash, cash equivalents and restricted cash	$95,857	$106,857

Operating Revenue Recognition

We derive our operating revenues primarily from U.S. mortgage lenders, servicers and insurance companies with good creditworthiness. Operating revenue arrangements are written and specify the products or services to be delivered, pricing and payment terms. Operating revenue is recognized when the distinct good or service, or performance obligation, is delivered and control has been transferred to the client. Generally, clients contract with us to provide products and services that are highly interrelated and not separately identifiable. Therefore, the entire contract is accounted for as one performance obligation. At times, some of our contracts have multiple performance obligations where we allocate the total price to each performance obligation based on the estimated relative standalone selling price using observable sales or the cost-plus-margin approach.

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

See further discussion in Note 6 - Operating Revenues.

Comprehensive Income

Comprehensive income includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders. Specifically, foreign currency translation adjustments, amounts related to supplemental benefit plans, unrealized gains and losses on interest rate swap transactions and unrealized gains and losses on investment are recorded in other comprehensive income. The following table shows the components of accumulated other comprehensive loss, net of taxes as of June 30, 2018 and December 31, 2017:

(in thousands)	2018	2017
Cumulative foreign currency translation	$(113,240)	$(95,630)
Cumulative supplemental benefit plans	(6,884)	(5,461)
Net unrecognized gains on interest rate swaps	17,232	7,400
Accumulated other comprehensive loss	$(102,892)	$(93,691)

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

We recorded equity in earnings of affiliates, net of tax of $2.8 million and equity in losses of affiliates, net of tax of $0.3 million for the three months ended June 30, 2018 and 2017, respectively, and equity in earnings of affiliates, net of tax of $3.1 million and equity in losses of affiliates, net of tax of $1.0 million for the six months ended June 30, 2018 and 2017, respectively. For the three months ended June 30, 2018 and 2017, we recorded $0.3 million and $1.9 million, respectively, of operating revenues and $2.0 million and $2.9 million, respectively, of operating expenses related to our investment in affiliates. For the six months ended June 30, 2018 and 2017, we recorded $0.6 million and $4.1 million, respectively, of operating revenues and $5.3 million and $5.7 million, respectively, of operating expenses related to our investment in affiliates.

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

For the six months ended June 30, 2017, we recorded a gain of $4.5 million related to a pre-tax legal settlement in AMPS within our discontinued operations. There was no pre-tax legal settlement for the six months ended June 30, 2018. As of June 30, 2018 and December 31, 2017, we recorded assets of discontinued operations of $0.5 million and $0.4 million, respectively, within prepaid expenses and other current assets within our condensed consolidated balance sheets. Additionally, as of June 30, 2018 and December 31, 2017, we recorded liabilities of $1.8 million for both periods, within accounts payable and other accrued expenses.

Tax Escrow Disbursement Arrangements

We administer tax escrow disbursements as a service to our clients in connection with our property tax processing solutions. These deposits are maintained in segregated accounts for the benefit of our clients. Tax escrow deposits totaled $262.8 million as of June 30, 2018, and $961.5 million as of December 31, 2017. Because these deposits are held on behalf of our clients, they are not our funds and, therefore, are not included in the accompanying condensed consolidated balance sheets.

These deposits generally remain in the accounts for a period of two to five business days. We generally derive operating income and expenses from these deposits and bear the risk of loss. To mitigate the risk of loss, we diversify the placement of funds across institutions with high credit ratings.

Under our contracts with our clients, if we make a payment in error or fail to pay a taxing authority when a payment is due, we could be held liable to our clients for all or part of the financial loss they suffer as a result of our act or omission. We maintained total claim reserves relating to incorrect disposition of assets of $20.4 million and $21.7 million as of June 30, 2018, and December 31, 2017, respectively, of which $9.4 million for both periods are short-term and are reflected within accounts payable and other accrued expenses within our accompanying condensed consolidated balance sheets. The remaining reserves are reflected within other liabilities.

Recent Accounting Pronouncements

In March 2018, the Financial Accounting Standards Board ("FASB") issued guidance pertaining to the accounting of the Tax Cuts and Jobs Act ("TCJA"), allowing companies a year to finalize and record any provisional or inestimable impacts for the TCJA. This guidance was effective upon issuance during the first quarter. The adoption of this guidance did not have a material effect on our financial statements. See Note 9 - Income Taxes for discussion of the impacts of the TCJA on our Company.

In February 2018, the FASB issued guidance permitting companies to reclassify stranded tax effects from the TCJA from accumulated other comprehensive loss to retained earnings. The stranded tax effects consist of deferred taxes originally recorded in accumulated other comprehensive loss that exceed the newly enacted federal corporate tax rate. As permitted in the guidance, we elected to early adopt as of January 1, 2018. The net impact of adoption was a balance sheet reclassification of a $0.4 million unrealized loss within accumulated other comprehensive loss to retained earnings.

In August 2017, the FASB issued guidance to amend and improve the accounting for hedging activities. The amendment eliminates the requirement to separately measure and report hedge ineffectiveness. An initial quantitative assessment to establish that the hedge is highly effective is still required but the amendment allows until the end of the first quarter it is designated to perform the assessment. After initial qualification, a qualitative assessment can be performed if the hedge is highly effective and the documentation at inception can reasonably support an expectation of high effectiveness throughout the hedge’s term. The amendment requires companies to present all hedged accounting elements that affect earnings in the same income statement line as the hedged item. For highly effective cash flow hedges, fair value changes will be recorded in other comprehensive income and reclassified to earnings when the hedged item impacts earnings. The guidance is effective prospectively in fiscal years beginning after December 15, 2018. Early adoption is permitted but we do not anticipate to elect early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued guidance that affects the presentation of restricted cash in the statement of cash flows and related disclosures. The guidance requires that the statement of cash flows explain the change in the combined total of restricted and unrestricted balances. Disclosure of how the statement of cash flows reconciles to the balance sheet is required if restricted cash is shown separately from cash and cash equivalents and the nature of the restrictions. We have adopted this guidance in the current year as required. Please see further discussion above within this Note.

In February 2016, the FASB issued guidance on lease accounting which requires leases with durations greater than 12-months to be recognized on the balance sheet as lease assets and lease liabilities beginning after December 15, 2018. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. Early adoption is permitted, however we will elect to adopt via the modified retrospective approach on the required date of January 1, 2019. We are continuing to evaluate the impact of adopting this standard on our consolidated financial statements, controls and processes, and are in the process of implementing a new lease administration software solution. We anticipate that our notes to the consolidated financial statements related to leases will be expanded and the most substantial change to our consolidated financial statements will be a gross-up of our total assets and liabilities of less than 5%, based on our preliminary analysis. Further, the guidance is not expected to materially impact our results of operations in the upcoming fiscal years and interim periods. Once further evaluation is complete we will expand our disclosure regarding the expected impact of adopting the updated guidance.

In January 2016, the FASB issued guidance on accounting for equity investments and financial liabilities. The standard does not apply to equity method investments or investments in consolidated subsidiaries. The update provides that equity investments with readily determinable values be measured at fair value and changes in the fair value flow through net income. These changes historically have been included in other comprehensive income. Equity investments without readily determinable fair values have the option to be measured at fair value or at cost adjusted for changes in observable prices minus impairment. Changes in fair value from the application of either method are also recognized in net income. The standard requires a qualitative assessment of impairment indicators at each reporting period. For financial liabilities, entities that elect the fair value option must recognize the change in fair value attributable to instrument-specific credit risk in other comprehensive loss rather than net income. Lastly, regarding deferred tax assets, the need for a valuation allowance on a deferred tax asset will need to be assessed in relation to available-for-sale debt securities. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We have adopted this guidance in the current year, which did not have a material impact on our financial statements.

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

On January 1, 2018, we adopted this new accounting standard, and all the related amendments, using the modified retrospective approach for all contracts that were not in effect as of the adoption date. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those prior periods. We also applied practical expedients which permit (i) the omission of remaining performance obligations that have contracts with an original expected duration of one year or less, (ii) the omission of performance obligations, which are for usage-based variable consideration, which we will recognize over the term of the arrangements based on the actual usage by the customers and (iii) expensing incremental contract costs, which would have otherwise been recognized in one year or less.

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

The impact of the adoption of the new accounting standard on our condensed consolidated balance sheet is as follows:

	June 30, 2018
(in thousands)	As Reported	Balances Without Adoption Adjustments	Effect of Change Higher/(Lower)
Assets
Accounts receivable, net	$256,225	$256,501	$(276)
Prepaid expenses and other current assets	52,438	53,632	(1,194)
Income tax receivable	16,332	15,345	987
Deferred income tax assets	127	133	(6)
Other assets	114,197	111,675	2,522

Liabilities
Accounts payable and other accrued expenses	$159,975	$160,167	$(192)
Contract liabilities, current	322,700	314,808	7,892
Contract liabilities, net of current	511,837	512,820	(983)
Deferred income tax liability	106,815	107,872	(1,057)

Equity
Accumulated other comprehensive loss	$(102,892)	$(102,913)	$21
Retained earnings	940,314	943,962	(3,648)

The impact of the adoption of the new accounting standard on our condensed consolidated statement of operations is as follows:

	For the Three Months Ended June 30, 2018
(in thousands)	As Reported	Balances Without Adoption Adjustments	Effect of Change Higher/(Lower)
Operating revenue	$488,401	$464,322	$24,079
Cost of services	239,346	239,663	(317)
Selling, general and administrative expenses	112,022	112,791	(769)
Operating income	89,637	64,472	25,165
Provision for income taxes	17,307	11,608	5,699
Net income	58,516	39,050	19,466

	For the Six Months Ended June 30, 2018
(in thousands)	As Reported	Balances Without Adoption Adjustments	Effect of Change Higher/(Lower)
Operating revenue	$933,301	$908,727	$24,574
Cost of services	478,735	479,189	(454)
Selling, general and administrative expenses	226,974	227,171	(197)
Operating income	134,056	108,831	25,225
Provision for income taxes	16,596	10,906	5,690
Net income	86,803	67,268	19,535

During the second quarter of 2018, we amended contractual terms, which eliminated certain performance obligations that would have otherwise been fulfilled over time. For the three months ended June 30, 2018, the difference between revenues as reported and pro forma revenues without the adoption adjustments from the new revenue guidance is primarily due to the removal of the aforementioned performance obligations. We do not expect the new accounting standard to have a material impact to net income on an ongoing basis based on the terms and conditions of contracts in effect at this time. See Note 6 - Operating Revenues for additional information.

Note 2 - Property and Equipment, Net

Property and equipment, net as of June 30, 2018 and December 31, 2017 consists of the following:

(in thousands)	2018	2017
Land	$7,476	$7,476
Buildings	6,487	6,487
Furniture and equipment	64,083	63,255
Capitalized software	912,798	878,156
Leasehold improvements	41,162	39,990
Construction in progress	3,419	1,349
	1,035,425	996,713
Less accumulated depreciation	(581,645)	(549,054)
Property and equipment, net	$453,780	$447,659

Depreciation expense for property and equipment was approximately $22.4 million and $20.1 million for the three months ended June 30, 2018 and 2017, respectively, and $44.2 million and $40.7 million for the six months ended June 30, 2018 and 2017, respectively.

Note 3 – Goodwill, Net

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by operating segment and reporting unit, for the six months ended June 30, 2018, is as follows:

(in thousands)	PIRM	UWS	Consolidated
Balance as of January 1, 2018
Goodwill	$1,029,223	$1,228,901	$2,258,124
Accumulated impairment losses	(600)	(6,925)	(7,525)
Goodwill, net	1,028,623	1,221,976	2,250,599
Acquisitions	14,106	63,092	77,198
Translation adjustments	(10,387)	—	(10,387)
Balance as of June 30, 2018
Goodwill, net	$1,032,342	$1,285,068	$2,317,410

For the six months ended June 30, 2018, we recorded goodwill of $14.1 million within our Property Intelligence & Risk Management ("PIRM") reporting unit related to the acquisition of eTech Solutions Limited ("eTech"). Further, we recorded goodwill of $63.7 million within our Underwriting & Workflow Solutions ("UWS") reporting unit related to the acquisition of a la mode technologies, LLC ("a la mode"). Finally, we recorded a goodwill adjustment of $0.6 million within our UWS reporting unit related to Mercury Network, LLC ("Mercury"). See Note 12 - Acquisitions for further discussion.

Note 4 – Other Intangible Assets, Net

Other intangible assets, net consist of the following:

	June 30, 2018			December 31, 2017
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Client lists	$722,255	$(325,387)	$396,868	$690,693	$(303,632)	$387,061
Non-compete agreements	33,830	(17,674)	16,156	28,118	(15,528)	12,590
Trade names and licenses	133,544	(54,448)	79,096	125,090	(49,128)	75,962
	$889,629	$(397,509)	$492,120	$843,901	$(368,288)	$475,613

Amortization expense for other intangible assets, net was $16.3 million and $13.9 million for the three months ended June 30, 2018 and 2017, respectively, and $31.5 million and $27.9 million for the six months ended June 30, 2018 and 2017, respectively.

Estimated amortization expense for other intangible assets, net is as follows:

(in thousands)
Remainder of 2018	$31,135
2019	62,082
2020	60,307
2021	56,989
2022	55,521
Thereafter	226,086
$492,120

Note 5 – Long-Term Debt

Our long-term debt consists of the following:

	June 30, 2018			December 31, 2017
(in thousands)	Gross	Debt Issuance Costs	Net	Gross	Debt Issuance Costs	Net
Bank debt:
Term loan facility borrowings due August 2022, weighted-average interest rate of 3.67% and 3.28% as of June 30, 2018 and December 31, 2017, respectively	$1,687,500	$(15,004)	$1,672,496	$1,755,000	$(17,017)	$1,737,983
Revolving line of credit borrowings due August 2022, weighted-average interest rate of 3.68% as of June 30, 2018	120,000	(5,944)	114,056	—	(6,672)	(6,672)
Notes:
7.55% senior debentures due April 2028	14,645	(46)	14,599	14,645	(48)	14,597
Other debt:
Various debt instruments with maturities through 2023	7,557	—	7,557	7,662	—	7,662
Total long-term debt	1,829,702	(20,994)	1,808,708	1,777,307	(23,737)	1,753,570
Less current portion of long-term debt	49,658	—	49,658	70,046	—	70,046
Long-term debt, net of current portion	$1,780,044	$(20,994)	$1,759,050	$1,707,261	$(23,737)	$1,683,524

As of June 30, 2018 and December 31, 2017, we have recorded $0.9 million and $1.0 million of accrued interest expense, respectively, on our debt-related instruments within accounts payable and other accrued expenses.

Credit Agreement

In August 2017, we amended and restated our credit agreement (“Credit Agreement”) with Bank of America, N.A. as the administrative agent, and other financial institutions. The Credit Agreement provides for a $1.8 billion five-year term loan A facility (“Term Facility”), and a $700.0 million five-year revolving credit facility ("Revolving Facility"). The Term Facility matures and the Revolving Facility expires in August 2022. The Revolving facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and/or Revolving Facility by up to $100.0 million in the aggregate; however the lenders are not obligated to do so. As of June 30, 2018, we had a remaining borrowing capacity of $580.0 million under the Revolving Facility and we were in compliance with all of our covenants under the Credit Agreement.

Debt Issuance Costs

In connection with the amendment and restatement of the Credit Agreement, in August 2017, we incurred approximately $14.3 million of debt issuance costs of which $14.0 million were initially capitalized within long-term debt, net of current in the accompanying condensed consolidated balance sheets. In addition, when we amended and restated the Credit Agreement we had $12.0 million remaining in previously unamortized costs. We will amortize all of these costs over the term of the Credit Agreement. For the three months ended June 30, 2018 and 2017, $1.3 million and $1.5 million, respectively, were expensed in the accompanying condensed consolidated statement of operations related to debt issuance costs. For the six months ended June 30, 2018 and 2017, $2.7 million and $2.9 million, respectively, were expensed in the accompanying condensed consolidated statement of operations related to debt issuance costs.

7.55% Senior Debentures

In April 1998, we issued $100.0 million in aggregate principal amount of 7.55% senior debentures due 2028. The indentures governing these debentures, as amended, contain limited restrictions on us.

Interest Rate Swaps

We have entered into amortizing interest rate swaps ("Swaps") in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. Under the Swaps, we agree to exchange floating rate for fixed rate interest payments periodically over the life of the agreement. The floating rates in our Swaps are based on the one-month London interbank offering rate. The notional balances, terms and maturities of our Swaps are currently designed to have at least 50% of our debt as fixed rate.

As of June 30, 2018, we have four Swaps with a combined remaining notional balance of $1.3 billion, a weighted average fixed interest rate of 1.76% (rates range from 1.03% to 2.61%), and scheduled terminations through August 2022. As previously indicated, notional balances under our Swaps are currently scheduled to increase and decrease over their contract lengths based on our expectations of variable debt levels. We currently have scheduled notional amounts of between $1.3 billion and $1.1 billion through March 2021 with $585.0 million thereafter until August 2022.

We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges is recorded in prepaid expenses and other current assets and other assets in the accompanying condensed consolidated balance sheets. The estimated fair value of these cash flow hedges resulted in an asset of $23.0 million, of which $1.5 million is classified within prepaid expenses and other current assets as of June 30, 2018. As of December 31, 2017, we recorded an asset of $12.0 million within other assets.

Unrealized gains of $4.1 million (net of $1.4 million in deferred taxes) and unrealized gains of $0.1 million (net of less than $0.1 million in deferred taxes) for the three months ended June 30, 2018 and 2017, respectively, and unrealized gains of $8.2 million (net of $2.7 million in deferred taxes) and unrealized gains of $1.6 million (net of $1.0 million in deferred taxes) for the six months ended June 30, 2018 and 2017, respectively, were recognized in other comprehensive income related to the Swaps.

Note 6 – Operating Revenues

Operating revenues by solution type consists of the following:

(in thousands)	For the Three Months Ended June 30, 2018
	PIRM	UWS	Corporate and Eliminations	Consolidated
Property insights	$127,293	$—	$—	$127,293
Insurance & spatial solutions	40,861	—	—	40,861
Flood data services	—	18,911	—	18,911
Valuations solutions	—	81,456	—	81,456
Credit solutions	—	78,883	—	78,883
Property tax solutions	—	117,480	—	117,480
Other	14,501	11,496	(2,480)	23,517
Total operating revenue	$182,655	$308,226	$(2,480)	$488,401

(in thousands)	For the Six Months Ended June 30, 2018
	PIRM	UWS	Corporate and Eliminations	Consolidated
Property insights	$250,965	$—	$—	$250,965
Insurance & spatial solutions	78,025	—	—	78,025
Flood data services	—	35,885	—	35,885
Valuations solutions	—	152,900	—	152,900
Credit solutions	—	160,368	—	160,368
Property tax solutions	—	207,361	—	207,361
Other	27,432	25,131	(4,766)	47,797
Total operating revenue	$356,422	$581,645	$(4,766)	$933,301

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

Contract Costs

Incremental costs to obtain or fulfill client contracts are recognized as an asset. As of June 30, 2018, we had $11.6 million of current deferred costs which are presented in prepaid expenses and other current assets and $21.1 million of long term deferred costs which are presented in other assets in our condensed consolidated balance sheet. These deferred costs primarily include certain set-up and acquisition costs related to property tax solutions and amortize ratably over an expected ten year life and adjusted for early loan cancellations. For the three and six months ended June 30, 2018 we recorded $3.5 million and $6.9 million, respectively, of amortization associated with these deferred costs.

Contract Liabilities

We record a contract liability when amounts are invoiced prior to the satisfaction of a performance obligation. For property tax solutions, we invoice our clients upfront fees for services to be performed over time. For property insights and insurance & spatial solutions we invoice quarterly and annually, commencing upon execution of the contracts or at the beginning of the license term.

As of January 1, 2018, we had $840.4 million in contract liabilities compared to $834.5 million as of June 30, 2018. The overall change of $5.9 million in contract liability balances are primarily due to $271.4 million of new deferred billings in the current year, offset by $287.4 million of operating revenue recognized, of which $196.9 million related to contracts previously deferred.

Remaining Performance Obligations

The majority of our arrangements are between one and three years with a significant portion being one year or less. For the remaining population of non-cancellable and fixed arrangements greater than one year, as of June 30, 2018, we had $1.0 billion of remaining performance obligations. We expect to recognize approximately 20% percent of our remaining revenue backlog in 2018, 28% in 2019, 19% in 2020 and 33% thereafter. See further discussion on performance obligations in Note 1 - Basis for Condensed Consolidated Financial Statements.

Note 7 – Share-Based Compensation

We currently issue equity awards under the CoreLogic, Inc. 2018 Performance Incentive Plan (the "Plan"), which was approved by our stockholders at our Annual Meeting held in May 2018. The Plan includes the ability to grant restricted stock units ("RSUs"), performance-based restricted stock units ("PBRSUs") and stock options. Prior to the approval of the Plan, we issued share-based awards under the CoreLogic, Inc. 2011 Performance Incentive Plan, as amended, which was preceded by the CoreLogic, Inc. 2006 Incentive Plan. The Plan provides for up to 15,139,084 shares of the Company's common stock to be available for award grants.

We have primarily utilized RSUs and PBRSUs as our share-based compensation instruments for employees and directors. The fair value of any share-based compensation instrument grant is based on the market value of our shares on the date of grant and is recognized as compensation expense over its vesting period.

Restricted Stock Units

For the six months ended June 30, 2018 and 2017, we awarded 529,725 and 646,774 RSUs, respectively, with an estimated grant-date fair value of $24.8 million and $25.7 million, respectively. The RSU awards will vest ratably over three years. RSU activity for the six months ended June 30, 2018 is as follows:

	Number of	Weighted-Average Grant-Date
(in thousands, except weighted-average fair value prices)	Shares	Fair Value
Unvested RSUs outstanding at December 31, 2017	1,309	$37.54
RSUs granted	530	$46.73
RSUs vested	(617)	$37.01
RSUs forfeited	(26)	$40.68
Unvested RSUs outstanding at June 30, 2018	1,196	$41.81

As of June 30, 2018, there was $37.0 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.1 years. The fair value of RSUs is based on the market value of our common stock on the date of grant.

Performance-Based Restricted Stock Units

For the six months ended June 30, 2018 and 2017, we awarded 327,018 and 288,331 PBRSUs, respectively, with an estimated grant-date fair value of $15.1 million and $11.5 million, respectively. These awards are generally subject to service-based, performance-based and market-based vesting conditions. The service and performance period is from January 2018 to December 2020 and the performance metrics are generally adjusted earnings per share. The grants included 152,626 PBRSUs that did not include a market-based condition but had operating revenue as the sole performance metric through the service period ending December 2020.

The performance and service period for the PBRSUs awarded during the six months ended June 30, 2017 is from January 2017 to December 2019 and the performance metrics are adjusted earnings per share and market-based conditions.

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

PBRSU activity for the six months ended June 30, 2018 is as follows:

	Number of	Weighted-Average Grant-Date
(in thousands, except weighted-average fair value prices)	Shares	Fair Value
Unvested PBRSUs outstanding at December 31, 2017	659	$37.22
PBRSUs granted	327	$46.28
PBRSUs vested	(239)	$39.91
PBRSUs forfeited	(43)	$39.10
Unvested PBRSUs outstanding at June 30, 2018	704	$41.11

As of June 30, 2018, there was $17.5 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 2.2 years. The fair value of PBRSUs is based on the market value of our common stock on the date of grant.

Stock Options

Prior to 2015, we issued stock options as incentive compensation for certain employees. Option activity for the six months ended June 30, 2018 is as follows:

(in thousands, except weighted-average price)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	1,186	$20.67
Options exercised	(594)	$21.28
Options vested, exercisable, and outstanding at June 30, 2018	592	$20.07	3.5	$18,829

As of June 30, 2018, there was no unrecognized compensation cost related to unvested stock options.

The intrinsic value of options exercised was $13.6 million and $2.8 million for the six months ended June 30, 2018 and 2017, respectively. This intrinsic value represents the difference between the fair market value of our common stock on the date of exercise and the exercise price of each option.

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

The following table sets forth the share-based compensation expense recognized for the three and six months ended June 30, 2018 and 2017.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
RSUs	$7,238	$6,596	$14,633	$16,378
PBRSUs	3,445	1,809	4,159	3,477
Stock options	—	—	—	144
Employee stock purchase plan	439	367	1,007	940
	$11,122	$8,772	$19,799	$20,939

The above includes $1.2 million and $1.8 million of share-based compensation expense within cost of services in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2018 and 2017, respectively, and $3.4 million and $3.1 million for the six months ended June 30, 2018 and 2017, respectively.

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

Fair Credit Reporting Act Class Actions

In February 2012, CoreLogic National Background Data, LLC (n/k/a CoreLogic Background Data, LLC ("CBD")) was named as a defendant in a putative class action styled Tyrone Henderson, et. al., v. CoreLogic National Background Data, in the United States District Court for the Eastern District of Virginia. Plaintiffs allege violation of the Fair Credit Reporting Act, and pled a putative class claim relating to CBD’s return of criminal record data in response to search queries initiated by its consumer reporting agency customers, which then prepare and transmit employment background screening reports to their employer customers. The parties agreed to settle the case on a class-wide basis and the settlement was approved in March 2018.

In June 2015, a companion case, Witt v. CoreLogic National Background Data, et. al. was filed in the United States District Court for the Eastern District of Virginia by the same attorneys as in Henderson, alleging the same claim against CBD. Witt also names as a defendant CoreLogic SafeRent, LLC (n/k/a CoreLogic Rental Property Solutions, LLC (“RPS”)) on the theory that RPS provided criminal record “reports” to CBD at the same time that CBD delivered reports to CBD’s consumer reporting agency customers. The parties agreed to settle the case on a class-wide basis and the settlement was approved in March 2018.

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

Separation

Following the Separation, we are responsible for a portion of First American Financial Corporation's ("FAFC") contingent and other corporate liabilities. In the Separation and Distribution Agreement we entered into in connection with the Separation (the "Separation and Distribution Agreement"), we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary. As of June 30, 2018, no reserves were considered necessary.

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

Note 9 – Income Taxes

The effective income tax rate for income taxes as a percentage of income from continuing operations before equity in earnings/(losses) of affiliates and income taxes was 23.7% and 31.0% for the three months ended June 30, 2018 and 2017, respectively, and 16.5% and 31.2% for the six months ended June 30, 2018 and 2017, respectively.

For the three and six months ended June 30, 2018, when compared to 2017, the decrease in the effective income tax rate was primarily due to changes in the statutory tax rate from the enactment of the TCJA.

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

At December 31, 2017, we recorded a provisional tax benefit related to the re-measurement of our deferred tax assets and liabilities due to the reduction in the corporate income tax rate. As of June 30, 2018, we have not completed our accounting for the tax effects of the TCJA. When our analysis is finalized, any resulting adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. We currently anticipate finalizing and recording any such adjustments and related elections by the end of 2018.

We are currently under examination for the years 2010 through 2012, by the U.S., our primary taxing jurisdiction, and various other state taxing authorities. It is reasonably possible the amount of the unrecognized benefits with respect to certain unrecognized tax positions that are not subject to the FAFC indemnification could significantly increase or decrease within the next twelve months and would have an impact on net income. Currently, the Company expects expiration of statutes of limitations, excluding indemnified amounts, on reserves of $4.0 million within the next twelve months.

Note 10 – Earnings Per Share

The following is a reconciliation of net income per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(in thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income from continuing operations	$58,532	$41,182	$86,894	$53,891
(Loss)/income from discontinued operations, net of tax	(16)	78	(91)	2,495
Gain from sale of discontinued operations, net of tax	—	—	—	312
Net income	$58,516	$41,260	$86,803	$56,698
Denominator:
Weighted-average shares for basic income per share	81,284	84,548	81,269	84,490
Dilutive effect of stock options and restricted stock units	1,156	1,549	1,416	1,734
Weighted-average shares for diluted income per share	82,440	86,097	82,685	86,224
Income per share
Basic:
Net income from continuing operations	$0.72	$0.49	$1.07	$0.64
(Loss)/income from discontinued operations, net of tax	—	—	—	0.03
Gain from sale of discontinued operations, net of tax	—	—	—	—
Net income	$0.72	$0.49	$1.07	$0.67
Diluted:
Net income from continuing operations	$0.71	$0.48	$1.05	$0.63
(Loss)/income from discontinued operations, net of tax	—	—	—	0.03
Gain from sale of discontinued operations, net of tax	—	—	—	—
Net income	$0.71	$0.48	$1.05	$0.66

The dilutive effect of share-based compensation awards has been calculated using the treasury-stock method. For the three months ended June 30, 2018 and 2017, an aggregate of less than 0.1 million RSUs and PBRSUs, and an aggregate of less than 0.1 million RSUs, respectively, were excluded from the weighted-average diluted common shares outstanding due to their anti-dilutive effect. For the six months ended June 30, 2018 and 2017, an aggregate of less than 0.1 million RSUs and PBRSUs and an aggregate of less than 0.1 million of RSUs, respectively, were excluded from the weighted-average diluted common shares outstanding due to their anti-dilutive effect.

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

Restricted cash

Restricted cash is comprised of certificates of deposit that are pledged for various letters of credit/bank guarantees secured by us, escrow accounts due to acquisitions and divestitures and short-term investments within our deferred compensation plan trust. We deem the carrying value to be a reasonable estimate of fair value due to the nature of these instruments.

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

Swaps

The fair values of the interest rate swap agreements were estimated based on market-value quotes received from the counterparties to the agreements.

The fair values of our financial instruments as of June 30, 2018 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$85,031	$—	$—	$85,031
Restricted cash	2,268	$8,558	—	10,826
Total	$87,299	$8,558	$—	$95,857

Financial Liabilities:
Contingent consideration	$—	$—	$5,380	$5,380
Total debt	—	1,831,004	—	1,831,004
Total	$—	$1,831,004	$5,380	$1,836,384

Derivatives:
Asset for Swaps	$—	$22,961	$—	$22,961

The fair values of our financial instruments as of December 31, 2017 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$118,804	$—	$—	$118,804
Restricted cash	—	11,065	—	11,065
Total	$118,804	$11,065	$—	$129,869

Financial Liabilities:
Contingent consideration	$—	$—	$6,500	$6,500
Total debt	—	1,780,547	—	1,780,547
Total	$—	$1,780,547	$6,500	$1,787,047

Derivatives:
Asset for Swaps	$—	$11,985	$—	$11,985

There were no transfers between level 1, level 2 or level 3 securities during the three and six months ended June 30, 2018.

In connection with our 2017 acquisitions, we entered into contingent consideration agreements, which we originally fair valued as $6.2 million using the Monte-Carlo simulation model. See Note 12 - Acquisitions for further discussion. The contingent payments are fair-valued quarterly and changes are recorded within gain/(loss) on investments and other, net in our condensed consolidated statement of operations. For the six months ended June 30, 2018 we decreased the fair value of our contingent considerations by $1.1 million and recorded the gain in our condensed consolidated statement of operations.

Note 12 – Acquisitions

In April 2018, we completed the acquisition of a la mode for $120.0 million, subject to working capital adjustments. a la mode is a provider of subscription based software solutions that facilitate the aggregation of data, imagery and photographs in a GSE compliant format for the completion of U.S. residential appraisals. This acquisition contributes to our continual development and scaling of our end-to-end valuation solutions workflow suite which includes data and market insights, analytics as well as data-enabled services and platforms. a la mode is included as a component of our UWS reporting segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We have preliminarily recorded contract liabilities of $7.5 million, proprietary technology of $15.8 million with an estimated useful life of 7 years, customer lists of $32.5 million with an estimated average useful life of 13 years, tradenames of $9.0 million with an estimated useful life of 8 years, non-compete agreements of $5.7 million with an estimated useful life of 5 years, and goodwill of $63.7 million, of which $61.4 million is deductible for tax purposes. The business combination did not have a material impact on our condensed consolidated statements of operations.

In February 2018, we completed the acquisition of eTech for cash of approximately £15.0 million, or approximately $21.0 million. eTech is a leading provider of innovative mobile surveying and workflow management software that enhances productivity and mitigates risk for participants in the U.K. valuation market. This acquisition expands our U.K. presence and strengthens our technology platform offerings. eTech is included as a component of our PIRM reporting segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We have preliminarily recorded a deferred tax liability of $1.6 million, proprietary technology of $7.0 million with an estimated useful life of 5 years, customer lists of $1.7 million with an estimated average useful life of 9 years, and goodwill of $14.1 million. The business combination did not have a material impact on our condensed consolidated statements of operations.

In August 2017, we completed the acquisition of Myriad for $22.0 million, subject to working capital adjustments, and up to $3.0 million to be paid in cash by 2019, contingent upon the achievement of certain revenue targets in fiscal years 2017 and 2018. We fair valued the contingent payment using the Monte-Carlo simulation model and preliminarily recorded $1.8 million as contingent consideration. The contingent payment is fair valued quarterly, and changes are recorded within gain/(loss) on investments and other, net in the condensed consolidated statement of operations. See Note 11 - Fair Value of Financial Instruments for further discussion. This acquisition builds on our software-as-a-service capabilities by offering a workflow tool used by the insurance industry for policy underwriting. Myriad is included as a component of our PIRM reporting segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We have preliminarily recorded a deferred tax liability of $3.1 million, customer lists of $1.7 million with an estimated average life of 12 years, tradenames of $1.6 million with an estimated average life of 7 years, proprietary technology of $5.8 million with an estimated useful life of 8 years and goodwill of $17.3 million. The business combination did not have a material impact on our condensed consolidated statements of operations.

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

In June 2017, we acquired a 45.0% interest in Mercury for $70.0 million, which included a call option to purchase the remaining 55.0% interest within the next nine-month period. In August 2017, we purchased the remaining 55.0% ownership of Mercury for an additional $83.0 million. Mercury is a technology company servicing small and medium-sized mortgage lenders and appraisal management companies to manage their collateral valuation operations. This acquisition is included as a component of our UWS segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We preliminarily recorded a deferred tax liability of $19.8 million, tradenames of $3.6 million with an estimated life of 8 years, customer lists of $41.3 million with an estimated life of 10 years, proprietary technology of $20.1 million with an estimated life of 9 years, and goodwill of $104.7 million. During the six months ended June 30, 2018, goodwill was reduced by approximately $0.6 million as a result of certain working capital adjustments. This business combination did not have a material impact on our condensed consolidated statements of operations.

We incurred $0.9 million and $7.3 million of acquisition-related costs within selling, general and administrative expenses on our condensed consolidated statements of operations for the three months ended June 30, 2018 and 2017, respectively, and $1.7 million and $7.5 million for the six months ended June 30, 2018 and 2017, respectively.

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

The operating results of our PIRM segment included intercompany revenues of $1.7 million and $1.6 million for the three months ended June 30, 2018 and 2017, respectively, and $3.2 million and $3.0 million for the six months ended June 30, 2018 and 2017, respectively. The segment also included intercompany expenses of $0.8 million and $0.7 million for the three months ended June 30, 2018 and 2017, respectively, and $1.6 million and $1.5 million for the six months ended June 30, 2018 and 2017, respectively.

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

The operating results of our UWS segment included intercompany revenues of $0.8 million and $0.7 million for the three months ended June 30, 2018 and 2017, respectively, and $1.6 million and $1.5 million for the six months ended June 30, 2018 and 2017, respectively. The segment also included intercompany expenses of $1.7 million and $1.6 million for the three months ended June 30, 2018 and 2017, respectively, and $3.2 million and $3.0 million for the six months ended June 30, 2018 and 2017, respectively.

We also separately report on our corporate and eliminations. Corporate consists primarily of corporate personnel and other expenses associated with our corporate functions and facilities, investment gains and losses, equity in earnings/(losses) of affiliates, net of tax, and interest expense.

Selected financial information by reportable segment is as follows:

(in thousands)
For the Three Months Ended June 30, 2018	Operating Revenues	Depreciation and Amortization	Operating Income/(Loss)	Equity in Earnings/(Losses) of Affiliates, Net of Tax	Net Income/(Loss) From Continuing Operations	Capital Expenditures
PIRM	$182,655	$25,512	$28,974	$3,740	$32,295	$13,917
UWS	308,226	16,483	85,897	(10)	85,868	2,386
Corporate	—	5,401	(25,234)	(893)	(59,631)	4,180
Eliminations	(2,480)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$488,401	$47,396	$89,637	$2,837	$58,532	$20,483

For the Three Months Ended June 30, 2017
PIRM	$176,311	$24,132	$32,099	$(166)	$31,470	$14,812
UWS	300,031	13,605	66,596	(174)	60,470	2,413
Corporate	—	5,134	(20,302)	60	(50,758)	3,102
Eliminations	(2,364)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$473,978	$42,871	$78,393	$(280)	$41,182	$20,327

For the Six Months Ended June 30, 2018
PIRM	$356,422	$51,247	$49,752	$4,011	$52,966	$27,123
UWS	581,645	31,447	133,950	8	133,622	4,699
Corporate	—	10,842	(49,646)	(949)	(99,694)	8,145
Eliminations	(4,766)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$933,301	$93,536	$134,056	$3,070	$86,894	$39,967

For the Six Months Ended June 30, 2017
PIRM	$342,067	$48,992	$47,671	$(459)	$46,231	$27,600
UWS	576,222	27,408	103,849	(967)	96,664	3,837
Corporate	—	9,943	(40,562)	422	(89,004)	6,002
Eliminations	(4,460)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$913,829	$86,343	$110,958	$(1,004)	$53,891	$37,439

(in thousands)	As of	As of
Assets	June 30, 2018	December 31, 2017
PIRM	$1,900,141	$1,911,222
UWS	2,260,370	2,151,092
Corporate	5,751,261	5,628,824
Eliminations	(5,755,445)	(5,614,108)
Consolidated (excluding discontinued operations)	$4,156,327	$4,077,030

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

RESULTS OF OPERATIONS

Overview of Business Environment and Company Developments

Business Environment

The volume of U.S. mortgage loan originations serves as a key market driver for more than half of our business. We believe the volume of real estate and mortgage transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, employment levels and the overall state of the U.S. economy. We believe mortgage unit volumes decreased by more than 10% in the second quarter of 2018 relative to the same period in 2017, primarily due to significantly lower mortgage refinance volumes resulting from rising interest rates. Overall, we expect full-year 2018 mortgage unit volumes to be approximately 10% to 15% lower relative to 2017 levels mostly due to rising interest rates and lower expected refinance activity.

We generate the majority of our revenues from clients with operations in the U.S. residential real estate, mortgage origination and mortgage servicing markets. Approximately 32% and 41% of our operating revenues for the three months ended June 30, 2018 and 2017, respectively, and 33% and 41% of our operating revenues for the six months ended June 30,

2018 and 2017, respectively, were generated from our top ten clients, who consist of the largest U.S. mortgage originators and servicers. None of our clients accounted for greater than 10% of our operating revenues for the three months ended June 30, 2018 and two of our clients accounted for approximately 14% and 10% of our operating revenues for the three months ended June 30, 2017. None of our clients accounted for greater than 10% of our operating revenues for the six months ended June 30, 2018, and two of our clients accounted for approximately 13% and 10% of our operating revenues for the six months ended June 30, 2017. Both of our PIRM and UWS segments reported revenue from these customers.

Acquisitions

In April 2018, we completed the acquisition of a la mode technologies, LLC ("a la mode") for cash of approximately $120.0 million. We funded the transaction with cash on hand and available capacity on our revolving credit facility. The acquisition is included in the UWS reporting segment. See Note 12 - Acquisitions for further discussion.

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

Consolidated Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Operating Revenues

Our consolidated operating revenues were $488.4 million for the three months ended June 30, 2018, an increase of $14.4 million, or 3.0%, when compared to 2017, and consisted of the following:

(in thousands, except percentages)	2018	2017	$ Change	% Change
PIRM	$182,655	$176,311	$6,344	3.6%
UWS	308,226	300,031	8,195	2.7
Corporate and eliminations	(2,480)	(2,364)	(116)	4.9
Operating revenues	$488,401	$473,978	$14,423	3.0%

Our PIRM segment revenues increased by $6.3 million, or 3.6%, when compared to 2017. The increase is primarily due to acquisition activity which contributed $7.3 million of additional revenues in 2018; partially offset by lower other revenues of $1.0 million.

Our UWS segment revenues increased by $8.2 million, or 2.7%, when compared to 2017. Excluding acquisition activity of $14.6 million, the decrease of $6.4 million was primarily due to lower valuation solutions operating revenue of $24.0 million, lower credit solutions operating revenue of $1.6 million, lower flood data services operating revenue of $1.4 million, and lower other revenue of $1.0 million, mainly driven by lower mortgage market unit volumes and the impact of planned vendor diversification from key appraisal management clients. The decrease was offset by higher property tax solutions operating revenue of $21.6 million primarily driven by the benefit of accelerated revenue recognition resulting from the amendment of a long-term contract.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services

Our consolidated cost of services was $239.3 million for the three months ended June 30, 2018, a decrease of $9.8 million, or 3.9%, when compared to 2017. Acquisition activity contributed $6.9 million of additional expense in 2018. Excluding acquisition activity, the decrease of $16.7 million was primarily due to favorable revenue mix and the benefits from ongoing operational efficiency programs.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $112.0 million for the three months ended June 30, 2018, an increase of $8.5 million, or 8.2%, when compared to 2017. Acquisition activity contributed $10.9 million of additional expense in 2018. Excluding acquisition activity, the decrease of $2.4 million was primarily related to our ongoing operational efficiency programs.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $47.4 million for the three months ended June 30, 2018, an increase of $4.5 million, or 10.6%, when compared to 2017, primarily due to acquisitions.

Operating Income

Our consolidated operating income was $89.6 million for the three months ended June 30, 2018, an increase of $11.2 million, or 14.3%, when compared to 2017, and consisted of the following:

(in thousands, except percentages)	2018	2017	$ Change	% Change
PIRM	$28,974	$32,099	$(3,125)	(9.7)%
UWS	85,897	66,596	19,301	29.0
Corporate and eliminations	(25,234)	(20,302)	(4,932)	24.3
Operating income	$89,637	$78,393	$11,244	14.3%

Our PIRM segment operating income decreased by $3.1 million, or 9.7%, when compared to 2017. Acquisition activity lowered operating income by $1.8 million in 2018 primarily due to the amortization of acquisition-related intangible assets. Excluding acquisition activity, operating income decreased by $1.3 million, margins decreased by 65 basis points, primarily due lower other revenues.

Our UWS segment operating income increased by $19.3 million, or 29.0%, when compared to 2017. Excluding acquisition activity of $1.5 million, operating income increased by $17.8 million, margins increased by 654 basis points, primarily related to the benefit of accelerated revenue recognition resulting from the amendment of a long-term contract in our property tax solutions operations, partially offset by lower mortgage market unit volumes and the impact of planned vendor diversification from key appraisal management clients.

Corporate and eliminations had an unfavorable variance of $4.9 million primarily due to higher investments related to ongoing operating efficiency programs.

Total Interest Expense, net

Our consolidated total interest expense, net was $18.8 million for the three months ended June 30, 2018, an increase of $4.8 million, or 34.6%, when compared to 2017. The increase was primarily due to a higher average outstanding balance and higher interest rates.

Gain/(Loss) on Investments and Other, net

Our consolidated gain on gain/(loss) investments and other, net was $2.1 million for the three months ended June 30, 2018, a favorable variance of $6.5 million, or 148.9%, when compared to 2017. The favorable variance was primarily due to a prior year loss recorded on the final settlement of a pension plan along with a gain in the current year on our contingent consideration agreements, which are adjusted for fair-value quarterly.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations before equity in earnings/(losses) of affiliates and income taxes was $17.3 million and $18.6 million for the three months ended June 30, 2018 and 2017, respectively. The effective tax rate was 23.7% and 31.0% for the three months ended June 30, 2018 and 2017, respectively, and the decrease was primarily due to changes in the U.S. corporate income tax rate from the enactment of the Tax Cuts and Jobs Act ("TCJA").

Equity in Earnings/(Losses) of Affiliates, net of tax

Our consolidated equity in earnings of affiliates, net of tax was $2.8 million for the three months ended June 30, 2018, a favorable variance of $3.1 million, or 1,113.2%, when compared to 2017. We have equity interests in various affiliates which had gains in the current period compared to prior year losses causing the favorable variance.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Operating Revenues

Our consolidated operating revenues were $0.9 billion for the six months ended June 30, 2018, an increase of $19.5 million, or 2.1%, when compared to 2017, and consisted of the following:

(in thousands, except percentages)	2018	2017	$ Change	% Change
PIRM	$356,422	$342,067	$14,355	4.2%
UWS	581,645	576,222	5,423	0.9
Corporate and eliminations	(4,766)	(4,460)	(306)	6.9
Operating revenues	$933,301	$913,829	$19,472	2.1%

Our PIRM segment revenues increased by $14.4 million, or 4.2%, when compared to 2017. Excluding acquisition activity of $13.4 million, the increase of $1.0 million was primarily due to higher property insights operating revenues of $2.8 million, which benefited from improved product mix and market share gains; partially offset by other revenues.

Our UWS segment revenues increased by $5.4 million, or 0.9%, when compared to 2017. Excluding acquisition activity of $22.7 million, the decrease of $17.3 million was primarily due to lower valuation solutions operating revenue of $36.0 million and lower flood data services revenue of $2.7 million, mainly driven by lower mortgage market unit volumes and the impact of planned vendor diversification from key appraisal management clients. The decrease was offset by higher property tax solutions operating revenue of $19.7 million primarily driven by the benefit of accelerated revenue recognition resulting from the amendment of a long-term contract. Credit solutions operating revenue also increased by $1.7 million due to improved product mix.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services

Our consolidated cost of services was $478.7 million for the six months ended June 30, 2018, a decrease of $22.4 million, or 4.5%, when compared to 2017. Acquisition activity contributed $12.4 million of additional expense in 2018. Excluding acquisition activity, the decrease of $34.8 million was primarily due to favorable revenue mix and benefits from ongoing operational efficiency programs.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $227.0 million for the six months ended June 30, 2018, an increase of $11.6 million, or 5.4%, when compared to 2017. Acquisition activity contributed $17.4 million of additional expense in 2018. Excluding acquisition activity, the decrease of $5.8 million was primarily related to our ongoing operational efficiency programs.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $93.5 million for the six months ended June 30, 2018, an increase of $7.2 million, or 8.3%, when compared to 2017, primarily due to acquisitions.

Operating Income

Our consolidated operating income was $134.1 million for the six months ended June 30, 2018, an increase of $23.1 million, or 20.8%, when compared to 2017, and consisted of the following:

(in thousands, except percentages)	2018	2017	$ Change	% Change
PIRM	$49,752	$47,671	$2,081	4.4%
UWS	133,950	103,849	30,101	29.0
Corporate and eliminations	(49,646)	(40,562)	(9,084)	22.4
Operating income	$134,056	$110,958	$23,098	20.8%

Our PIRM segment operating income increased by $2.1 million, or 4.4%, when compared to 2017. Excluding acquisition activity of $2.9 million, which lowered operating income in 2018 primarily due to the amortization of acquisition-related intangible assets. Excluding acquisition activity, operating income increased by $5.0 million, margins increased by 142 basis points primarily due to improvements in product mix, market share gains and the impact of ongoing operational efficiency programs. The increase was partially offset by lower other revenues.

Our UWS segment operating income increased by $30.1 million, or 29.0%, when compared to 2017. Excluding acquisition activity of $2.3 million, operating income increased by $27.8 million, margins increased by 554 basis points, primarily related to the benefit of accelerated revenue recognition resulting from the amendment of a long-term contract in our property tax solutions operations partially offset by lower mortgage market unit volumes and the impact of planned vendor diversification from key appraisal management clients.

Corporate and eliminations had an unfavorable variance of $9.1 million, or 22.4%, primarily due to higher investments related to ongoing operating efficiency programs.

Total Interest Expense, net

Our consolidated total interest expense, net was $35.9 million for the six months ended June 30, 2018, an increase of $8.2 million, or 29.5%, when compared to 2017. The increase was primarily due to a higher average outstanding balance and higher interest rates.

Gain/(Loss) on Investments and Other, net

Our consolidated gain on gain/loss on investments and other, net was $2.3 million for the six months ended June 30, 2018, a favorable variance of $5.7 million, or 167.0%, when compared to 2017. The favorable variance was primarily due to a prior year loss of $6.1 million recorded on the final settlement of a pension plan along with a gain of $1.1 million in the current year on our contingent consideration agreements, which are adjusted for fair-value quarterly. These gains were partially offset by higher realized losses on current year investments of $1.5 million.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations before equity in earnings/(losses) of affiliates and income taxes was $16.6 million and $24.9 million for the six months ended June 30, 2018 and 2017, respectively. The effective tax rate was 16.5% and 31.2% for the six months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate was primarily attributable to changes in the U.S. corporate income tax rate from the enactment of the TCJA.

Equity in Earnings/(Losses) of Affiliates, net of tax

Our consolidated equity in earnings of affiliates, net of tax was $3.1 million for the six months ended June 30, 2018, a favorable variance of $4.1 million, or 405.8% when compared to 2017. We have equity interests in various affiliates which had gains in the current period compared to prior year losses causing the favorable variance.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of June 30, 2018 totaled $85.0 million, a decrease of $33.8 million from December 31, 2017. As of June 30, 2018, our cash balances held in foreign jurisdictions totaled $53.3 million and are primarily related to our international operations. Most of the amounts held outside of the U.S. could be repatriated to the U.S. without the assessment of additional income tax other than the one-time transition tax pursuant to the TCJA. We are finalizing the calculation of the transition tax and will report this aspect of the TCJA during 2018. We plan to maintain significant cash balances outside of the U.S. for the foreseeable future.

Restricted cash of $10.8 million as of June 30, 2018 and $11.1 million as of December 31, 2017 is comprised of mutual funds, certificate of deposits that are pledged for various letters of credit/bank guarantees secured by us and escrow accounts due to acquisitions and divestitures.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in operating assets and liabilities. Total cash provided by operating activities was approximately $148.4 million and $140.1 million for the six months ended June 30, 2018 and 2017, respectively. The increase in cash provided by operating activities was primarily due higher cash generated from higher profitability, as adjusted for non-cash activities, partially offset by unfavorable changes in working capital items.

Investing Activities. Total cash used in investing activities was approximately $179.8 million and $107.1 million during the six months ended June 30, 2018 and 2017, respectively. The increase in investing activities was primarily related to net cash paid for the acquisitions of eTech and a la mode of $141.1 million. Further, for the six months ended June 30, 2018 and 2017, we had investments in property and equipment of $21.4 million and $20.2 million, respectively, as well as investments in capitalized data and other intangible assets of $18.6 million and $17.2 million, respectively. The increases were partially offset by higher proceeds from investments of $1.0 million in the current year along with our acquisition of a 45% interest in Mercury Network, LLC for $70.0 million in June 2017.

Financing Activities. Total cash used in financing activities was approximately $6.2 million for the six months ended June 30, 2018, which was primarily comprised of repayment of long-term debt of $68.9 million and share repurchases of $63.3 million, partially offset by share-based compensation-related transactions of $5.9 million and proceeds of long-term debt of $120.1 million. Total cash used in financing activities was approximately $15.1 million for the six months ended June 30, 2017, which was primarily comprised of share repurchases of $41.0 million, repayment of long-term debt of $35.2 million and share-based compensation-related transactions of $8.9 million, partially offset by proceeds from long-term debt of $70.0 million.

Financing and Financing Capacity

Total debt outstanding, gross, was $1.8 billion for both periods as of June 30, 2018 and December 31, 2017, respectively. Our significant debt instruments and borrowing capacity are described below.

Credit Agreement

In August 2017, we amended and restated our credit agreement (“Credit Agreement”) with Bank of America, N.A. as the administrative agent, and other financial institutions. The Credit Agreement provides for a $1.8 billion five-year term loan A facility (“Term Facility”), and a $700.0 million five-year revolving credit facility ("Revolving Facility") The Term Facility matures and the Revolving Facility expires in August 2022. The Credit Agreement also provides for the ability to increase the Term Facility and/or Revolving Facility by up to $100.0 million in the aggregate; however, the lenders are not obligated to do so. As of June 30, 2018, we had borrowing capacity under the Revolving Facility of $580.0 million and were in compliance with the financial and restrictive covenants of the Credit Agreement. See Note 5 - Long-Term Debt for further discussion.

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

As of June 30, 2018, we have four Swaps with a combined remaining notional balance of $1.3 billion, a weighted average fixed interest rate of 1.76% (rates range from 1.03% to 2.61%), and scheduled terminations through August 2022. As previously indicated, notional balances under our Swaps are currently scheduled to increase and decrease over their contract lengths based on our expectations of variable debt levels. We currently have scheduled notional amounts of between $1.3 billion and $1.1 billion through March 2021 with $585.0 million thereafter until August 2022.

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

During the six months ended June 30, 2018, we repurchased 1.3 million shares of our common stock for $63.3 million including commission costs.

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

We have entered into Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. Under the Swaps, we agree to exchange floating rate for fixed rate interest payments periodically over the life of the agreement. The notional balances, terms and maturities of our Swaps are currently designed to have at least 50% of our debt as fixed rate. As of June 30, 2018, we had approximately $1.8 billion in gross long-term debt outstanding, predominately all of which was variable-interest-rate debt. As of June 30, 2018, the remaining notional balance of the Swaps was $1.3 billion. A hypothetical 1% increase or decrease in interest rates could result in an approximately $1.3 million change to interest expense on a quarterly basis.

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

Changes in Internal Control over Financial Reporting

Beginning January 1, 2018, we implemented the updated guidance on revenue recognition. In connection with the adoption of this standard, we implemented changes to our disclosure controls and procedures related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements and gathering of information provided for disclosures.

There were no other changes in our internal control over financial reporting during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2018, we did not issue any unregistered shares of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In October 2016, the Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $500.0 million. As of June 30, 2018, we have $147.2 million in value of shares (inclusive of commissions and fees) available to be repurchased under the plan. The stock repurchase authorization has no expiration date and repurchases may be made in the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan.

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

The following table summarizes our repurchase activity under our Board-approved stock repurchase plan for the quarter ended June 30, 2018:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 to April 30, 2018	—	$—	—	$192,061,717
May 1 to May 31, 2018	852,789	$51.38	852,789	$148,246,674
June 1 to June 30, 2018	19,000	$54.11	19,000	$147,218,620
Total	871,789	$51.44	871,789

(1) Calculated inclusive of commissions.

Item 3.  Defaults upon Senior Securities. None.

Item 4.  Mine Safety Disclosures. Not applicable.

Item  5.  Other Information.

In May 2018, our stockholders approved the Company’s 2018 Performance Incentive Plan (the “2018 Plan”) to promote our success by providing an additional means to attract, motivate, retain and reward selected employees and other eligible persons through the grant of awards. Equity-based awards are also intended to further align the interests of award recipients and our stockholders.

The maximum number of shares of our common stock that may be issued or transferred pursuant to awards under the 2018 Plan equals the sum of the following: (a) 3,300,000 shares, plus (b) 6,271,440 shares, the number of shares available for new award grants under the Company’s 2011 Performance Incentive Plan, as amended (the “2011 Plan”) immediately prior to the 2018 Annual Meeting, (c) 60,882 shares, the number of shares as of May 10, 2018 that were subject to awards granted under the 2011 Plan that expired or were cancelled or terminated after the 2018 Annual Meeting (with each share subject to restricted stock and restricted stock unit awards being counted as two shares), and (d) 5,506,762 shares, the number of shares as of May 10, 2018 that were subject to awards that remain outstanding under the 2011 Plan but may become issuable pursuant to the 2018 Plan in the future (with outstanding performance awards being counted at maximum performance level and each share subject to restricted stock and restricted stock unit awards being counted as two shares).

The Board or one or more committees appointed by the Board administers the 2018 Plan. The Board has delegated general administrative authority for the 2018 Plan to its Compensation Committee. The Board or a committee thereof (within its delegated authority) may delegate different levels of authority to different committees or persons with administrative and grant authority under the 2018 Plan. The administrator of the 2018 Plan has broad authority under the 2018 Plan to, among other things, select participants and determine the type(s) of award(s) that they are to receive, and determine the number of shares that are to be subject to awards and the terms and conditions of awards, including the price (if any) to be paid for the shares or the award.

Persons eligible to receive awards under the 2018 Plan include our officers, employees, directors, and certain consultants and advisors to the Company or any of its subsidiaries.

The types of awards that may be granted under the 2018 Plan include stock options, stock appreciation rights, restricted stock, stock bonuses, stock units and other forms of awards granted or denominated in ours common stock or units of our common stock, as well as certain cash bonus awards.

The foregoing description is qualified in its entirety by reference to the 2018 Plan, a copy of which is filed as Exhibit 10.1 to this report and incorporated by reference herein.

Item 6.  Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Frank D. Martell
Frank D. Martell
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ James L. Balas
James L. Balas
Chief Financial Officer
(Principal Financial Officer)

By: /s/ John K. Stumpf
John K. Stumpf
Controller
(Principal Accounting Officer)
Date:	July 26, 2018

EXHIBIT INDEX

Exhibit Number	Description
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

3.2	Amended and Restated Bylaws of CoreLogic, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 5, 2014)

10.1	CoreLogic, Inc.'s 2018 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on May 4, 2018)

10.2	Form of Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement (Employee) under the CoreLogic, Inc. 2018 Performance Incentive Plan ✓

10.3	Form of Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement (NEO) under the CoreLogic, Inc. 2018 Performance Incentive Plan ✓

10.4	Form of Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement (UK Employees) under the CoreLogic, Inc. 2018 Performance Incentive Plan ✓

10.5	Form of Notice of Performance-Based Restricted Stock Unit Grant and Form of Performance-Based Restricted Stock Unit Award Agreement under the CoreLogic, Inc. 2018 Performance Incentive Plan ✓

10.6	Amendment No. 5 dated May 15, 2018 to the Master Services Agreement and Supplement A between CoreLogic Solutions, LLC and NTT Data Services, LLC (formerly Dell Marketing L.P.) ± ✓

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 ✓

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 ✓

101	Extensible Business Reporting Language (XBRL)✓

✓	Included in this filing.
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