Form 10-Q
period 2018-09-30
CORELOGIC, INC.
filed 2018-10-25
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes  ☒     No   ☐

Indicate by check mark whether the registrant: is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

On October 22, 2018 there were 80,561,463 shares of common stock outstanding.

CoreLogic, Inc.

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.
CoreLogic, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except par value)	September 30,	December 31,
Assets	2018	2017
Current assets:
Cash and cash equivalents	$97,884	$118,804
Accounts receivable (less allowance for doubtful accounts of $6,936 and $8,229 as of September 30, 2018 and December 31, 2017, respectively)	254,263	256,595
Prepaid expenses and other current assets	53,515	47,220
Income tax receivable	8,984	7,649
Total current assets	414,646	430,268
Property and equipment, net	453,431	447,659
Goodwill, net	2,312,297	2,250,599
Other intangible assets, net	475,037	475,613
Capitalized data and database costs, net	324,779	329,403
Investment in affiliates, net	42,090	38,989
Other assets	119,380	104,882
Total assets	$4,141,660	$4,077,413
Liabilities and Equity
Current liabilities:
Accounts payable and other accrued expenses	$157,580	$145,655
Accrued salaries and benefits	79,171	93,717
Contract liabilities, current	308,659	303,948
Current portion of long-term debt	27,068	70,046
Total current liabilities	572,478	613,366
Long-term debt, net of current	1,737,855	1,683,524
Contract liabilities, net of current	520,544	504,900
Deferred income tax liabilities	109,356	102,571
Other liabilities	171,311	165,176
Total liabilities	3,111,544	3,069,537

Stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 80,562 and 80,885 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	173,963	224,455
Retained earnings	962,765	877,111
Accumulated other comprehensive loss	(106,613)	(93,691)
Total stockholders' equity	1,030,116	1,007,876
Total liabilities and equity	$4,141,660	$4,077,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Operating revenues	$451,768	$483,131	$1,385,069	$1,396,960
Cost of services (excluding depreciation and amortization shown below)	230,419	244,186	709,154	745,314
Selling, general and administrative expenses	113,075	131,323	340,049	346,723
Depreciation and amortization	48,494	45,326	142,030	131,668
Total operating expenses	391,988	420,835	1,191,233	1,223,705
Operating income	59,780	62,296	193,836	173,255
Interest expense:
Interest income	299	393	1,053	1,323
Interest expense	19,382	16,686	56,061	45,352
Total interest expense, net	(19,083)	(16,293)	(55,008)	(44,029)
Gain/(loss) on investments and other, net	2,835	(3,095)	5,124	(6,513)
Income from continuing operations before equity in (losses)/earnings of affiliates and income taxes	43,532	42,908	143,952	122,713
Provision for income taxes	20,836	11,851	37,432	36,759
Income from continuing operations before equity in (losses)/earnings of affiliates	22,696	31,057	106,520	85,954
Equity in (losses)/earnings of affiliates, net of tax	(161)	(229)	2,909	(1,232)
Net income from continuing operations	22,535	30,828	109,429	84,722
(Loss)/income from discontinued operations, net of tax	(84)	(74)	(175)	2,421
Gain from sale of discontinued operations, net of tax	—	—	—	310
Net income	$22,451	$30,754	$109,254	$87,453
Basic income per share:
Net income from continuing operations	$0.28	$0.37	$1.35	$1.01
(Loss)/income from discontinued operations, net of tax	—	—	—	0.03
Gain from sale of discontinued operations, net of tax	—	—	—	—
Net income	$0.28	$0.37	$1.35	$1.04
Diluted income per share:
Net income from continuing operations	$0.27	$0.36	$1.33	$0.99
(Loss)/income from discontinued operations, net of tax	—	—	—	0.03
Gain from sale of discontinued operations, net of tax	—	—	—	—
Net income	$0.27	$0.36	$1.33	$1.02
Weighted-average common shares outstanding:
Basic	80,680	83,362	81,073	84,114
Diluted	82,017	85,090	82,528	85,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Net income	$22,451	$30,754	$109,254	$87,453
Other comprehensive (loss)/income
Adoption of new accounting standards	—	—	408	—
Market value adjustments on interest rate swaps, net of tax	2,532	41	10,770	1,621
Foreign currency translation adjustments	(6,129)	6,078	(23,729)	22,761
Supplemental benefit plans adjustments, net of tax	(124)	(106)	(371)	1,519
Total other comprehensive (loss)/income	(3,721)	6,013	(12,922)	25,901
Comprehensive income	$18,730	$36,767	$96,332	$113,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$109,254	$87,453
Less: (Loss)/income from discontinued operations, net of tax	(175)	2,421
Less: Gain from sale of discontinued operations, net of tax	—	310
Net income from continuing operations	109,429	84,722
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	142,030	131,668
Amortization of debt issuance costs	4,103	4,263
Provision for bad debt and claim losses	11,113	12,268
Share-based compensation	29,574	29,558
Equity in (earnings)/losses of affiliates, net of taxes	(2,909)	1,232
Gain on sale of property and equipment	(19)	(227)
Deferred income tax	10,279	(7,038)
(Gain)/loss on investment and other, net	(5,124)	6,513
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,619	(5,655)
Prepaid expenses and other current assets	(7,617)	2,414
Accounts payable and other accrued expenses	(22,037)	(40,681)
Contract liabilities	(18,406)	26,037
Income taxes	7,847	644
Dividends received from investments in affiliates	775	1,198
Other assets and other liabilities	(9,353)	21,765
Net cash provided by operating activities - continuing operations	252,304	268,681
Net cash (used in)/provided by operating activities - discontinued operations	(4)	3,660
Total cash provided by operating activities	$252,300	$272,341
Cash flows from investing activities:
Purchases of property and equipment	$(41,020)	$(28,534)
Purchases of capitalized data and other intangible assets	(25,013)	(25,744)
Cash paid for acquisitions, net of cash acquired	(140,977)	(188,372)
Cash received from sale of business-line	3,245	—
Proceeds from sale of property and equipment	198	316
Proceeds from investments	980	—
Net cash used in investing activities - continuing operations	(202,587)	(242,334)
Net cash provided by investing activities - discontinued operations	—	—
Total cash used in investing activities	$(202,587)	$(242,334)
Cash flows from financing activities:
Proceeds from long-term debt	$120,095	$1,995,000
Debt issuance costs	—	(14,294)
Repayment of long-term debt	(114,626)	(1,796,661)
Proceeds from issuance of shares in connection with share-based compensation	19,585	6,330
Payment of tax withholdings related to net share settlements	(12,623)	(13,629)
Shares repurchased and retired	(87,028)	(132,460)
Net cash (used in)/provided by financing activities - continuing operations	(74,597)	44,286
Net cash provided by financing activities - discontinued operations	—	—
Total cash (used in)/provided by financing activities	$(74,597)	$44,286
Effect of exchange rate on cash, cash equivalents and restricted cash	2,039	(1,324)
Net change in cash, cash equivalents and restricted cash	(22,845)	72,969
Cash, cash equivalents and restricted cash at beginning of period	132,154	89,974
Less: Change in cash, cash equivalents and restricted cash - discontinued operations	(4)	3,660
Plus: Cash swept (to)/from discontinued operations	(4)	3,660
Cash, cash equivalents and restricted cash at end of period	$109,309	$162,943

Supplemental disclosures of cash flow information:
Cash paid for interest	$50,108	$37,283
Cash paid for income taxes	$25,406	$45,702
Cash refunds from income taxes	$3,271	$524
Non-cash investing activities:
Capital expenditures included in accounts payable and other accrued expenses	$16,911	$6,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Balance as of December 31, 2017	80,885	$1	$224,455	$877,111	$(93,691)	$1,007,876
Adoption of new accounting standards	—	—	—	(23,600)	408	(23,192)
Net income	—	—	—	109,254	—	109,254
Shares issued in connection with share-based compensation	1,428	—	19,585	—	—	19,585
Payment of tax withholdings related to net share settlements	—	—	(12,623)	—	—	(12,623)
Share-based compensation	—	—	29,574	—	—	29,574
Shares repurchased and retired	(1,751)	—	(87,028)	—	—	(87,028)
Other comprehensive loss	—	—	—	—	(13,330)	(13,330)
Balance as of September 30, 2018	80,562	$1	$173,963	$962,765	$(106,613)	$1,030,116

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

Client Concentration

We generate the majority of our operating revenues from clients with operations in the U.S. residential real estate, mortgage origination and mortgage servicing markets. Approximately 32% and 37% of our operating revenues for the three months ended September 30, 2018 and 2017, respectively, and 32% and 39% for the nine months ended September 30, 2018 and 2017, respectively, were generated from our top ten clients, who consist of the largest U.S. mortgage originators and servicers. None of our clients accounted for greater than 10% of our operating revenues for the three months ended September 30, 2018, and one of our clients accounted for approximately 11% of our operating revenues for the three months ended September 30, 2017. None of our clients accounted for greater than 10% of our operating revenues for the nine months ended September 30, 2018, and two of our clients accounted for approximately 12% and 10% of our operating revenues for the nine months ended September 30, 2017.

Cash, Cash Equivalents and Restricted Cash

We deem the carrying value of cash, cash equivalents and restricted cash to be a reasonable estimate of fair value due to the nature of these instruments. The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows:

(in thousands)	September 30, 2018	September 30, 2017
Cash and cash equivalents	$97,884	$149,411
Restricted cash included in other assets	10,355	13,532
Restricted cash included in prepaid expenses and other current assets	1,070	—
Total cash, cash equivalents and restricted cash	$109,309	$162,943

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

See further discussion in Note 6 - Operating Revenues.

Comprehensive Income

Comprehensive income includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders. Specifically, foreign currency translation adjustments, amounts related to supplemental benefit plans, unrealized gains and losses on interest rate swap transactions and unrealized gains and losses on investment are recorded in other comprehensive (loss)/income. The following table shows the components of accumulated other comprehensive loss, net of taxes as of September 30, 2018 and December 31, 2017:

(in thousands)	2018	2017
Cumulative foreign currency translation	$(119,369)	$(95,630)
Cumulative supplemental benefit plans	(7,008)	(5,461)
Net unrecognized gains on interest rate swaps	19,764	7,400
Accumulated other comprehensive loss	$(106,613)	$(93,691)

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

We recorded equity in losses of affiliates, net of tax of $0.2 million for both the three months ended September 30, 2018 and 2017, and equity in earnings of affiliates, net of tax of $2.9 million and equity in losses of affiliates, net of tax of $1.2 million for the nine months ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2018 and 2017, we recorded $0.3 million and $2.8 million, respectively, of operating revenues and $1.0 million and $3.2 million, respectively, of operating expenses related to our investment in affiliates. For the nine months ended September 30, 2018 and 2017, we recorded $0.9 million and $6.9 million, respectively, of operating revenues and $6.3 million and $8.9 million, respectively, of operating expenses related to our investment in affiliates.

In June 2017, we acquired a 45.0% interest in Mercury Network, LLC ("Mercury") for $70.0 million, which included a call option to purchase the remaining 55.0% interest within the next nine-month period. We initially fair-valued the call option using the Black-Scholes model at $4.6 million. In August 2017, we purchased the remaining 55.0% ownership of Mercury for an additional $83.0 million and wrote-off our related call option, which resulted in a net loss of $1.9 million within gain/(loss) on investments and other, net, in the accompanying consolidated statement of operations for the three months ended September 30, 2017. Prior to our acquisition of the controlling interest in August 2017, we accounted for the investment in Mercury using the equity method. See Note 12 - Acquisitions for further discussion.

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

In connection with previous divestitures, we retain the prospect of contingent liabilities for indemnification obligations or breaches of representations or warranties. With respect to one such divestiture, in September 2016, a jury returned an unfavorable verdict against a discontinued operating unit that, if upheld on appeal, could result in indemnification exposure up to $25.0 million, including interest. We do not consider this outcome to be probable and are pursuing an appeal of the verdict to eliminate or substantially reduce any potential post-divestiture contingency. Any actual liability that comes to fruition would be reflected in our results from discontinued operations.

For the nine months ended September 30, 2017, we recorded a gain of $4.5 million related to a pre-tax legal settlement in AMPS within our discontinued operations. There was no such legal settlement for the nine months ended September 30, 2018. As of September 30, 2018 and December 31, 2017, we recorded assets of discontinued operations of $0.4 million for both periods within prepaid expenses and other current assets within our condensed consolidated balance sheets. Additionally, as of September 30, 2018 and December 31, 2017, we recorded liabilities of $1.8 million for both periods within accounts payable and other accrued expenses.

Tax Escrow Disbursement Arrangements

We administer tax escrow disbursements as a service to our clients in connection with our property tax processing solutions. These deposits are maintained in segregated accounts for the benefit of our clients. Tax escrow deposits totaled $909.5 million as of September 30, 2018, and $961.5 million as of December 31, 2017. Because these deposits are held on behalf of our clients, they are not our funds and, therefore, are not included in the accompanying condensed consolidated balance sheets.

These deposits generally remain in the accounts for a period of two to five business days. We generally derive operating income and expenses from these deposits and bear the risk of loss. To mitigate the risk of loss, we diversify the placement of funds across institutions with high credit ratings.

Under our contracts with our clients, if we make a payment in error or fail to pay a taxing authority when a payment is due, we could be held liable to our clients for all or part of the financial loss they suffer as a result of our act or omission. We maintained total claim reserves relating to incorrect disposition of assets of $21.5 million and $21.7 million as of September 30, 2018, and December 31, 2017, respectively, of which $9.3 million and $9.4 million, respectively, are short-term and are reflected within accounts payable and other accrued expenses within our accompanying condensed consolidated balance sheets. The remaining reserves are reflected within other liabilities.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued guidance that amends fair value disclosure requirements. The guidance removes disclosure requirements on the transfers between Level 1 and Level 2 of the fair value hierarchy in addition to the disclosure requirements on the policy for timing of transfers between levels and the valuation process for Level 3 fair value measurements. The guidance clarifies the measurement uncertainty disclosure and adds disclosure requirements for Level 3 unrealized gains and losses and significant unobservable inputs used to develop Level 3 fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019. Entities are permitted to early adopt any removed or modified disclosures upon issuance and delay adoption of the additional disclosures until the effective date. We have elected to early adopt the removed disclosures and do not anticipate adoption of the modified or added disclosures to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued guidance which modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The guidance removes certain disclosures, while modifying and adding others, and is effective for fiscal years ending after December 15, 2020 on a retrospective basis. Early adoption is permitted, however we have not elected early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued new guidance on accounting for implementation, set-up and other upfront costs incurred in a cloud computing arrangement that is hosted by a vendor under a service contract. This new guidance aligns the requirements for capitalization with those for capitalizing implementation costs incurred for internal-use software with additional quantitative and qualitative disclosures required. The guidance is effective for fiscal years beginning after December 15, 2018. As permitted, we have elected early adoption as of period-end on a prospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In March 2018, the FASB issued guidance pertaining to the accounting for the Tax Cuts and Jobs Act ("TCJA"), allowing companies a year to finalize and record any provisional or inestimable impacts for the TCJA. This guidance was effective upon issuance during the first quarter. The adoption of this guidance did not have a material effect on our financial statements. See Note 9 - Income Taxes for discussion of the impacts of the TCJA on our Company.

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

In August 2017, the FASB issued guidance to amend and improve the accounting for hedging activities. The amendment eliminates the requirement to separately measure and report hedge ineffectiveness. An initial quantitative assessment to establish that the hedge is highly effective is still required but the amendment allows until the end of the first quarter it is designated to perform the assessment. After initial qualification, a qualitative assessment can be performed if the hedge is highly effective and the documentation at inception can reasonably support an expectation of high effectiveness throughout the hedge’s term. The amendment requires companies to present all hedged accounting elements that affect earnings in the same income statement line as the hedged item. For highly effective cash flow hedges, fair value changes will be recorded in other comprehensive income and reclassified to earnings when the hedged item impacts earnings. The guidance is effective prospectively in fiscal years beginning after December 15, 2018. Early adoption is permitted, however we have not elected early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued guidance on lease accounting which requires leases with durations greater than 12-months to be recognized on the balance sheet as lease assets and lease liabilities beginning after December 15, 2018. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. Early adoption is permitted, however we will elect to adopt on the required date of January 1, 2019 via the new transition method election issued by the FASB in July 2018 where comparative periods presented in the period of adoption do not need to be restated. We are continuing to evaluate the impact of adopting this standard on our consolidated financial statements, controls and processes, and are in the process of implementing a new lease administration software solution. We anticipate that our notes to the consolidated financial statements related to leases will be expanded and the most substantial change to our consolidated financial statements will be a gross-up of our total assets and liabilities of less than 5%, based on our preliminary analysis. Further, the guidance is not expected to materially impact our results of operations in the upcoming fiscal years and interim periods. We will continue to monitor the overall impact of adoption and update our disclosures as appropriate.

In January 2016, the FASB issued guidance on accounting for equity investments and financial liabilities. The standard does not apply to equity method investments or investments in consolidated subsidiaries. The update provides that equity investments with readily determinable values be measured at fair value and changes in the fair value flow through net income. These changes historically have been included in other comprehensive income. Equity investments without readily determinable fair values have the option to be measured at fair value or at cost adjusted for changes in observable prices minus impairment. Changes in fair value from the application of either method are also recognized in net income. The standard requires a qualitative assessment of impairment indicators at each reporting period. For financial liabilities, entities that elect the fair value option must recognize the change in fair value attributable to instrument-specific credit risk in other comprehensive loss rather than net income. Lastly, regarding deferred tax assets, the need for a valuation allowance on a deferred tax asset will need to be assessed in relation to available-for-sale debt securities. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We have adopted this guidance in the current year, which has not had a material impact on our financial statements.

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

The cumulative effect of the changes made to our condensed consolidated balance sheet as of January 1, 2018 for the adoption of the new accounting standard is as follows:

(in thousands)	December 31, 2017	Adoption Adjustments	January 1, 2018
Assets
Accounts receivable, net	$256,595	$(941)	$255,654
Prepaid expenses and other current assets	47,220	(965)	46,255
Other assets	104,516	2,546	107,428

Liabilities
Contract liabilities, current	$303,948	$6,767	$310,715
Contract liabilities, net of current	504,900	24,801	529,701
Deferred income tax liability	102,571	(7,736)	94,835

Equity
Retained earnings	$877,111	$(23,183)	$853,928
Accumulated other comprehensive loss	(93,691)	(9)	(93,700)

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

The impact of the adoption of the new accounting standard on our condensed consolidated balance sheet is as follows:

	September 30, 2018
(in thousands)	As Reported	Balances Without Adoption Adjustments	Effect of Change Higher/(Lower)
Assets
Accounts receivable, net	$254,263	$255,364	$(1,101)
Prepaid expenses and other current assets	53,515	53,153	362
Income tax receivable	8,984	7,985	999
Other assets	119,380	117,013	2,367

Liabilities
Accounts payable and other accrued expenses	$157,580	$157,908	$(328)
Contract liabilities, current	308,659	299,617	9,042
Contract liabilities, net of current	520,544	523,175	(2,631)
Deferred income tax liability	109,356	110,101	(745)

Equity
Accumulated other comprehensive loss	$(106,613)	$(106,642)	$29
Retained earnings	962,765	965,505	(2,740)

The impact of the adoption of the new accounting standard on our condensed consolidated statement of operations is as follows:

	For the Three Months Ended September 30, 2018
(in thousands)	As Reported	Balances Without Adoption Adjustments	Effect of Change Higher/(Lower)
Operating revenue	$451,768	$451,239	$529
Cost of services	230,419	230,361	58
Selling, general and administrative expenses	113,075	113,814	(739)
Operating income	59,780	58,570	1,210
Provision for income taxes	20,836	20,534	302
Net income	22,451	21,543	908

	For the Nine Months Ended September 30, 2018
(in thousands)	As Reported	Balances Without Adoption Adjustments	Effect of Change Higher/(Lower)
Operating revenue	$1,385,069	$1,359,966	$25,103
Cost of services	709,154	709,550	(396)
Selling, general and administrative expenses	340,049	340,985	(936)
Operating income	193,836	167,401	26,435
Provision for income taxes	37,432	31,440	5,992
Net income	109,254	88,811	20,443

During the second quarter of 2018, we amended contractual terms, which eliminated certain performance obligations that would have otherwise been fulfilled over time. For the nine months ended September 30, 2018, the difference between the reported revenues and the pro forma revenues without adoption adjustments from the new revenue guidance is primarily due to the removal of the aforementioned performance obligations. We do not expect the new accounting standard to have a material impact to net income prospectively, based on the terms and conditions of contracts in effect at this time. See Note 6 - Operating Revenues for additional information.

Note 2 - Property and Equipment, Net

Property and equipment, net as of September 30, 2018 and December 31, 2017 consists of the following:

(in thousands)	2018	2017
Land	$7,476	$7,476
Buildings	6,487	6,487
Furniture and equipment	65,560	63,255
Capitalized software	926,312	878,156
Leasehold improvements	42,036	39,990
Construction in progress	4,191	1,349
	1,052,062	996,713
Less accumulated depreciation	(598,631)	(549,054)
Property and equipment, net	$453,431	$447,659

Depreciation expense for property and equipment was approximately $22.6 million and $21.4 million for the three months ended September 30, 2018 and 2017, respectively, and $66.8 million and $62.1 million for the nine months ended September 30, 2018 and 2017, respectively.

Note 3 – Goodwill, Net

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by operating segment and reporting unit, for the nine months ended September 30, 2018, is as follows:

(in thousands)	PIRM	UWS	Consolidated
Balance as of January 1, 2018
Goodwill	$1,029,223	$1,228,901	$2,258,124
Accumulated impairment losses	(600)	(6,925)	(7,525)
Goodwill, net	1,028,623	1,221,976	2,250,599
Acquisitions	14,257	63,112	77,369
Disposal	(1,803)	—	(1,803)
Translation adjustments	(13,868)	—	(13,868)
Balance as of September 30, 2018
Goodwill, net	$1,027,209	$1,285,088	$2,312,297

For the nine months ended September 30, 2018, we recorded goodwill of $14.1 million within our Property Intelligence & Risk Management ("PIRM") reporting unit related to the acquisition of eTech Solutions Limited ("eTech") and $0.2 million in measurement period adjustments attributable to prior year acquisitions. In addition, we recorded a loss of $1.8 million associated with a non-core business-line disposal within PIRM that was not significant. Further, we recorded goodwill of $63.6 million within our Underwriting & Workflow Solutions ("UWS") reporting unit related to the acquisition of a la mode technologies, LLC ("a la mode"), partially offset by a $0.5 million measurement period adjustment attributable to a prior year acquisition. See Note 12 - Acquisitions for further discussion.

Note 4 – Other Intangible Assets, Net

Other intangible assets, net consist of the following:

	September 30, 2018			December 31, 2017
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Client lists	$720,525	$(336,422)	$384,103	$690,693	$(303,632)	$387,061
Non-compete agreements	33,833	(18,913)	14,920	28,118	(15,528)	12,590
Trade names and licenses	133,231	(57,217)	76,014	125,090	(49,128)	75,962
	$887,589	$(412,552)	$475,037	$843,901	$(368,288)	$475,613

Amortization expense for other intangible assets, net was $16.3 million and $14.9 million for the three months ended September 30, 2018 and 2017, respectively, and $47.8 million and $42.9 million for the nine months ended September 30, 2018 and 2017, respectively.

Estimated amortization expense for other intangible assets, net is as follows:

(in thousands)
Remainder of 2018	$15,963
2019	62,431
2020	60,263
2021	57,557
2022	55,518
Thereafter	223,305
$475,037

Note 5 – Long-Term Debt

Our long-term debt consists of the following:

	September 30, 2018			December 31, 2017
(in thousands)	Gross	Debt Issuance Costs	Net	Gross	Debt Issuance Costs	Net
Bank debt:
Term loan facility borrowings due August 2022, weighted-average interest rate of 3.84% and 3.28% as of September 30, 2018 and December 31, 2017, respectively	$1,642,500	$(14,008)	$1,628,492	$1,755,000	$(17,017)	$1,737,983
Revolving line of credit borrowings due August 2022, weighted-average interest rate of 3.84% as of September 30, 2018	120,000	(5,580)	114,420	—	(6,672)	(6,672)
Notes:
7.55% senior debentures due April 2028	14,645	(45)	14,600	14,645	(48)	14,597
Other debt:
Various debt instruments with maturities through 2023	7,411	—	7,411	7,662	—	7,662
Total long-term debt	1,784,556	(19,633)	1,764,923	1,777,307	(23,737)	1,753,570
Less current portion of long-term debt	27,068	—	27,068	70,046	—	70,046
Long-term debt, net of current portion	$1,757,488	$(19,633)	$1,737,855	$1,707,261	$(23,737)	$1,683,524

As of September 30, 2018 and December 31, 2017, we have recorded $1.5 million and $1.0 million of accrued interest expense, respectively, on our debt-related instruments within accounts payable and other accrued expenses.

Credit Agreement

In August 2017, we amended and restated our credit agreement (“Credit Agreement”) with Bank of America, N.A. as the administrative agent, and other financial institutions. The Credit Agreement provides for a $1.8 billion five-year term loan A facility (“Term Facility”), and a $700.0 million five-year revolving credit facility ("Revolving Facility"). The Term Facility matures and the Revolving Facility expires in August 2022. The Revolving facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and/or Revolving Facility by up to $100.0 million in the aggregate; however the lenders are not obligated to do so. As of September 30, 2018, we had a remaining borrowing capacity of $580.0 million under the Revolving Facility and we were in compliance with all of our covenants under the Credit Agreement.

Debt Issuance Costs

In connection with the amendment and restatement of the Credit Agreement, in August 2017, we incurred approximately $14.3 million of debt issuance costs of which $14.0 million were initially capitalized within long-term debt, net of current in the accompanying condensed consolidated balance sheets. In addition, when we amended and restated the Credit Agreement, we recognized a $1.8 million loss within gain/(loss) on investments and other, net in the accompanying consolidated statement of operations; resulting in a remaining $12.0 million of previously unamortized costs. We will amortize all of these costs over the term of the Credit Agreement. For both the three months ended September 30, 2018 and 2017, $1.4 million were expensed in the accompanying condensed consolidated statement of operations related to debt issuance costs. For the nine months ended September 30, 2018 and 2017, $4.1 million and $4.3 million, respectively, were expensed in the accompanying condensed consolidated statement of operations related to debt issuance costs.

7.55% Senior Debentures

In April 1998, we issued $100.0 million in aggregate principal amount of 7.55% senior debentures due 2028. The indentures governing these debentures, as amended, contain limited restrictions on us.

Interest Rate Swaps

We have entered into amortizing interest rate swaps ("Swaps") in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. Under the Swaps, we agree to exchange floating rate for fixed rate interest payments periodically over the life of the agreement. The floating rates in our Swaps are based on the one-month London interbank offering rate. The notional balances, terms and maturities of our Swaps are designed to have at least 50% of our debt as fixed rate.

In the current year we entered into additional Swaps and, as of September 30, 2018, the Swaps have a combined remaining notional balance of $1.3 billion, a weighted average fixed interest rate of 1.80% (rates range from 1.03% to 2.98%), and scheduled terminations through December 2025. As previously indicated, notional balances under our Swaps are scheduled to increase and decrease over their contract lengths based on our expectations of variable debt levels. Currently, we have scheduled notional amounts of between $1.3 billion and $1.5 billion through December 2020, then $1.0 billion and $1.2 billion through August 2022, and $400.0 million thereafter until December 2025.

We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges is recorded in prepaid expenses and other current, assets and other assets and other liabilities in the accompanying condensed consolidated balance sheets. As of September 30, 2018 the estimated fair value of these cash flow hedges resulted in an asset of $26.9 million, of which $1.1 million is classified within prepaid expenses and other current assets, as well as a liability of $0.5 million. As of December 31, 2017, we recorded an asset of $12.0 million within other assets.

Unrealized gains of $2.5 million (net of $0.8 million in deferred taxes) and unrealized gains of less than $0.1 million (net of less than $0.1 million in deferred taxes) for the three months ended September 30, 2018 and 2017, respectively, and unrealized gains of $10.8 million (net of $3.6 million in deferred taxes) and unrealized gains of $1.6 million (net of $1.0 million in deferred taxes) for the nine months ended September 30, 2018 and 2017, respectively, were recognized in other comprehensive (loss)/income related to the Swaps.

Note 6 – Operating Revenues

Operating revenues by solution type consists of the following:

(in thousands)	For the Three Months Ended September 30, 2018
	PIRM	UWS	Corporate and Eliminations	Consolidated
Property insights	$125,319	$—	$—	$125,319
Insurance & spatial solutions	41,666	—	—	41,666
Flood data services	—	18,213	—	18,213
Valuations solutions	—	73,468	—	73,468
Credit solutions	—	75,283	—	75,283
Property tax solutions	—	94,637	—	94,637
Other	13,622	12,024	(2,464)	23,182
Total operating revenue	$180,607	$273,625	$(2,464)	$451,768

(in thousands)	For the Nine Months Ended September 30, 2018
	PIRM	UWS	Corporate and Eliminations	Consolidated
Property insights	$376,284	$—	$—	$376,284
Insurance & spatial solutions	119,691	—	—	119,691
Flood data services	—	54,098	—	54,098
Valuations solutions	—	226,368	—	226,368
Credit solutions	—	235,651	—	235,651
Property tax solutions	—	301,998	—	301,998
Other	41,054	37,155	(7,230)	70,979
Total operating revenue	$537,029	$855,270	$(7,230)	$1,385,069

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

Insurance & Spatial Solutions

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

Contract Costs

Incremental costs to obtain or fulfill client contracts are recognized as an asset. As of September 30, 2018, we had $10.5 million of current deferred costs which are presented in prepaid expenses and other current assets and $21.0 million of long-term deferred costs which are presented in other assets in our condensed consolidated balance sheet. These deferred costs primarily include certain set-up and acquisition costs related to property tax solutions and amortize ratably over an expected ten year life and adjusted for early loan cancellations. For the three and nine months ended September 30, 2018 we recorded $3.8 million and $10.7 million, respectively, of amortization associated with these deferred costs.

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

As of January 1, 2018, we had $840.4 million in contract liabilities compared to $829.2 million as of September 30, 2018. The overall change of $11.2 million in contract liability balances are primarily due to $407.9 million of new deferred billings in the current year, offset by $428.4 million of operating revenue recognized, of which $269.7 million related to contracts previously deferred.

Remaining Performance Obligations

The majority of our arrangements are between one and three years with a significant portion being one year or less. For the remaining population of non-cancellable and fixed arrangements greater than one year, as of September 30, 2018, we had $942.4 million of remaining performance obligations. We expect to recognize approximately 10% percent of our remaining revenue backlog in 2018, 30% in 2019, 21% in 2020 and 39% thereafter. See further discussion on performance obligations in Note 1 - Basis for Condensed Consolidated Financial Statements.

Note 7 – Share-Based Compensation

We currently issue equity awards under the CoreLogic, Inc. 2018 Performance Incentive Plan (the "Plan"), which was approved by our stockholders at our Annual Meeting held in May 2018. The Plan includes the ability to grant share-based instruments such as restricted stock units ("RSUs"), performance-based restricted stock units ("PBRSUs") and stock options. Prior to the approval of the Plan, we issued share-based awards under the CoreLogic, Inc. 2011 Performance Incentive Plan, as amended, which was preceded by the CoreLogic, Inc. 2006 Incentive Plan. The Plan provides for up to 15,139,084 shares of the Company's common stock to be available for award grants.

We have primarily utilized RSUs and PBRSUs as our share-based compensation instruments for employees and directors. The fair value of any share-based compensation instrument grant is based on the market value of our shares on the date of grant and is recognized as compensation expense over its vesting period.

Restricted Stock Units

For the nine months ended September 30, 2018 and 2017, we awarded 537,022 and 671,568 RSUs, respectively, with an estimated grant-date fair value of $25.1 million and $26.9 million, respectively. The RSU awards will vest ratably over three years. RSU activity for the nine months ended September 30, 2018 is as follows:

	Number of	Weighted-Average Grant-Date
(in thousands, except weighted-average fair value prices)	Shares	Fair Value
Unvested RSUs outstanding at December 31, 2017	1,309	$37.54
RSUs granted	537	$46.78
RSUs vested	(672)	$37.06
RSUs forfeited	(52)	$41.45
Unvested RSUs outstanding at September 30, 2018	1,122	$42.07

As of September 30, 2018, there was $30.5 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 1.9 years. The fair value of RSUs is based on the market value of our common stock on the date of grant.

Performance-Based Restricted Stock Units

For the nine months ended September 30, 2018 and 2017, we awarded 408,097 and 288,331 PBRSUs, respectively, with an estimated grant-date fair value of $19.2 million and $11.5 million, respectively. These awards are generally subject to service-based, performance-based and market-based vesting conditions. The service and performance period for the 2018 grants is from January 2018 to December 2020 and the performance metrics are generally adjusted earnings per share. The 2018 grants included 232,225 PBRSUs that did not include a market-based condition but had operating revenue or adjusted EBITDA margin as the performance metric through the service period ending December 2020.

The performance and service period for the PBRSUs awarded during the nine months ended September 30, 2017 is from January 2017 to December 2019 and the performance metrics are adjusted earnings per share and market-based conditions.

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

PBRSU activity for the nine months ended September 30, 2018 is as follows:

	Number of	Weighted-Average Grant-Date
(in thousands, except weighted-average fair value prices)	Shares	Fair Value
Unvested PBRSUs outstanding at December 31, 2017	659	$37.22
PBRSUs granted	408	$47.15
PBRSUs vested	(239)	$39.91
PBRSUs forfeited	(43)	$39.10
Unvested PBRSUs outstanding at September 30, 2018	785	$42.10

As of September 30, 2018, there was $22.7 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 2.1 years. The fair value of PBRSUs is based on the market value of our common stock on the date of grant.

Stock Options

Prior to 2015, we issued stock options as incentive compensation for certain employees. Option activity for the nine months ended September 30, 2018 is as follows:

(in thousands, except weighted-average price)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	1,186	$20.67
Options exercised	(615)	$21.13
Options vested, exercisable, and outstanding at September 30, 2018	571	$20.18	3.4	$16,706

As of September 30, 2018, there was no unrecognized compensation cost related to unvested stock options.

The intrinsic value of options exercised was $14.3 million and $3.3 million for the nine months ended September 30, 2018 and 2017, respectively. This intrinsic value represents the difference between the fair market value of our common stock on the date of exercise and the exercise price of each option.

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

The following table sets forth the share-based compensation expense recognized for the three and nine months ended September 30, 2018 and 2017.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
RSUs	$5,752	$6,924	$20,385	$23,303
PBRSUs	3,621	1,400	7,780	4,877
Stock options	—	—	—	144
Employee stock purchase plan	402	294	1,409	1,234
	$9,775	$8,618	$29,574	$29,558

The table above includes $1.0 million and $1.7 million of share-based compensation expense within cost of services in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2018 and 2017, respectively, and $4.4 million and $4.7 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Fair Credit Reporting Act Class Actions

In February 2012, CoreLogic National Background Data, LLC (n/k/a CoreLogic Background Data, LLC ("CBD")) was named as a defendant in a putative class action styled Tyrone Henderson, et. al., v. CoreLogic National Background Data, in the U.S. District Court for the Eastern District of Virginia. Plaintiffs allege violation of the Fair Credit Reporting Act, and pled a putative class claim relating to CBD’s return of criminal record data in response to search queries initiated by its consumer reporting agency customers, which then prepare and transmit employment background screening reports to their employer customers. The parties agreed to settle the case on a class-wide basis and the settlement was approved in March 2018.

In June 2015, a companion case, Witt v. CoreLogic National Background Data, et. al. was filed in the U.S. District Court for the Eastern District of Virginia by the same attorneys as in Henderson, alleging the same claim against CBD. Witt also names as a defendant CoreLogic SafeRent, LLC (n/k/a CoreLogic Rental Property Solutions, LLC (“RPS”)) on the theory that RPS provided criminal record reports to CBD at the same time that CBD delivered reports to CBD’s consumer reporting agency customers. The parties agreed to settle the case on a class-wide basis and the settlement was approved in March 2018.

In July 2017, RPS was named as a defendant in a putative class action lawsuit styled Claudinne Feliciano, et. al., v. CoreLogic SafeRent, LLC, in the U.S. District Court for the Southern District of New York. The named plaintiff alleges that RPS prepared a background screening report about her that contained a record of a New York Housing Court action without noting that the action had previously been dismissed. On this basis, she seeks damages under the Fair Credit Reporting Act and the New York Fair Credit Reporting Act on behalf of herself and a class of similarly situated consumers with respect to reports issued during the period of July 2015 to the present. RPS has denied the claims and intends to defend the case vigorously.

Separation

Following the Separation, we are responsible for a portion of First American Financial Corporation's ("FAFC") contingent and other corporate liabilities. In the Separation and Distribution Agreement we entered into in connection with the Separation (the "Separation and Distribution Agreement"), we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary. As of September 30, 2018, no reserves were considered necessary.

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

As of September 30, 2018, we have not completed our accounting for the tax effects of the TCJA. When our analysis is finalized, any resulting adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. We currently anticipate finalizing and recording any such adjustments and related elections by the end of 2018. For the quarter ended September 30, 2018, we have recorded a provisional estimate of the one-time transition tax under the TCJA.

The effective income tax rate for income taxes as a percentage of income from continuing operations before equity in (losses)/earnings of affiliates and income taxes was 47.9% and 27.6% for the three months ended September 30, 2018 and 2017, respectively, and 26.0% and 30.0% for the nine months ended September 30, 2018 and 2017, respectively.

For the three months ended September 30, 2018, when compared to 2017, the increase in the effective income tax rate was primarily due to the recording of a $12.5 million provisional estimate of the one-time transition tax and a prior year favorable domestic out-of-period adjustment recorded in the third quarter of 2017, partially offset by the reduction in the Federal statutory tax rate from the enactment of the TCJA.

For the nine months ended September 30, 2018, when compared to 2017, the decrease in the effective income tax rate was primarily due to lower Federal statutory tax rate from the enactment of the TCJA, partially offset by the recording of a $12.5 million provisional estimate of the one-time transition tax.

We are currently under examination for the years 2010 through 2012, by the U.S., our primary taxing jurisdiction, and various other state taxing authorities. It is reasonably possible the amount of the unrecognized benefits with respect to certain unrecognized tax positions that are not subject to the FAFC indemnification could significantly increase or decrease within the next twelve months and would have an impact on net income. Currently, the Company expects expiration of statutes of limitations, excluding indemnified amounts, on reserves of $4.7 million within the next twelve months.

Note 10 – Earnings Per Share

The following is a reconciliation of net income per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
(in thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income from continuing operations	$22,535	$30,828	$109,429	$84,722
(Loss)/income from discontinued operations, net of tax	(84)	(74)	(175)	2,421
Gain from sale of discontinued operations, net of tax	—	—	—	310
Net income	$22,451	$30,754	$109,254	$87,453
Denominator:
Weighted-average shares for basic income per share	80,680	83,362	81,073	84,114
Dilutive effect of stock options and restricted stock units	1,337	1,728	1,455	1,726
Weighted-average shares for diluted income per share	82,017	85,090	82,528	85,840
Income per share
Basic:
Net income from continuing operations	$0.28	$0.37	$1.35	$1.01
(Loss)/income from discontinued operations, net of tax	—	—	—	0.03
Gain from sale of discontinued operations, net of tax	—	—	—	—
Net income	$0.28	$0.37	$1.35	$1.04
Diluted:
Net income from continuing operations	$0.27	$0.36	$1.33	$0.99
(Loss)/income from discontinued operations, net of tax	—	—	—	0.03
Gain from sale of discontinued operations, net of tax	—	—	—	—
Net income	$0.27	$0.36	$1.33	$1.02

The dilutive effect of share-based compensation awards has been calculated using the treasury-stock method. For the three months ended September 30, 2018 and 2017, an aggregate of less than 0.1 million RSUs were excluded from the weighted-average diluted common shares outstanding for both periods due to their anti-dilutive effect. For the nine months ended September 30, 2018 and 2017, an aggregate of less than 0.1 million RSUs and PBRSUs were excluded from the weighted-average diluted common shares outstanding for both periods due to their anti-dilutive effect.

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

Swaps

The fair values of the interest rate swap agreements were estimated based on market-value quotes received from the counterparties to the agreements.

The fair values of our financial instruments as of September 30, 2018 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$97,884	$—	$—	$97,884
Restricted cash	2,271	9,154	—	11,425
Total	$100,155	$9,154	$—	$109,309

Financial Liabilities:
Contingent consideration	$—	$—	$5,520	$5,520
Total debt	—	1,786,397	—	1,786,397
Total	$—	$1,786,397	$5,520	$1,791,917

Derivatives:
Asset for Swaps	$—	$26,856	$—	$26,856
Liability for Swaps	—	522	—	522

The fair values of our financial instruments as of December 31, 2017 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$118,804	$—	$—	$118,804
Restricted cash	—	11,065	—	11,065
Total	$118,804	$11,065	$—	$129,869

Financial Liabilities:
Contingent consideration	$—	$—	$6,500	$6,500
Total debt	—	1,780,547	—	1,780,547
Total	$—	$1,780,547	$6,500	$1,787,047

Derivatives:
Asset for Swaps	$—	$11,985	$—	$11,985

In connection with our 2017 acquisitions, we entered into contingent consideration agreements, which we originally fair valued as $6.2 million using the Monte-Carlo simulation model. See Note 12 - Acquisitions for further discussion. The contingent payments are fair-valued quarterly and changes are recorded within gain/(loss) on investments and other, net in our condensed consolidated statement of operations. For the three and nine months ended September 30, 2018, we increased the fair value of our contingent considerations by $0.1 million and decreased by $1.0 million, respectively, and recorded the respective loss and gain in our condensed consolidated statement of operations.

Note 12 – Acquisitions

In April 2018, we completed the acquisition of a la mode for $120.0 million, exclusive of working capital adjustments. a la mode is a provider of subscription-based software solutions that facilitate the aggregation of data, imagery and photographs in a government-sponsored enterprise compliant format for the completion of U.S. residential appraisals. This acquisition contributes to our continual development and scaling of our end-to-end valuation solutions workflow suite, which includes data and market insights, analytics as well as data-enabled services and platforms. a la mode is included as a component of our UWS reporting segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We have preliminarily recorded contract liabilities of $7.5 million, proprietary technology of $15.8 million with an estimated useful life of 7 years, customer lists of $32.5 million with an estimated average useful life of 13 years, tradenames of $9.0 million with an estimated useful life of 8 years, non-compete agreements of $5.7 million with an estimated useful life of 5 years, and goodwill of $63.6 million, of which $61.4 million is deductible for tax purposes. The business combination did not have a material impact on our condensed consolidated statements of operations.

In February 2018, we completed the acquisition of eTech for cash of approximately £15.0 million, or approximately $21.0 million, exclusive of working capital adjustments. eTech is a leading provider of innovative mobile surveying and workflow management software that enhances productivity and mitigates risk for participants in the U.K. valuation market. This acquisition expands our U.K. presence and strengthens our technology platform offerings. eTech is included as a component of our PIRM reporting segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We have preliminarily recorded a deferred tax liability of $1.6 million, proprietary technology of $7.0 million with an estimated useful life of 5 years, customer lists of $1.7 million with an estimated average useful life of 9 years, and goodwill of $14.1 million. The business combination did not have a material impact on our condensed consolidated statements of operations.

In August 2017, we completed the acquisition of Myriad Development, Inc. ("Myriad") for $22.0 million, exclusive of working capital adjustments, and up to $3.0 million to be paid in cash by 2019, contingent upon the achievement of certain revenue targets in fiscal years 2017 and 2018. We fair valued the contingent payment using the Monte-Carlo simulation model and preliminarily recorded $1.8 million as contingent consideration. The contingent payment is fair valued quarterly, and changes are recorded within gain/(loss) on investments and other, net in the condensed consolidated statement of operations. See Note 11 - Fair Value of Financial Instruments for further discussion. This acquisition builds on our software-as-a-service capabilities by offering a workflow tool used by the insurance industry for policy underwriting. Myriad is included as a component of our PIRM reporting segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We have recorded a deferred tax liability of $3.1 million, customer lists of $1.7 million with an estimated average life of 12 years, tradenames of $1.6 million with an estimated average life of 7 years, proprietary technology of $5.8 million with an estimated useful life of 8 years and goodwill of $17.2 million. The business combination did not have a material impact on our condensed consolidated statements of operations.

In August 2017, we completed the acquisition of Clareity Ventures, Inc. ("Clareity") for $15.0 million, exclusive of working capital adjustments. This acquisition leverages our market leading position in real estate and provides authentication-related services to real estate brokers and agents. Clareity is included as a component of our PIRM reporting segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We have recorded a deferred tax liability of $2.5 million, customer lists of $3.4 million with an estimated average life of 10 years, tradenames of $0.9 million with an estimated average life of 7 years, proprietary technology of $2.0 million with an estimated useful life of 5 years and goodwill of $11.1 million. The business combination did not have a material impact on our condensed consolidated statements of operations.

In June 2017, we acquired a 45.0% interest in Mercury for $70.0 million, which included a call option to purchase the remaining 55.0% interest within the next nine-month period. In August 2017, we purchased the remaining 55.0% ownership of Mercury for an additional $83.0 million, exclusive of working capital adjustments. Mercury is a technology company servicing small and medium-sized mortgage lenders and appraisal management companies to manage their collateral valuation operations. This acquisition is included as a component of our UWS segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We recorded a deferred tax liability of $19.8 million, tradenames of $3.6 million with an estimated life of 8 years, customer lists of $41.3 million with an estimated life of 10 years, proprietary technology of $20.1 million with an estimated life of 8 years, and goodwill of $104.8 million. During the nine months ended September 30, 2018, goodwill was reduced by approximately $0.5 million as a result of certain working capital adjustments. This business combination did not have a material impact on our condensed consolidated statements of operations.

We incurred $0.2 million and $0.9 million of acquisition-related costs within selling, general and administrative expenses on our condensed consolidated statements of operations for the three months ended September 30, 2018 and 2017, respectively, and $1.9 million and $1.8 million for the nine months ended September 30, 2018 and 2017, respectively.

Note 13 – Segment Information

We have organized into two reportable segments: PIRM and UWS.

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

The operating results of our PIRM segment included intercompany revenues of $1.7 million and $1.6 million for the three months ended September 30, 2018 and 2017, respectively, and $4.9 million and $4.6 million for the nine months ended September 30, 2018 and 2017, respectively. The segment also included intercompany expenses of $0.7 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively, and $2.3 million and $2.5 million for the nine months ended September 30, 2018 and 2017, respectively.

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

The operating results of our UWS segment included intercompany revenues of $0.7 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively, and $2.3 million and $2.5 million for the nine months ended September 30, 2018 and 2017, respectively. The segment also included intercompany expenses of $1.7 million and $1.6 million for the three months ended September 30, 2018 and 2017, respectively, and $4.9 million and $4.6 million for the nine months ended September 30, 2018 and 2017, respectively.

We also separately report on our corporate and eliminations. Corporate consists primarily of corporate personnel and other expenses associated with our corporate functions and facilities, investment gains and losses, equity in (losses)/earnings of affiliates, net of tax, and interest expense.

Selected financial information by reportable segment is as follows:

(in thousands)
For the Three Months Ended September 30, 2018	Operating Revenues	Depreciation and Amortization	Operating Income/(Loss)	Equity in (Losses)/Earnings of Affiliates, Net of Tax	Net Income/(Loss) From Continuing Operations	Capital Expenditures
PIRM	$180,607	$26,176	$22,978	$(168)	$24,242	$12,200
UWS	273,625	16,402	61,850	(12)	61,621	3,151
Corporate	—	5,916	(25,048)	19	(63,328)	10,715
Eliminations	(2,464)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$451,768	$48,494	$59,780	$(161)	$22,535	$26,066

For the Three Months Ended September 30, 2017
PIRM	$180,796	$25,489	$13,150	$—	$12,733	$12,986
UWS	304,977	14,615	74,180	(274)	71,512	1,804
Corporate	—	5,222	(25,034)	45	(53,417)	2,049
Eliminations	(2,642)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$483,131	$45,326	$62,296	$(229)	$30,828	$16,839

For the Nine Months Ended September 30, 2018
PIRM	$537,029	$77,423	$72,730	$3,843	$77,208	$39,323
UWS	855,270	47,849	195,800	(4)	195,243	7,850
Corporate	—	16,758	(74,694)	(930)	(163,022)	18,860
Eliminations	(7,230)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$1,385,069	$142,030	$193,836	$2,909	$109,429	$66,033

For the Nine Months Ended September 30, 2017
PIRM	$522,863	$74,481	$60,821	$(459)	$58,964	$40,586
UWS	881,199	42,023	178,029	(1,241)	168,177	5,640
Corporate	—	15,164	(65,595)	468	(142,419)	8,052
Eliminations	(7,102)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$1,396,960	$131,668	$173,255	$(1,232)	$84,722	$54,278

(in thousands)	As of	As of
Assets	September 30, 2018	December 31, 2017
PIRM	$1,874,632	$1,911,222
UWS	2,259,869	2,151,092
Corporate	5,762,333	5,628,824
Eliminations	(5,755,619)	(5,614,108)
Consolidated (excluding discontinued operations)	$4,141,215	$4,077,030

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

RESULTS OF OPERATIONS

Overview of Business Environment and Company Developments

Business Environment

The volume of U.S. mortgage loan originations serves as a key market driver for more than half of our business. We believe the volume of real estate and mortgage transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, housing supply, employment levels and the overall state of the U.S. economy. We believe mortgage unit volumes decreased by greater than 15% in the third quarter of 2018 relative to the same period in 2017, primarily due to significantly lower mortgage refinance volumes resulting from rising interest rates and factors which are unfavorably impacting mortgage purchase volumes. Mortgage purchase volumes are being impacted by multiple factors such as tight inventory supply, insufficient supply of new housing stock, and affordability, all of which we expect to continue for the foreseeable future. Overall, we now expect full-year 2018 mortgage unit volumes to be approximately 15% lower relative to 2017 levels due to the factors discussed above.

We generate the majority of our revenues from clients with operations in the U.S. residential real estate, mortgage origination and mortgage servicing markets. Approximately 32% and 37% of our operating revenues for the three months ended September 30, 2018 and 2017, respectively, and 32% and 39% of our operating revenues for the nine months ended September 30, 2018 and 2017, respectively, were generated from our top ten clients, who consist of the largest U.S. mortgage originators and servicers. None of our clients accounted for greater than 10% of our operating revenues for the three months ended September 30, 2018 and one of our clients accounted for approximately 11% of our operating revenues for the three months ended September 30, 2017. None of our clients accounted for greater than 10% of our operating revenues for the nine months ended September 30, 2018, and two of our clients accounted for approximately 12% and 10% of our operating revenues for the nine months ended September 30, 2017. Both of our PIRM and UWS segments reported revenue from these customers.

Acquisitions

In April 2018, we completed the acquisition of a la mode for cash of approximately $120.0 million. We funded the transaction with cash on hand and available capacity on our revolving credit facility. The acquisition is included in the UWS reporting segment. See Note 12 - Acquisitions for further discussion.

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

Consolidated Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Operating Revenues

Our consolidated operating revenues were $451.8 million for the three months ended September 30, 2018, an increase of $31.4 million, or 6.5%, when compared to 2017, and consisted of the following:

(in thousands, except percentages)	2018	2017	$ Change	% Change
PIRM	$180,607	$180,796	$(189)	(0.1)%
UWS	273,625	304,977	(31,352)	(10.3)
Corporate and eliminations	(2,464)	(2,642)	178	(6.7)
Operating revenues	$451,768	$483,131	$(31,363)	(6.5)%

Our PIRM segment operating revenues decreased by $0.2 million, or 0.1%, when compared to 2017. Excluding acquisition activity of $4.6 million, operating revenues decreased $4.8 million due to lower property insights revenues of $3.6 million primarily due to unfavorable foreign exchange translation of $2.8 million and lower mortgage market unit volumes. Insurance & spatial solutions also decreased by $0.9 million due to lower weather event-related revenues and other revenues decreased by $0.3 million.

Our UWS segment revenues decreased by $31.4 million, or 10.3%, when compared to 2017. Excluding acquisition activity of $9.4 million, the decrease of $40.8 million was primarily due to lower valuation solutions operating revenue of $28.0 million, lower property tax solutions of $8.5 million, lower credit solutions of $2.3 million and other revenues of $2.0 million, mainly driven by lower mortgage market unit volumes and the impact of planned vendor diversification from key appraisal management clients.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services

Our consolidated cost of services was $230.4 million for the three months ended September 30, 2018, a decrease of $13.8 million, or 5.6%, when compared to 2017. Excluding acquisition activity of $5.9 million, the decrease of $19.7 million was primarily due to lower operating revenues, which reduced cost of services by $27.9 million, partially offset by product mix in our property insights, credit solutions and valuations solutions.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $113.1 million for the three months ended September 30, 2018, a decrease of $18.2 million, or 13.9%, when compared to 2017. Excluding acquisition activity of $4.9 million, the decrease of $23.1 million was primarily related to lower legal settlement costs of $17.9 million and the result of our ongoing operational efficiency programs, which lowered personnel-related expenses by $8.1 million, partially offset by higher external services costs for research and development related investments in technology and innovation.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $48.5 million for the three months ended September 30, 2018, an increase of $3.2 million, or 7.0%, when compared to 2017, primarily due to acquisitions.

Operating Income

Our consolidated operating income was $59.8 million for the three months ended September 30, 2018, a decrease of $2.5 million, or 4.0%, when compared to 2017, and consisted of the following:

(in thousands, except percentages)	2018	2017	$ Change	% Change
PIRM	$22,978	$13,150	$9,828	74.7%
UWS	61,850	74,180	(12,330)	(16.6)
Corporate and eliminations	(25,048)	(25,034)	(14)	0.1
Operating income	$59,780	$62,296	$(2,516)	(4.0)%

Our PIRM segment operating income increased by $9.8 million, or 74.7%, when compared to 2017. Acquisition activity lowered operating income by $1.0 million in 2018 primarily due to the amortization of acquisition-related intangible assets. Excluding acquisition activity, operating income increased by $10.8 million and margins increased by 648 basis points, primarily due to lower legal settlement costs of $16.4 million, partially offset lower operating revenues and product mix in property insights.

Our UWS segment operating income decreased by $12.3 million, or 16.6%, when compared to 2017. Excluding acquisition activity of $1.3 million, operating income decreased by $13.6 million and margins decreased by 136 basis points, primarily due to lower operating revenues.

Corporate and eliminations remained consistent to prior year.

Total Interest Expense, net

Our consolidated total interest expense, net was $19.1 million for the three months ended September 30, 2018, an increase of $2.8 million, or 17.1%, when compared to 2017. The increase was primarily due to a higher average outstanding balance and higher interest rates.

Gain/(Loss) on Investments and Other, net

Our consolidated gain on investments and other, net was $2.8 million for the three months ended September 30, 2018, a favorable variance of $5.9 million, or 191.6%, when compared to 2017. The favorable variance was primarily due to a prior year loss of $1.8 million related to the Credit Agreement amendment and a net loss of $1.9 million in connection with the purchase of Mercury. We also benefited from a current year gain of $1.7 million from the sale of a non-core business-line in addition to net gains on other investments.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations before equity in (losses)/earnings of affiliates and income taxes was $20.8 million and $11.9 million for the three months ended September 30, 2018 and 2017, respectively. The effective tax rate was 47.9% and 27.6% for the three months ended September 30, 2018 and 2017, respectively. The increase in the effective income tax rate was primarily due to the recording of a $12.5 million provisional estimate of the one-time transition tax and a prior year favorable domestic out-of-period adjustment recorded in the third quarter of 2017, partially offset by the reduction in the Federal statutory tax rate from the enactment of the TCJA.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Operating Revenues

Our consolidated operating revenues were $1.4 billion for the nine months ended September 30, 2018, a decrease of $11.9 million, or 0.9%, when compared to 2017, and consisted of the following:

(in thousands, except percentages)	2018	2017	$ Change	% Change
PIRM	$537,029	$522,863	$14,166	2.7%
UWS	855,270	881,199	(25,929)	(2.9)
Corporate and eliminations	(7,230)	(7,102)	(128)	1.8
Operating revenues	$1,385,069	$1,396,960	$(11,891)	(0.9)%

Our PIRM segment revenues increased by $14.2 million, or 2.7%, when compared to 2017. Excluding acquisition activity of $18.0 million, the decrease of $3.8 million was primarily due to lower insurance & spatial solutions of $1.5 million from lower weather event-related revenues, the impact of unfavorable foreign exchange translation of $1.2 million within property insights and lower other revenues of $1.1 million.

Our UWS segment revenues decreased by $25.9 million, or 2.9%, when compared to 2017. Excluding acquisition activity of $32.1 million, the decrease of $58.0 million was primarily due to lower valuation solutions of $64.1 million, lower flood data services of $3.0 million and lower other revenues of $2.2 million, mainly driven by lower mortgage market unit volumes and the impact of planned vendor diversification from key appraisal management clients. The decrease was offset by higher property tax solutions operating revenue of $11.3 million primarily driven by the benefit of accelerated revenue recognition resulting from the amendment of a long-term contract.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services

Our consolidated cost of services was $709.2 million for the nine months ended September 30, 2018, a decrease of $36.2 million, or 4.9%, when compared to 2017. Excluding acquisition activity of $18.2 million, the decrease of $54.4 million was primarily due to lower operating revenues, which reduced cost of services by $58.4 million, partially offset by product mix mainly in our credit solutions.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $340.0 million for the nine months ended September 30, 2018, a decrease of $6.7 million, or 1.9%, when compared to 2017. Excluding acquisition activity of $22.3 million, the decrease of $29.0 million was primarily related to lower legal settlement costs of $22.6 million and the result of our ongoing operational efficiency programs, which reduced our personnel-related expenses by $19.9 million. The decrease was partially offset by higher external services costs of $14.5 million for managed services-related initiatives and research and development related investments in technology and innovation.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $142.0 million for the nine months ended September 30, 2018, an increase of $10.4 million, or 7.9%, when compared to 2017, primarily due to acquisitions.

Operating Income

Our consolidated operating income was $193.8 million for the nine months ended September 30, 2018, an increase of $20.6 million, or 11.9%, when compared to 2017, and consisted of the following:

(in thousands, except percentages)	2018	2017	$ Change	% Change
PIRM	$72,730	$60,821	$11,909	19.6%
UWS	195,800	178,029	17,771	10.0
Corporate and eliminations	(74,694)	(65,595)	(9,099)	13.9
Operating income	$193,836	$173,255	$20,581	11.9%

Our PIRM segment operating income increased by $11.9 million, or 19.6%, when compared to 2017. Acquisition activity lowered operating income by $3.9 million in 2018 primarily due to the amortization of acquisition-related intangible assets. Excluding acquisition activity, operating income increased by $15.8 million and margins increased by 316 basis points, primarily due to lower legal settlement costs of $19.1 million, partially offset by lower operating revenues.

Our UWS segment operating income increased by $17.8 million, or 10.0%, when compared to 2017. Excluding acquisition activity of $3.5 million, operating income increased by $14.3 million and margins increased by 319 basis points, primarily related to the benefit of accelerated revenue recognition resulting from the amendment of a long-term contract in our property tax solutions operations partially offset by lower operating revenues and product mix.

Corporate and eliminations had an unfavorable variance of $9.1 million, or 13.9%, primarily due to higher investments related to ongoing operating efficiency programs.

Total Interest Expense, net

Our consolidated total interest expense, net was $55.0 million for the nine months ended September 30, 2018, an increase of $11.0 million, or 24.9%, when compared to 2017. The increase was primarily due to a higher average outstanding balance and higher interest rates.

Gain/(Loss) on Investments and Other, net

Our consolidated gain on investments and other, net was $5.1 million for the nine months ended September 30, 2018, a favorable variance of $11.6 million, or 178.7%, when compared to 2017. The favorable variance was primarily due to a prior year loss of $6.1 million recorded on the final settlement of a pension plan and a prior year loss of $1.8 million related to the Credit Agreement amendment. We also benefited from current year gains of $1.7 million from the sale of a non-core business-line and approximately $1.0 million in gains on our contingent consideration agreements.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations before equity in (losses)/earnings of affiliates and income taxes was $37.4 million and $36.8 million for the nine months ended September 30, 2018 and 2017, respectively. The effective tax rate was 26.0% and 30.0% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in the effective income tax rate was primarily due to lower Federal statutory tax rate from the enactment of the TCJA, partially offset by the recording of a $12.5 million provisional estimate of the one-time transition tax.

Equity in Earnings/(Losses) of Affiliates, net of tax

Our consolidated equity in earnings of affiliates, net of tax was $2.9 million for the nine months ended September 30, 2018, a favorable variance of $4.1 million, or 336.1% when compared to 2017. We have equity interests in various affiliates which had gains in the current period compared to prior year losses causing the favorable variance.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of September 30, 2018 totaled $97.9 million, a decrease of $20.9 million from December 31, 2017. As of September 30, 2018, our cash balances held in foreign jurisdictions totaled $51.6 million and are primarily related to our international operations. We plan to maintain significant cash balances outside of the U.S. for the foreseeable future.

Restricted cash of $11.4 million as of September 30, 2018 and $11.1 million as of December 31, 2017 is comprised of mutual funds, certificate of deposits that are pledged for various letters of credit/bank guarantees secured by us and escrow accounts due to acquisitions and divestitures.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in operating assets and liabilities. Total cash provided by operating activities was approximately $252.3 million and $272.3 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in cash provided by operating activities was primarily due to unfavorable changes in working capital items, partially offset by higher cash generated from higher profitability, as adjusted for non-cash activities.

Investing Activities. Total cash used in investing activities was approximately $202.6 million and $242.3 million during the nine months ended September 30, 2018 and 2017, respectively. The decrease in cash provided by investing activities was primarily related to lower net cash paid for acquisitions of $47.4 million and current year proceeds from the sale of a business-line of $3.2 million, partially offset by higher investments in technology and innovation of $11.8 million.

Financing Activities. Total cash used in financing activities was approximately $74.6 million for the nine months ended September 30, 2018, which was primarily comprised of repayments of long-term debt of $114.6 million and share repurchases of $87.0 million, partially offset by proceeds of long-term debt of $120.1 million and net proceeds from share-based compensation-related transactions of $7.0 million. Total cash provided by financing activities was approximately $44.3 million for the nine months ended September 30, 2017, which was primarily comprised of proceeds from long-term debt of $2.0 billion, partially offset by repayment of long-term debt of $1.8 billion, share repurchases of $132.5 million, debt issuance costs of $14.3 million and net cash paid for share-based compensation-related transactions of $7.3 million.

Financing and Financing Capacity

Total debt outstanding, gross, was $1.8 billion for both periods as of September 30, 2018 and December 31, 2017, respectively. Our significant debt instruments and borrowing capacity are described below.

Credit Agreement

In August 2017, we amended and restated our Credit Agreement, which provides for a $1.8 billion five-year Term Facility, and a $700.0 million five-year Revolving Facility. The Term Facility matures and the Revolving Facility expires in August 2022. The Credit Agreement also provides for the ability to increase the Term Facility and/or Revolving Facility by up to $100.0 million in the aggregate; however, the lenders are not obligated to do so. As of September 30, 2018, we had borrowing capacity under the Revolving Facility of $580.0 million and were in compliance with the financial and restrictive covenants of the Credit Agreement. See Note 5 - Long-Term Debt for further discussion.

Interest Rate Swaps

We have entered into Swap in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. Under the Swaps, we agree to exchange floating rate for fixed rate interest payments periodically over the life of the agreement. The floating rates in our Swaps are based on the one month London interbank offering rate. The notional balances, terms, and maturities of our Swaps are designed to have at least 50% of our debt as fixed rate.

In the current year we entered into additional Swaps and, as of September 30, 2018, the Swaps have a a combined remaining notional balance of $1.3 billion, a weighted average fixed interest rate of 1.80% (rates range from 1.03% to 2.98%), and scheduled terminations through December 2025. As previously indicated, notional balances under our Swaps are scheduled to increase and decrease over their contract lengths based on our expectations of variable debt levels. Currently, we have scheduled notional amounts of between $1.3 billion and $1.5 billion through December 2020, then $1.0 billion and $1.2 billion through August 2022, and $400.0 million thereafter until December 2025.

Liquidity and Capital Strategy

We expect that cash flow from operations and current cash balances, together with available borrowings under our Revolving Facility, will be sufficient to meet operating requirements through the next twelve months. Cash available from operations, however, could be affected by any general economic downturn or any decline or adverse changes in our business such as a loss of clients, market and or competitive pressures or other significant change in business environment.

We strive to pursue a balanced approach to capital allocation and will consider the repurchase of common shares, the retirement of outstanding debt, investments and the pursuit of strategic acquisitions on an opportunistic basis.

During the nine months ended September 30, 2018, we repurchased 1.8 million shares of our common stock for $87.0 million including commission costs.

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

We have entered into Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. Under the Swaps, we agree to exchange floating rate for fixed rate interest payments periodically over the life of the agreement. The notional balances, terms and maturities of our Swaps are currently designed to have at least 50% of our debt as fixed rate. As of September 30, 2018, we had approximately $1.8 billion in gross long-term debt outstanding, predominately all of which was variable-interest-rate debt. As of September 30, 2018, the remaining notional balance of the Swaps was $1.3 billion. A hypothetical 1% increase or decrease in interest rates could result in an approximately $1.2 million change to interest expense on a quarterly basis.

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

There were no other changes in our internal control over financial reporting during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2018, we did not issue any unregistered shares of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In October 2016, the Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $500.0 million. As of September 30, 2018, we have $123.5 million in value of shares (inclusive of commissions and fees) available to be repurchased under the plan. The stock repurchase authorization has no expiration date and repurchases may be made in the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan.

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

The following table summarizes our repurchase activity under our Board-approved stock repurchase plan for the quarter ended September 30, 2018:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2018	109,610	$49.08	109,610	$141,839,251
August 1 to August 31, 2018	369,339	$49.62	369,339	$123,513,071
September 1 to September 30, 2018	—	$—	—	$123,513,071
Total	478,949	$49.50	478,949

(1) Calculated inclusive of commissions.

Item 3.  Defaults upon Senior Securities. None.

Item 4.  Mine Safety Disclosures. Not applicable.

Item  5.  Other Information. Not applicable.

Item 6.  Exhibits.

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description
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

CoreLogic, Inc.
(Registrant)

By: /s/ Frank D. Martell
Frank D. Martell
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ James L. Balas
James L. Balas
Chief Financial Officer
(Principal Financial Officer)

By: /s/ John K. Stumpf
John K. Stumpf
Controller
(Principal Accounting Officer)
Date:	October 25, 2018