Form 10-K
period 2018-12-31
CORELOGIC, INC.
filed 2019-02-27
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
__________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2018, the last business day of the registrant's most recently-completed second fiscal quarter was $4,174,225,293.
On February 22, 2019, there were 80,092,020 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement with respect to the 2019 annual meeting of the stockholders are incorporated by reference in Part III of this report. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of the registrant’s fiscal year.

CoreLogic, Inc.

PART I

Item 1. Business

The Company

We are a leading global property information, analytics and data-enabled software platforms and services provider operating in North America, Western Europe and Asia Pacific. Our vision is to deliver unique property-level insights that power the global real estate economy. Our mission is to empower our clients to make smarter decisions through data-driven insights.

With our data as a foundation, we provide software platforms and value-added business services that address the unique needs of the mortgage, real estate, insurance, capital markets, public sector and rental property markets. We believe the quality of the software platforms and services we offer is distinguished by our broad range of data sources and our experience in aggregating, organizing, normalizing, processing and delivering data. Our databases include over 900 million historical property transactions, over 100 million mortgage applications and property-specific data covering approximately 99% of the United States ("US") residential properties, as well as commercial locations, totaling over 150 million records. We are also the industry's first parcel-based geocoder and have developed a proprietary parcel database covering more than 150 million parcels across the US. These databases provide our clients with detailed coverage of property, mortgages and other encumbrances, property risk and replacement cost, consumer credit, tenancy, location, hazard risk and related performance information.

We have more than one million users who rely on our data and predictive decision analytics to reduce risk, enhance transparency and improve the performance of their businesses.

We offer our clients a comprehensive national database covering real property and mortgage information, judgments and liens, building and replacement costs, parcel and geospatial data, criminal background records, eviction information, non-prime lending records, credit information, and tax information, among other data types. Using these robust datasets, we have built strong value-added analytics capabilities and business services to meet our clients’ needs for property tax processing, property valuation, mortgage and automotive credit reporting, tenancy screening, hazard risk, property risk and replacement cost, flood plain location determination and other geospatial data, analytics and related services.

We became a stand-alone public company on June 1, 2010 when we completed a transaction in which we separated from the financial services businesses of our predecessor company, The First American Corporation ("FAC") (referred to as the "Separation"). To effect the Separation, we entered into a Separation and Distribution Agreement (“Separation and Distribution Agreement”) that governs the rights and obligations of us and First American Financial Corporation ("FAFC") regarding the distribution. It also governs the on-going relationship between us and FAFC subsequent to the completion of the Separation and provides for the allocation of assets and liabilities between us and FAFC. In addition, we also entered into a Tax Sharing Agreement (“Tax Sharing Agreement”) with FAC and FAFC. FAC was incorporated in California in 1894, and as part of the Separation, we reincorporated in Delaware on June 1, 2010, changed our name to CoreLogic, Inc. and began trading on the New York Stock Exchange under the symbol “CLGX.” As used herein, the terms "CoreLogic," the "Company," "we," "our" and "us" refer to CoreLogic, Inc. and our consolidated subsidiaries, except where it is clear that the terms mean only CoreLogic, Inc. and not our subsidiaries. Our executive offices are located at 40 Pacifica, Irvine, California, 92618-7471, our telephone number is (949) 214-1000, and our website is www.corelogic.com.

Corporate Events

Business Exits & Transformation

In December 2018, we announced the intent to exit a loan origination software unit and its remaining legacy default management related platforms over the next 24 months, as well as accelerate an appraisal management company transformation program. We believe these actions will expand our overall profit margins and provide for enhanced long-term organic growth trends. We will assess and may incur cash and non-cash charges associated with these actions.

Acquisitions

We acquire, on an opportunistic basis, companies, businesses, products and services, to grow market share in the mortgage, real estate, insurance, capital markets, public sector and rental property markets. We also identify opportunities that complement our strengths and/or diversifies our exposure from the mortgage and real estate market.

During 2018, we completed the acquisitions of eTech Solutions Limited ("eTech"), a la mode technologies, LLC ("a la mode"), Breakaway Holdings, LLC ("HomeVisit") and Symbility Solutions Inc. ("Symbility") for total net cash of approximately $219.6 million. eTech is a leading provider of innovative mobile surveying and workflow management software that enhances productivity and mitigates risk for participants in the U.K. valuation market. The acquisition of eTech expands our U.K. presence and strengthens our technology platform offerings. a la mode is a provider of subscription-based software solutions that facilitate the aggregation of data, imagery and photographs in a government-sponsored enterprise compliant format for the completion of US residential appraisals. The acquisition of a la mode contributes to our continual development and scaling of our end-to-end valuation solutions workflow suite, which includes data and market insights, analytics as well as data-enabled services and platforms. HomeVisit is a leading provider of marketing focused real estate solutions, including property listing photography, videography, 3D modeling, drone imagery and related services. Given anticipated synergy with our pre-existing real estate solutions platforms, the acquisition of HomeVisit is expected to enable the next generation of property marketing solutions for real estate professionals, MLS, brokers and agents across North America. Symbility is a leading global provider of cloud-based property claims workflow solutions for the property and casualty insurance industry, headquartered in Canada. The acquisition of Symbility further progresses our long-term strategic plan by adding scale to our insurance and spatial businesses and international presence. See Note 17 - Acquisitions of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further discussion.

Technology Transformation

In September 2018, we announced the adoption of the Google Cloud Platform ("GCP") as a foundational element of our ongoing technology transformation program to further expand infrastructure capabilities and drive efficiencies. We expect to complete the initial deployment of GCP over the next 24 months. Once implemented, CoreLogic plans to leverage the capabilities of the cloud platform to achieve best-in-class system performance and reliability and to facilitate the deployment of unique business insights fueled by gold-standard data, information and analytics. Additionally, we expect to realize significant cost efficiencies and enhanced security.

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

We believe that we hold the leading market position for many of our solutions, including:

•	property tax processing, based on the number of loans under service;

•	flood zone determinations, based on the number of flood zone certification reports issued;

•	credit and income verification services to the US mortgage lending industry, based on the number of credit reports issued;

•	property valuation and technology platform solutions, based on the number of in-house staff appraisers and inquiries received; and

•	multiple listing services ("MLS"), based on the number of active desktops using our technology.

In addition to our two reporting segments, we also have a corporate group, which includes costs and expenses not allocated to our segments. More detailed financial information regarding each of our business segments is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations as well as Note 18 - Segment Information of the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of Part II of this report.

Solutions

Property Intelligence & Risk Management Solutions

Our PIRM segment delivers unique housing market and property-level insights, predictive analytics and risk management capabilities. We have also developed proprietary technology and software platforms to access, automate or track this information and assist our clients with decision-making and compliance tools in the real estate industry, insurance industry and the single and multifamily industry. We deliver this information directly to our clients in a standard format over the web, through hosted software platforms or in bulk data form. Our solutions include property insights and insurance & spatial solutions in North America, Western Europe and Asia Pacific.

Our property insights combine our patented predictive analytics and proprietary and contributed data to enable our clients to improve customer acquisition and retention, detect and prevent fraud, improve mortgage transaction cycle time and cost efficiency, identify real estate trends and neighborhood characteristics, track market performance and increase market share. Our data is comprised of real estate information with crime, site inspection, neighborhood, document images and other information from proprietary sources. We also provide verification of applicant income, identity and certain employment verification services using Internal Revenue Service ("IRS") and Social Security Administration databases, as well as third-party employment data providers. Further, we maintain the leading market share of real estate listing software systems, with provisioning to more than 50% of all US and Canadian real estate agents. We also provide a full range of professional services to listing organizations and assist our clients in identifying revenue opportunities and improving member services.

Our insurance & spatial solutions provide property and casualty insurers, energy and other markets, the solutions required to more effectively locate, assess and manage property-level assets and risks through location-based data, property content, proprietary workflow solutions and analytics. In addition to the industry's first parcel-based geocoder and an industry-leading parcel database covering more than 155 million parcels across the US, we maintain critical and up-to-date information across multiple hazard databases including information on storm, land-based, fire and even non-weather-related hazards.

Underwriting & Workflow Solutions

Our UWS segment provides comprehensive mortgage origination and monitoring solutions, including underwriting-related solutions and data-enabled valuations and appraisals. We have also developed proprietary technology and software platforms to access, automate or track this information and assist our clients with vetting and on-boarding prospects, meeting compliance regulations and understanding, diagnosing and monitoring property values. Our solutions include property tax solutions, valuation solutions, credit solutions and flood services in North America.

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

Our flood data solutions provide flood zone determinations in accordance with the US Federal legislation passed in 1994, which requires that most mortgage lenders obtain a determination of the current flood zone status at the time each loan is originated and obtain applicable updates during the life of the loan. We provide flood zone determinations primarily to mortgage lenders.

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

Our more significant client relationships tend to be long-term in nature and we typically provide a number of different solutions to each client. Because of the depth of these relationships, we derive a significant portion of our aggregate revenue from our largest clients, with 31.3% of our 2018 operating revenues being generated by our ten largest clients. None of our clients individually accounted for greater than 10% of our operating revenues for the year ended December 31, 2018.

Competition

We offer a diverse array of specialized products and services that compete directly and indirectly with similar products and services offered by national and local providers. We believe there is no single competitor who offers the same combination of products and services that we do. Therefore, we believe that we compete with a broad range of entities.

Our PIRM segment competes with entities that provide access to data or data-based analytics products and services as part of their product offerings, including Black Knight, Inc., which provides real estate information, analytics, valuation-related services and other solutions, ATTOM Data, which provides public records data, FAC, which provides real estate, home ownership and property data, Verisk Analytics, Inc., which provides data and risk assessment in the insurance and financial services industries, as well as RealPage, Inc. and Yardi Systems, Inc., which provide services in the multifamily residential industry. We also compete with departments within financial institutions that utilize internal resources to provide similar analytics and services on a captive basis. We compete based on the breadth and quality of our data sets, the exclusive nature of some of our key data sets, the quality and effectiveness of our products and the integration of our platforms into client systems. We believe the data we offer is distinguished by quality, the broad range of our data sources (including non-public sources), the volume of records we maintain and our ability to provide data spanning a historical period of time that exceeds comparable data sets of most of our competitors.

Our UWS segment competes with third-party providers such as Black Knight, Inc. and Lereta LLC, which provide tax and flood services, as well as credit and screening solutions providers such as Equifax, Inc., Credit Plus, Kroll Factual Data; Clear Capital, Solidifi and ServiceLink, which provide valuation-related services. For these services, we compete largely based on the quality of the products and services we provide, our ability to provide scalable services at competitive prices and our ability to provide integrated platforms. We also compete with departments within financial institutions that utilize internal resources to provide similar services on a captive basis. We generally compete with captive providers based on the quality of our products and services, the scalability of our services, cost efficiencies and our ability to provide some level of risk mitigation.

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

Our marketing strategy is to accelerate growth by building trusted relationships with our clients and delivering superior value through unique property-related data, analytics and data-enabled solutions. We use the most efficient methods available to successfully identify, target, educate and engage potential and existing clients through their preferred channel of communication. Employing client-centric marketing initiatives and campaigns, we clearly articulate our value proposition to build awareness, familiarity and interest in our business solutions, demand for our products and services, and increase volume, quality and velocity of sales opportunities. Our marketing activities include direct marketing, advertising, public relations, event marketing, digital marketing, social media and other targeted activities.

 Acquisitions and Divestitures

Historically, we have increased the scale of our existing businesses and entered new markets, products and services through selective acquisitions that we believe strengthen our overall solution offerings and value proposition to clients. We continually evaluate our business mix and opportunistically seek to optimize our business portfolio through acquisitions and divestitures.

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

We have more than 50 issued patents in the US covering business methods, software and systems patents, principally relating to automated valuation, fraud detection, data gathering, flood detection, MLS technology and property monitoring. We also have 18 patent applications pending in these and other areas in the US. In addition, we have a number of issued patents and pending patent applications internationally, including in Canada and Australia. The protection of our proprietary technology is important to our success and we intend to continue to protect those intellectual property assets for which we have expended substantial research and development capital and are material to our business.

In addition, we own more than 300 trademarks in the US and foreign countries, including the names of our products and services as well as our logos and tag lines, many of which are registered. Many of our trademarks, trade names, service marks and logos are material to our business, as they assist our clients in identifying our products and services and the quality that stands behind them.

We own more than 1,000 registered and unregistered copyrights in the US and foreign countries, covering computer programs, reports and manuals. We also have other literary works, including marketing materials, handbooks, presentations and website content that are protected under common law copyright. We believe our written materials are essential to our business as they provide our clients with insight into various areas of the financial and real estate markets in which we operate.

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

Information Technology

Information technology is a significant focus area and we maintain a long-term strategic technology plan which is reassessed annually. Our information technology initiatives are driven by internal technology staff with support from a number of external technology firms. Our existing technology infrastructure is a private, dedicated cloud-based computing environment hosted in a primary and secondary technology centers owned and managed by the NTT Data Corporation ("NTT").

We maintain an innovation development center ("IDC") to develop, enhance and expand our next generation cloud-agnostic IDC platform on which new products can be rapidly built, scaled, modified and deployed. In addition, the IDC plays a leading role in research and development in the areas of employing hardware advancements, data and analytics, mobility and the application of machine learning and mobility solutions. We supplement the IDC with a number of strategic alliances, including Google and Pivotal Software, Inc.

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

Security

We have deployed a wide range of physical and digital security measures, along with a formal governance program, designed to secure our information technology infrastructure, personnel and data. Our governance program is based on corporate information security policies, an information security awareness training program along with an enterprise compliance program. Both our technology managers and NTT’s technology infrastructure managers are Information Technology Infrastructure Library certified. NTT is contractually obligated to comply with our information security policies and procedures. Our digital security framework provides layered protection designed to secure both active and inactive virtual machines in the data centers we use. This approach enables dedicated virtual machines to regularly scan all of our systems. These measures help to detect and prevent intrusions, monitor firewall integrity, inspect logs, catch and quarantine malware and prevent data breaches. Our physical and digital security solutions run in tandem, enabling us to better identify suspicious activities and implement preventive measures.

Regulation

We are subject to a number of US federal, state and local and foreign laws and regulations that involve various aspects of our businesses. Failure to satisfy those legal and regulatory requirements, or the adoption of new laws or regulations, could have a significant negative impact on our ability to provide certain products and services or could result in the imposition of fines or penalties or the incurrence of damages. US federal, state and local and foreign laws and regulations are evolving and can be subject to significant change. There are also a number of legislative proposals pending before the US Congress, various state legislative bodies and foreign governments concerning consumer and data protection that could affect us. In addition, the application and interpretation of these laws and regulations are often uncertain. These laws are enforced by regulatory agencies in the jurisdictions where we operate and, in some instances, also through private civil litigation. Among the more significant areas of regulation for our business are the following:

US Consumer Financial Regulations and Data Protection

Our US operations are subject to numerous laws and regulations governing the collection, protection and use of consumer data and other information, and provide for sanctions for the misuse of such information or unauthorized access to data. The laws and regulations that affect our US operation include, but are not limited to, the following:

•
Fair Credit Reporting Act (“FCRA”). The FCRA governs the practices of consumer reporting agencies that are engaged in the business of collecting and analyzing certain types of information about consumers, including credit eligibility information. The FCRA also governs the submission of information to consumer reporting agencies, the access to and use of information provided by consumer reporting agencies and the ability of consumers to access and dispute information held about them. Some of our services are subject to regulation under the FCRA. Violation of the FCRA can result in civil and criminal penalties and the FCRA contains an attorney fee shifting provision to provide an incentive for consumers to bring individual or class action lawsuits for violations of the FCRA. Regulatory enforcement of the FCRA is under the purview of the US Federal Trade Commission, the Consumer Financial Protection Bureau (“CFPB”), and state attorneys general, acting alone or in concert with one another. Many states have also enacted laws with requirements similar to FCRA. Some of these state laws impose additional, or more stringent, requirements than FCRA.

•
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”). The Dodd-Frank Act gave the CFPB supervisory authority over “larger participants” in the market for consumer financial services, as the CFPB defines by rule. In July 2012, the CFPB finalized its regulation regarding larger participants in the consumer reporting market. Under the regulation, certain of our credit services businesses are considered larger participants. As a result, the CFPB has the authority to conduct examinations of the covered credit services businesses and we expect that we will continue to be examined by the CFPB as part of this authority. In addition, the CFPB serves as the principal federal regulator of providers of consumer financial products and services. As such, the CFPB has significant rulemaking authority under existing federal statutes that regulate many of our products and services, as well as the authority to conduct examinations of certain providers of financial products and services, including our tax services business. The CFPB also has the authority to initiate an investigation of our other businesses if it believes that a federal consumer financial law is being violated. In addition to transferring authority under certain existing laws to the CFPB and providing it with examination and supervisory authority, the Dodd-Frank Act also prohibits unfair, deceptive or abusive acts or practices (“UDAAP”) with respect to consumer financial products and provides the CFPB with authority to enforce those provisions. The CFPB has stated that its UDAAP authority may allow it to find statutory violations even where a specific regulation does not prohibit the relevant conduct, or prior published regulatory guidance or judicial interpretation has found the activity to be in accordance with law.

•
Privacy Laws. The privacy and protection of consumer information remains a developing area and we continue to monitor legislative and regulatory developments at the federal, state and local levels. We expect that there will continue to be enhanced state and/or federal regulation in the area of financial and consumer data privacy, including regulation similar to the California Consumer Privacy Act (“CCPA”). As enacted, the CCPA may require us to make new disclosures to consumers about our data collection, use and sharing practices and afford consumers new abilities to opt out of certain data sharing with third parties. It also provides a new cause of action for data breaches. As currently enacted, the CCPA takes effect on January 1, 2020, but is subject to further rulemaking proceedings by the California Attorney General. Any such additional regulation could significantly impact some of our business practices.

Other federal and state laws also impose requirements relating to the privacy of information held by us. For our businesses that involve the collection, processing and distribution of personal public and non-public data, certain of their solutions and services are subject to regulation under federal, state and local laws in the US and, to a lesser extent, foreign countries. These laws impose requirements regarding the collection, protection, use and distribution of some of the data we have, and provide for sanctions and penalties in the event of violations of these requirements. In addition, certain state laws may impose breach notice responsibilities in the event of the loss of data due to third-party security breaches, employee error, or other events resulting in persons gaining unauthorized access to our data (including, in some cases, for losses that are incurred through our clients’ errors or systems). Some of these laws require additional data protection measures over and above the Gramm-Leach-Bliley Act ("GLBA") data safeguarding requirements. If data within our system is compromised by a breach, we may be subject to provisions of various state security breach laws. Most states have adopted data security breach laws that require notice be given to affected consumers in the event of a breach of personal information, and in some cases the provision of additional benefits such as free credit monitoring to affected individuals. If data within our system is compromised by a breach, we may be subject to provisions of various state security breach laws.

•
Gramm-Leach-Bliley Act. The GLBA regulates the sharing of non-public personal financial information held by financial institutions and applies indirectly to companies that provide services to financial institutions. In addition to regulating information sharing, the GLBA requires that non-public personal financial information be safeguarded using physical, administrative and technological means. Certain of the non-public personal information we hold is subject to protection under the GLBA.

•
Real Estate Settlement Procedures Act (“RESPA”). RESPA is enforced by the CFPB and generally prohibits the payment or receipt of fees or any other item of value for the referral of real estate-related settlement services. RESPA also prohibits fee shares or splits or unearned fees in connection with the provision of residential real estate settlement services, such as mortgage brokerage services and real estate brokerage services. Notwithstanding these prohibitions, RESPA permits payments for goods furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods or services provided. Our mortgage origination-related businesses that supply credit reports, flood and tax services, valuation products, and all other settlement services to residential mortgage lenders are structured and operated in a manner intended to comply with RESPA and related regulations.

•
Real estate appraisals and automated valuation models (“AVMs”) are subject to federal and state regulation. The Dodd-Frank Act implemented rules and guidance thereunder, and inter-agency guidance jointly issued by the federal financial institution regulators have expanded regulation of these activities. Regulations address appraisals, AVMs and other forms of property value estimates, which are subject to explicit and detailed regulations including licensing, pricing and quality control requirements. In addition, creditors are required to disclose information to applicants about the purpose, and provide consumers with a free copy, of any appraisal, AVM or other estimate of a home's value developed in connection with a residential real estate mortgage loan application.

In addition to the foregoing areas of regulation, several of our other businesses are subject to or impacted by additional regulation, including our tenant screening business, which is subject to certain landlord-tenant laws and insurance agency laws, and our activities in foreign jurisdictions are subject to the requirements of the Foreign Corrupt Practices Act (“FCPA”) and comparable foreign laws.

International Consumer Financial Regulations and Data Protection

We are subject to consumer and data protection laws and regulations in the foreign countries where we conduct business. We conduct business in several international jurisdictions, including Australia, New Zealand, Canada, United Kingdom and various countries in Europe. Principle regulatory bodies and regulatory laws that impact our international operations include: Office of the Australian Information Commissioner, the agency with direct responsibility for administering the Australian Privacy Principles and Part IIIA of the Privacy Act 1988; the Office of the Privacy Commissioner of New Zealand, which issued the Credit Reporting Privacy Code 2004; we are subject to the European Union Data Protection Regulation, commonly known as GDPR, which prohibits the transfer of personal information from the EU to other countries whose laws do not protect personal data to an adequate level of privacy or security; and in Canada, we are subject to the Personal Information Protection and Electronic Documents Act of 2000, as well as substantially similar provincial laws enacted in Alberta, British Columbia and Quebec. In addition to the above-mentioned regulations, we are subject to a variety of international consumer protection, privacy, data security and notification laws and regulations in each foreign jurisdiction in which we operate that may relate to our business or affect the demand for our products and services.

Compliance with current and future laws and regulations relating to our businesses, including consumer protection laws and regulations and international regulations, could have a material adverse effect on us and activities related to ongoing compliance will likely increase our compliance costs.

Employees

As of December 31, 2018, we had approximately 5,800 employees, of which approximately 4,900 were employed in the US and 900 outside the US.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the US Securities and Exchange Commission ("SEC"). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at http://www.sec.gov.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), are also available free of charge through the "Investors" page on our Internet site at http://www.corelogic.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

Item 1A. Risk Factors.

Risks Related to Our Business

A cyber-based attack, data corruption or network security breach, or inability to secure the electronic transmission of sensitive data could have a material adverse effect on our business and reputation.

We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for business-to-business and business-to-consumer electronic commerce. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers, spoofed or manipulated electronic communications and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information, including non-public personal information and consumer data, or loss of other company assets. Unauthorized access, including through use of fraudulent schemes such as "phishing" schemes, could jeopardize the security of information stored in our systems. In addition, malware or viruses could jeopardize the security of information stored or used in a user's computer. Insider or employee cyber and security threats are also a significant concern. Despite our physical security, implementation of technical controls and contractual precautions to identify, detect and prevent the unauthorized access to and alteration and disclosure of our data, we cannot assure you that systems that access our services and databases will not be compromised or disrupted, whether as a result of criminal conduct, distributed denial of service attacks or other advanced persistent attacks by malicious actors, including hackers, nation states and criminals, breaches due to employee error or malfeasance, or other disruptions. Several highly publicized data incidents and cyberattacks have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems. If we are unable to prevent, mitigate or timely respond to such security or privacy breaches, our operations could be disrupted, or we may suffer loss of reputation, financial loss, lawsuits and other regulatory imposed restrictions and penalties because of lost or misappropriated information, including sensitive consumer data.

Data security and integrity concerns have caused a growing number of legislative and regulatory bodies to adopt consumer notification and other requirements in the event that consumer information is accessed by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such data are possible. In the US, federal and state laws provide for a regulatory landscape of disparate notification regime and, therefore, regulatory compliance in the event of unauthorized access would be expensive and difficult. Failure to comply with these regulations could subject us to regulatory scrutiny and additional liability through federal or state enforcement, reputational harm, or private class actions.

We rely on the ability to access data from external sources at reasonable terms and prices.

We rely extensively upon data from a variety of external sources to maintain our proprietary and non-proprietary databases, including data from third-party suppliers, various government and public record sources and data contributed by our clients. Our data sources could cease providing or reduce the availability of their data to us, increase the price we pay for their data, or limit our use of their data for a variety of reasons, including legislatively or judicially imposed restrictions on use. If a significant supplier is no longer able or are unwilling to provide us with certain data, or if our public record sources of data become unavailable or too expensive, we may need to find alternative sources. If we are unable to identify and contract with suitable alternative data suppliers and efficiently and effectively integrate these data sources into our service offerings, we could experience service disruptions, increased costs and reduced quality and availability of our services. Moreover, some of our data suppliers compete with us in certain product offerings, which may make us vulnerable to unpredictable price increases from them and they may elect to stop providing data to us. Significant price increases could have a material adverse effect on our operating margins and our financial position, in particular if we are unable to arrange for substitute replacement sources of data on favorable economic terms. There can be no assurance that we would be able to obtain data from alternative sources if our current sources become unavailable. Loss of such access or the availability of data in the future on commercially reasonable terms or at all may reduce the quality and availability of our services and products, which could have a material adverse effect on our business, financial condition and results of operations.

Some of our data suppliers face similar regulatory requirements as we do and, consequently, they may cease to be able to provide data to us or may substantially increase the fees they charge us for this data, which may make it financially burdensome or impossible for us to acquire data that is necessary to offer our products and services. Many consumer advocates, privacy advocates and government regulators believe that existing laws and regulations do not adequately protect privacy or ensure the accuracy of consumer-related data. As a result, such advocates and regulators are seeking further restrictions on the dissemination or commercial use of personal information to the public and private sectors as well as contemplating requirements relative to data accuracy and the ability of consumers to opt to have their personal data removed from databases such as ours. Any future laws, regulations or other restrictions limiting the dissemination or use of personal information may reduce the quality and availability of the data necessary for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

Systems interruptions may impair the delivery of our products and services.

We depend on reliable, stable, efficient and uninterrupted operation of our technology network, systems, and data centers to provide service to our clients. System interruptions may impair the delivery of our products and services, resulting in a loss of clients and a corresponding loss in revenue. Our technology infrastructure runs primarily in a private dedicated cloud-based environment hosted in NTT's technology center in Quincy, WA and we are in the process of transitioning to a cloud-based environment hosted by GCP. We cannot be sure that certain systems interruptions or events beyond our control, including issues with NTT's technology center or our third-party network and infrastructure providers or in connection with our upgrading or replatforming key systems, or the transition to the Google hosted environment, will not interrupt or terminate the delivery of our products and services to our clients. These interruptions also may interfere with our suppliers' ability to provide necessary data to us and our employees' ability to attend to work and perform their responsibilities. Any of these possible outcomes could result in a loss of clients or a loss in revenue, which could have an adverse effect on our business or operations.

We are subject to significant government regulations.

Our business is subject to various federal, state, local and foreign laws and regulations. See Item 1. Business - “Regulation” in this Form 10-K for a summary of the material US and foreign consumer and data protection laws and regulations to which we are subject. These laws and regulations, which generally are designed to protect the privacy of the public and to prevent the misuse of personal information available in the marketplace, are complex, change frequently and have tended to become more stringent over time. Our failure to comply with applicable laws and regulations could restrict our ability to provide certain services or result in the imposition of fines and penalties, substantial regulatory and compliance costs, litigation expense, adverse publicity and loss of revenue. We incur, and expect to continue to incur, significant expenses in our attempt to ensure compliance with these laws.

Public concern is high with regard to the collection, use, accuracy, correction and sharing of personal information, including Social Security numbers, dates of birth, financial information, and other behavioral data. In addition, many consumer advocates, privacy advocates, legislatures and government regulators believe that existing laws and regulations do not adequately protect privacy and have become increasingly concerned with the collection and use of this type of personal information. Highly publicized data incidents have resulted in significantly increased legislative and regulatory activity at the federal and state levels as lawmakers and regulators continue to propose a wide range of further restrictions on the collection, dissemination or commercial use of personal information, information security standards, data security incident disclosure standards. In addition, the President of the US could propose further restrictions by executive order. As a result, our businesses are subject to an increasing degree of compliance oversight by regulators and by our clients. Specifically, the CFPB has authority to enact rules affecting the business of consumer reporting agencies and also to supervise, conduct examinations of, and enforce compliance with federal consumer financial protection laws and regulations with respect to certain “larger participants” that offer consumer financial products and services. Two of our credit businesses-CoreLogic Credco and Teletrack-are subject to the CFPB non-bank supervision program and the CFPB or other regulatory bodies could attempt to assert authority over other products or services. The CFPB and the prudential financial institution regulators such as the Office of the Comptroller of the Currency (“OCC”) also have the authority to examine us in our role as a service provider for certain services, including for tax services, to large financial institutions. In addition, several of our largest bank clients are subject to consent orders with the OCC and/or are parties to the National Mortgage Settlement, both of which require them to exercise greater oversight and perform more rigorous audits of their key vendors such as us. The CFPB may pursue administrative proceedings or litigation to enforce the laws and rules subject to its jurisdiction. In these proceedings the CFPB can obtain cease and desist orders, which can include orders for restitution to consumers or rescission of contracts, as well as other types of affirmative relief, and monetary penalties ranging from $5,000 per day for ordinary violations and up to $1.0 million per day for knowing violations.

In addition, our databases include certain public and non-public personal information concerning consumers, we are subject to government regulation and potential adverse publicity concerning our use of consumer data. We acquire, store, use and provide many types of consumer data and related services, some of which are subject to regulation under the FCRA, the GLBA, and the Driver's Privacy Protection Act and, to a lesser extent, various other federal, state, and local laws and regulations. These laws and regulations are designed to protect the privacy of consumers and to prevent the unauthorized access and misuse of personal information in the marketplace and we expect that there will be enhanced state and/or federal regulation in the area of financial and consumer data privacy, including regulations similar to the recently effective GDPR and recently enacted CCPA. A growing number of legislative and regulatory bodies have adopted consumer notification and other requirements in the event that consumer information is accessed by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such data are possible. In the US, state laws provide for disparate notification regimes, all of which we are subject to. Any perception that our practices or products are an invasion of privacy, whether or not consistent with current or future regulations and industry practices, may subject us to public criticism, private class actions, reputational harm, or claims by regulators, which could disrupt our business and expose us to increased liability. Our failure to comply with these laws, or any future laws or regulations of a similar nature, could result in substantial regulatory penalties, litigation expense and loss of revenue.

These laws and regulations (as well as laws and regulations in the various states or in other countries) could limit our ability to pursue business opportunities we might otherwise consider engaging in, impose additional costs or restrictions on us, result in significant loss of revenue, impact the value of assets we hold, or otherwise significantly adversely affect our business. Any failure by us to comply with applicable laws or regulations could also result in significant liability to us, including liability to private plaintiffs as a result of individual or class action litigation, or may result in the cessation of our operations or portions of our operations or impositions of fines and restrictions on our ability to carry on or expand our operations. Our operations could also be negatively affected by changes to laws and regulations and enhanced regulatory oversight of our clients and us. These changes may compel us to change our prices, may restrict our ability to implement price increases, and may limit the manner in which we conduct our business or otherwise may have a negative impact on our ability to generate revenues, earnings and cash flows. If we are unable to adapt our products and services to conform to the new laws and regulations, or if these laws and regulations have a negative impact on our clients, we may experience client losses or increased operating costs, and our business and results of operations could be negatively affected.

Our revenue is affected by the strength of the economy, interest rate environment and the housing market generally.

A significant portion of our revenue is generated from solutions we provide to the mortgage, consumer lending and real estate industries and, as a result, a weak economy or housing market or adverse changes in the interest rate environment may adversely affect our business. A large portion of our client base suffers when financial markets experience volatility, illiquidity and disruption, which has occurred in the past and which could reoccur, and the potential for increased and continuing disruptions going forward, presents considerable risks to our business and revenue. The volume of mortgage origination and residential real estate transactions is highly variable. Reductions in these transaction volumes have had, and will continue to have, a direct impact on certain portions of our revenues and may materially adversely affect our business. Negative economic conditions and/or increasing interest rate environments has resulted, and may continue to result, in fluctuations in volumes, pricing and operating margins for our services. For example, we believe mortgage unit volumes decreased by greater than 15% in 2018 relative to 2017, primarily due to significantly lower mortgage refinance volumes resulting from rising interest rates and other factors which are unfavorably impacting mortgage purchase volumes. For 2019, we expect the trend in rising interest rates to continue and therefore we expect 2019 mortgage unit volumes to be approximately 5% lower relative to 2018 levels, mostly due to lower expected refinance activity. If our clients in the mortgage consumer lending and real estate industries experience economic hardship, in particular if these clients go bankrupt or otherwise exit certain businesses, it may negatively impact our revenue, earnings and liquidity.

We rely on our top ten clients for a significant portion of our revenue.

Our ten largest clients generated approximately 31.3% of our operating revenues for the year ended December 31, 2018, although none of our largest clients individually accounted for greater than 10% of our operating revenues for the year ended December 31, 2018. We expect that a limited number of our clients will continue to represent a significant portion of our revenues for the foreseeable future, and that our concentration of revenue may continue to be significant or increase. These clients face continued pressure in the current economic and regulatory climate. Many of our relationships with these clients are long-standing and are important to our future operating results, but there is no guarantee that we will be able to retain or renew existing agreements or maintain our relationships on acceptable terms or at all. In addition, in response to increased regulatory oversight, clients in the mortgage lending industry may have internal policies that require them to use multiple vendors or service providers, thereby causing a diversification of revenue among many vendors. Deterioration in or termination of any of these relationships, including through vendor diversification policies or merger or consolidation among our clients, could significantly reduce our revenue and could adversely affect our business, financial condition and results of operations. In addition, certain of our businesses have higher client concentration than our company as a whole. As a result, these businesses may be disproportionately affected by declining revenue from, or loss of, a significant client.

Likewise, our clients are increasingly imposing more stringent contractual obligations on us relating to our information security protections. If we are unable to maintain protections and processes at a level commensurate with that required by our clients, it could negatively affect our relationships with those clients or increase our operating costs.

We operate in a competitive business environment that is impacted by technology advancements or new product development.

The markets for our products and services are intensely competitive. Our competitors vary in size and in the scope and breadth of the services they offer. We compete for existing and new clients against both third parties and the in-house capabilities of our clients. Many of our competitors have substantial resources. Some have widely-used technology platforms that they seek to use as a competitive advantage to drive sales of other products and services. In addition, we expect that the markets in which we compete will continue to attract new competitors and new technologies. These competitors and new technologies may be disruptive to our existing technology or service offerings, resulting in operating inefficiencies and increased competitive pressure. In order to compete with current and future technologies, we must continuously improve our network operating systems, programming tools, programming languages, operating systems, data matching, data filtering and other database technologies. These improvements, as well as changes in client preferences or regulatory requirements, may require changes in the technology used to gather and process our data and deliver our services. Our future success will depend, in part, upon our ability to internally develop and implement new and competitive technologies, respond to changing client needs and regulatory requirements, and transition clients and data sources successfully to new interfaces or other technologies.

In addition, many of our products and services compete within markets characterized by frequent new product and service introductions and changing industry standards. Without the timely introduction of new products and services, our products and services could become commercially obsolete over time, in which case our revenue and operating results would suffer. The success of our new products and services will depend on several factors, including our ability to properly identify client needs; innovate and develop new technologies, services and applications; successfully commercialize new products and services in a timely manner; produce and deliver our products in sufficient volumes on time; differentiate our offerings from competitor offerings; price our products competitively, including taking into account changes in sales and use tax laws; anticipate our competitors’ development of new products, services or technological innovations; and control product quality in our product development process. This product development effort requires the investment of a substantial amount of capital prior to market adoption.

We cannot provide assurance that there will be market demand for our future product offerings or that we will successfully implement new technologies, cause clients or data furnishers to implement compatible technologies or adapt our technology to evolving client, regulatory and competitive requirement. We also cannot guarantee that we will be able to effectively allocate capital to new product development to create competitive products, as compared to our peers and new market entrants. Failure to launch new and differentiated products will have an adverse effect on our growth and our business. If we fail to respond, or fail to cause our clients or data furnishers to respond, to changes in technology, regulatory requirements or client preferences, the demand for our services, the delivery of our services or our market reputation could be adversely affected.

Our reliance on outsourcing arrangements subjects us to risk and may disrupt or adversely affect our operations.

We have outsourced various business process and information technology services to third parties, including the outsourcing arrangements we entered into with a subsidiary of Cognizant Technology Solutions, an affiliate of EPAM Systems, and the technology infrastructure management services agreement we entered into with NTT. Although we have service-level arrangements with our providers, we do not ultimately control their performance, which may make our operations vulnerable to their performance failures. In addition, the failure to adequately monitor and regulate the performance of our third-party vendors could subject us to additional risk. Reliance on third parties also makes us vulnerable to changes in the vendors’ business, financial condition and other matters outside of our control, including their violations of laws or regulations which could increase our exposure to liability or otherwise increase the costs associated with the operation of our business. The failure of our outsourcing partners to perform as expected or as contractually required could result in significant disruptions and costs to our operations and to the services we provide to our clients, which could materially and adversely affect our business, client relationships, financial condition, operating results and cash flow.

Certain outsource arrangements contemplate the utilization of lower-cost labor outside the US in countries such as India, Poland, Ukraine, Mexico and the Philippines. It is likely that the countries where our outsourcing vendors are located may be subject to higher degrees of political and social instability than the US and may lack the infrastructure to withstand political unrest or natural disasters. These countries may also have reduced protection for intellectual property rights, including trade secrets. Such disruptions could impact our ability to deliver our products and services on a timely basis, if at all, and to a lesser extent could decrease efficiency and increase our costs. Fluctuations of the US dollar in relation to the currencies used and higher inflation rates experienced in these countries may also reduce the savings we planned to achieve. Furthermore, the practice of utilizing labor based in foreign countries has come under increased scrutiny in the US and, as a result, many of our clients may require us to use labor based in the US We may not be able to pass on the increased costs of higher-priced US-based labor to our clients, which ultimately could have an adverse effect on our results of operations.

In addition, the US or the foreign countries in which we have service provider arrangements or operate could adopt new legislation or regulations that would adversely affect our business by making it difficult, more costly or impossible for us to continue our foreign activities as currently being conducted. Furthermore, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the FCPA. Any violations of the FCPA or local anti-corruption laws by us, our subsidiaries or our local agents could have an adverse effect on our business and reputation and result in substantial financial penalties or other sanctions.

Our acquisition and integration of businesses may involve increased expenses and may not produce the desired financial or operating results.

We have acquired and expect to continue to acquire, on an opportunistic basis, companies, businesses, products and services. These activities may increase our expenses, and the expected results, synergies and growth from these initiatives may not materialize as planned. While management believes that acquisitions will improve our competitiveness and profitability, no assurance can be given that acquisitions will be successful or accretive to earnings. For a description of our recent acquisitions, see Note 17 - Acquisitions of the Notes to the Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K, which is incorporated by reference in response to this item.

We may have difficulty integrating our completed or any future acquisitions into our operations, including implementing controls, procedures and policies. If we fail to properly integrate acquired businesses, products, technologies and personnel, it could impair relationships with employees, clients and strategic partners, distract management attention from our core businesses, result in control failures and otherwise disrupt our ongoing business and harm our results of operations. We also may not be able to retain key management and other critical employees after an acquisition. Although part of our business strategy may include growth through strategic acquisitions, we may not be able to identify suitable acquisition candidates, obtain the capital necessary to pursue acquisitions or complete acquisitions on satisfactory terms in the future.

In addition, we have substantial investments in recorded goodwill as a result of prior acquisitions and an impairment of these investments could require a write-down that would reduce our net income. Goodwill is assessed for impairment annually or sooner if circumstances indicate a possible impairment. Factors that could lead to impairment of goodwill include significant under-performance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization and negative industry or economic trends. In the event that the book value of goodwill is impaired, any such impairment would be charged against earnings in the period of impairment. Possible future impairment of goodwill may have a material adverse effect on our business, financial condition and results of operations.

We operate our business in international markets.

In 2018, we derived approximately 9% of our revenues from our operations outside of the US and we intend to continue to expand our international operations. We expect to continue to add personnel internationally to expand our abilities to deliver differentiated services to our international clients. Expansion into international markets may require significant resources and management's attention and will subject us to new regulatory, economic and political risks. There can be no assurance that our products or services will be accepted in any particular international market and we cannot provide assurance that our international expansion efforts will be successful. The results of our operations and our growth rate could be adversely affected by a variety of factors arising out of international commerce, some of which are beyond our control, including currency rate fluctuations, foreign laws and regulatory requirements, trade protection measures, increased data privacy and consumer protection regulations, difficulty in staffing and managing widespread operations, restrictions on the import and export of technologies, political and economic conditions in foreign countries, and reduced protection for intellectual property rights.

We could infringe on the proprietary rights of others.

As we continue to develop and expand our products and services, we may become increasingly subject to infringement claims from third parties such as non-practicing entities, software providers and suppliers of data. Likewise, if we are unable to maintain adequate controls over how third-party software and data are used we may be subject to claims of infringement. Any claims, whether with or without merit, could:

•	be expensive and time-consuming to defend;

•	cause us to cease making, licensing or using applications that incorporate the challenged intellectual property;

•	require us to redesign our applications, if feasible;

•	divert management's attention and resources;

•	require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies; and

•	subject us to significant damages, penalties, fines, and costs associated with an adverse judgment or settlement.

We rely upon intellectual property rights to protect our, proprietary technology and information.

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

As of December 31, 2018, our total debt was approximately $1.8 billion and we had unused commitments of approximately $521.9 million under our Revolving Facility. Subject to the limitations contained in the Credit Agreement governing our credit facilities and our other debt instruments, we may incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other general corporate purposes. If we do so, the risks related to our level of debt could increase. Specifically, our level of debt could have important consequences to us, including increasing our vulnerability to adverse economic and industry conditions and compromising our flexibility to capitalize our business opportunities and to plan for, or react to, competitive pressures and changes in our business or market conditions.

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

We may not be able to generate sufficient cash to service all of our indebtedness.

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

We may not be able to attract and retain qualified management personnel.

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

Under the Tax Sharing Agreement, by and between FAC and FAFC, dated as of June 1, 2010 we entered into in connection with the Separation transaction, we are generally responsible for taxes attributable to our business, assets and liabilities and FAFC is generally responsible for all taxes attributable to members of the FAFC group of companies and the assets, liabilities or businesses of the FAFC group of companies. Generally, any liabilities arising from tax adjustments to consolidated tax returns for tax periods prior to and including the date of the Separation will be shared in proportion to each company's percentage of the tax liability for the relevant year (or partial year with respect to 2010), unless the adjustment is attributable to either party, in which case the adjustment will generally be for the account of such party. In addition to this potential liability associated with adjustments for prior periods, if FAFC were to fail to pay any tax liability it is required to pay under the Tax Sharing Agreement, we could be legally liable under applicable tax law for such tax liabilities and required to make additional tax payments. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of our agreed-upon share of tax liabilities.

If certain transactions, including internal transactions, undertaken in anticipation of the Separation are determined to be taxable for US federal income tax purposes, we, our stockholders that are subject to US federal income tax and FAFC will incur significant US federal income tax liabilities.

In connection with the Separation we received a private letter ruling from the IRS to the effect that, among other things, certain internal transactions undertaken in anticipation of the Separation will qualify for favorable treatment under the US Internal Revenue Code of 1986, as amended (the ‘‘Code’’), and the contribution by us of certain assets of the financial services businesses to FAFC and the pro-rata distribution to our shareholders of the common stock of FAFC will, except for cash received in lieu of fractional shares, qualify as a tax-free transaction for US federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. In addition, we received opinions of tax counsel to similar effect. The ruling and opinions relied on certain facts, assumptions, representations and undertakings from us and FAFC regarding the past and future conduct of the companies' respective businesses and other matters. If any of these facts, assumptions, representations or undertakings is incorrect or not otherwise satisfied, we and our stockholders may not be able to rely on the ruling or the opinions of tax counsel and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions of tax counsel, the IRS could determine on audit that the Separation is taxable if it determines that any of these facts, assumptions, representations or undertakings were not correct or have been violated or if it disagrees with the conclusions in the opinions that were not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of us or FAFC after the Separation. If the Separation is determined to be taxable for US federal and state income tax purposes, we and our stockholders that are subject to income tax could incur significant income tax liabilities.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2018, our real estate portfolio of 1.2 million square feet is comprised of leased property throughout 21 states in the US totaling approximately 1.1 million square feet, with another 105,000 square feet in the aggregate in Australia, Brazil, Bulgaria, Canada, France, Germany, India, New Zealand and the United Kingdom. Our properties range in size from a single property under 1,000 square feet to our large operations center in Irving, Texas totaling approximately 329,000 square feet. The lease governing our Irving, Texas property expires in March 2032. Our corporate headquarters are located in Irvine, California, where we occupy approximately 123,000 square feet and the lease governing the property expires in July 2021. In addition, we have total land holdings of approximately 40 acres located in Texas and Mississippi.

All properties are primarily used as offices and the leases governing the properties have varying expiration dates. The office facilities we occupy are, in all material respects, in good condition and adequate for their intended use.

Item 3. Legal Proceedings

For a description of our legal proceedings, see Note 14 - Litigation and Regulatory Contingencies and our discussion of discontinued operations within Note 2 - Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K, which is incorporated by reference in response to this item.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our common stock is listed on the New York Stock Exchange and trades under the symbol "CLGX". The approximate number of record holders of our common stock on February 22, 2019 was 2,453.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2018, we did not issue any unregistered shares of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In October 2018, the Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $500.0 million. As of December 31, 2018, we have $478.0 million in value of shares (inclusive of commissions and fees) available to be repurchased under the plan. The stock repurchase plan has no expiration date and repurchases may be made in the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan.

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

The following table summarizes our repurchase activity under our Board-approved stock repurchase plan for the three months ended December 31, 2018:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2018	489,200	$40.03	489,200	$480,417,324
November 1 to November 30, 2018	60,062	$40.87	60,062	$477,964,717
December 1 to December 31, 2018	—	$—	—	$477,964,717
Total	549,262	$40.12	549,262

(1)	Calculated inclusive of commissions.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that it is specifically incorporated by reference into such filing.

The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock with corresponding changes in the cumulative total returns of the Russell 2000 Index and two peer group indices. The comparison assumes an investment of $100 at the close of business on December 31, 2013 and reinvestment of dividends. This historical performance is not indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among CoreLogic, Inc., the Russell 2000 Index,
2017 Peer Group and 2018 Peer Group

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/13
12/14
12/15
12/16
12/17
12/18
CoreLogic, Inc.
Russell 2000
2017 Peer Group
2018 Peer Group

The 2017 Peer Group, which was used by the Board's Compensation Committee for 2017 compensation decisions, consisted of: Acxiom Corporation, Broadridge Financial Solutions, Inc., Black Knight Inc., CSG Systems International Inc., The Dun & Bradstreet Corporation, Equifax, Inc., Fair Isaac Corporation, Fidelity National Financial, Inc., First American Financial, Gartner, Inc., Jack Henry & Associates, Inc., TeraData Corporation and Verisk Analytics, Inc. In 2018, the Compensation Committee adopted the 2018 Peer Group for use in 2018 compensation decisions, modifying the 2017 Peer Group to add Euronet Worldwide, Fleetcor Technologies, Global Payments, Inc., and Paychex as well as remove CIBER Inc., and DST Systems, Inc., as they were both delisted and ceased trading. The 2018 Peer Group more accurately and appropriately reflects our business and the industries in which we compete.

Item 6. Selected Financial Data

The selected consolidated financial data for the five-year period ended December 31, 2018 has been derived from the consolidated financial statements. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto, “Item 1—Business—Corporate Events—Acquisitions” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Consolidated Results of Operations.” The consolidated statements of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015, and 2014 have been derived from financial statements not included herein.

(in thousands, except per share amounts)	For the Year Ended December 31,
Income Statement Data:	2018	2017	2016	2015	2014
Operating revenue	$1,788,378	$1,851,117	$1,952,557	$1,528,110	$1,405,040
Operating income	$222,618	$238,618	$277,940	$203,449	$170,517
Equity in earnings/(losses) of affiliates, net of tax	$1,493	$(1,186)	$496	$13,720	$14,120
Amounts attributable to CoreLogic:
Income from continuing operations, net of tax	$122,451	$149,534	$109,946	$128,400	$89,741
(Loss)/income from discontinued operations, net of tax	(587)	2,315	(1,466)	(556)	(16,653)
Gain/(loss) from sale of discontinued operations, net of tax	—	313	(1,930)	—	112
Net income attributable to CoreLogic	$121,864	$152,162	$106,550	$127,844	$73,200
Balance Sheet Data:
Total assets	$4,168,990	$4,077,413	$3,907,534	$3,673,716	$3,487,295
Long-term debt	$1,779,176	$1,753,570	$1,602,047	$1,336,674	$1,301,495
Total equity	$1,000,498	$1,007,876	$1,002,984	$1,049,490	$1,014,167
Amounts attributable to CoreLogic:
Basic income/(loss) per share:
Income from continuing operations, net of tax	$1.51	$1.79	$1.26	$1.44	$0.99
(Loss)/income from discontinued operations, net of tax	(0.01)	0.03	(0.02)	(0.01)	(0.18)
Gain/(loss) from sale of discontinued operations, net of tax	—	—	(0.02)	—	—
Net income attributable to CoreLogic	$1.50	$1.82	$1.22	$1.43	$0.81
Diluted income/(loss) per share:
Income from continuing operations, net of tax	$1.49	$1.75	$1.23	$1.42	$0.97
(Loss)/income from discontinued operations, net of tax	(0.01)	0.03	(0.02)	(0.01)	(0.18)
Gain/(loss) from sale of discontinued operations, net of tax	—	—	(0.02)	—	—
Net income attributable to CoreLogic	$1.48	$1.78	$1.19	$1.41	$0.79
Weighted average shares outstanding
Basic	80,854	83,499	87,502	89,070	90,825
Diluted	82,275	85,234	89,122	90,564	92,429

Item 7. Management’s Discussion and Analysis of Financial Condition and Consolidated Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation, statements regarding our future operations, financial condition and prospects, operating results, revenues and earnings liquidity, our estimated income tax rate, unrecognized tax positions, amortization expenses, impact of recent accounting pronouncements, our cost management program, our acquisition strategy and our growth plans, expectations regarding our recent acquisitions, share repurchases, the level of aggregate US mortgage originations and the reasonableness of the carrying value related to specific financial assets and liabilities.

Our expectations, beliefs, objectives, intentions and strategies regarding future results are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by our forward-looking statements.

We urge you to carefully consider risks and uncertainties and review the additional disclosures we make concerning risks and uncertainties that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Item 1A, “Risk Factors” in this 10-K, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC. We assume no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Annual Report on Form 10-K.

Business Overview

We are a leading global property information, analytics and data-enabled software platforms and services provider operating in North America, Western Europe and Asia Pacific. Our combined data from public, contributory and proprietary sources provides detailed coverage of property, mortgages and other encumbrances, property risk and replacement cost, consumer credit, tenancy, location, hazard risk and related performance information. We have more than one million users who rely on our data and predictive decision analytics to reduce risk, enhance transparency and improve the performance of their businesses.

We offer our clients a comprehensive national database covering real property and mortgage information, judgments and liens, building and replacement costs, parcel and geospatial data, criminal background records, eviction information, non-prime lending records, credit information, and tax information, among other data types. Our databases include over 900 million historical property transactions, over 100 million mortgage applications and property-specific data covering approximately 99% of US residential properties, as well as commercial locations, totaling nearly 150 million records. We are also the industry's first parcel-based geocoder and have developed a proprietary parcel database covering more than 150 million parcels across the US. We believe the quality of the data we offer is distinguished by our broad range of data sources and our experience in aggregating, organizing, normalizing, processing and delivering data to our clients.

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

Overview of Business Environment and Company Developments

Business Environment

The volume of US mortgage loan originations serves as a key market driver for more than half of our business. We believe the volume of real estate and mortgage transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, housing supply, employment levels and the overall state of the US economy. We believe mortgage origination unit volumes decreased by greater than 15% in 2018 relative to 2017, primarily due to significantly lower mortgage refinance volumes resulting from rising interest rates and other factors which are unfavorably impacting mortgage purchase volumes. Mortgage purchase volumes are also being impacted by multiple factors such as tight inventory supply, insufficient supply of new housing stock, and affordability, all of which we expect to continue for the foreseeable future. For 2019, we expect the trend in rising interest rates to continue and therefore we expect 2019 mortgage unit volumes to be approximately 5% lower relative to 2018 levels, mostly due to lower expected refinance activity.

We generate the majority of our revenues from clients with operations in the US residential real estate, mortgage origination and mortgage servicing markets. Approximately 31.3%, 38.7%, and 43.0% of our operating revenues for the year ended December 31, 2018, 2017 and 2016, respectively, were generated from our ten largest clients who consist of some of the largest US mortgage originators and servicers. None of our clients individually accounted for 10.0% or more of our operating revenues for the year ended December 31, 2018. One of our clients, Bank of America, accounted for 11.1% of our operating revenues for the year ended December 31, 2017, and two of our clients, Wells Fargo and Bank of America, accounted for 14.0% and 11.5%, respectively, of our operating revenues for the year ended December 31, 2016. Although both of our business segments report revenue from these clients, on a relative basis, UWS has higher customer concentrations.

Recent Company Developments

Business Exits & Transformation

In December 2018, we announced the intent to exit a loan origination software unit and its remaining legacy default management related platforms over the next 24 months, as well as accelerate our appraisal management company transformation program. We believe these actions will expand our overall profit margins and provide for enhanced long-term organic growth trends. We will assess and may incur cash and non-cash charges associated with these actions.

Acquisitions

During 2018, we completed the acquisitions of eTech, a la mode, HomeVisit and Symbility for total net cash of approximately $219.6 million, which were paid with available cash and additional borrowings on our Revolving Facility. See Note 17 - Acquisitions for further discussion. During 2018, we borrowed $191.2 million under the Revolving Facility. We also paid down $157.5 million, of which $90.0 million were advance payments, under the Term Facility. See Note 8 - Long Term Debt of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further discussion.

Technology Transformation

In September 2018, we announced the adoption of the GCP as a foundational element of our ongoing technology transformation program to further expand infrastructure capabilities and drive efficiencies. We expect to complete the initial deployment of GCP over the next 24 months. Once implemented, CoreLogic plans to leverage the capabilities of the cloud platform to achieve best-in-class system performance and reliability and to facilitate the deployment of unique business insights fueled by gold-standard data, information and analytics. Additionally, we expect to realize significant cost efficiencies and enhanced security.

Productivity & Cost Management

In line with our on-going commitment to operational excellence and margin expansion, we achieved our cost reduction target of $15.0 million in 2018. Savings were realized through the reduction of operating costs, selling, general and administrative costs, outsourcing certain business process functions, consolidation of facilities and other operational improvements.

Unless otherwise indicated, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K relate solely to the discussion of our continuing operations.

Consolidated Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Operating Revenues

Our consolidated operating revenues were $1.8 billion for the year ended December 31, 2018, a decrease of $62.7 million when compared to 2017, and consisted of the following:

(in thousands, except percentages)	2018	2017	$ Change	% Change
PIRM	$705,284	$703,032	$2,252	0.3%
UWS	1,093,846	1,157,432	(63,586)	(5.5)
Corporate and eliminations	(10,752)	(9,347)	(1,405)	15.0
Operating revenues	$1,788,378	$1,851,117	$(62,739)	(3.4)%

Our PIRM segment revenues increased by $2.3 million, or 0.3%, when compared to 2017. Acquisition activity contributed $21.8 million in 2018. Excluding acquisition activity, the decrease of $19.5 million was primarily due to lower property insights of $6.5 million from lower volumes, lower insurance & spatial solutions of $6.9 million from lower weather event-related revenues, the impact of unfavorable foreign exchange translation of $3.5 million within property insights and lower other revenues of $2.6 million.

Our UWS segment revenues decreased by $63.6 million, or 5.5%, when compared to 2017. Acquisition activity contributed $37.7 million in 2018. Excluding acquisition activity, the decrease of $101.3 million was primarily due to lower valuation solutions of $85.9 million, credit solutions of $9.6 million, flood data services of $4.2 million and other revenues of $1.6 million, mainly driven by lower mortgage market unit volumes and the impact of planned vendor diversification from key appraisal management clients. We also recorded the benefit of accelerated revenue recognition of approximately $23.7 million resulting from the amendment of a long-term contract in property tax solutions, which was entirely offset by lower mortgage market unit volumes.

Our corporate and eliminations revenues were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services (exclusive of depreciation and amortization)

Our consolidated cost of services was $921.4 million for the year ended December 31, 2018, a decrease of $53.4 million, or 5.5%, when compared to 2017. Acquisition activity contributed $22.3 million of additional cost in 2018. Excluding acquisition activity, the decrease of $75.7 million was primarily due to lower operating revenues.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $444.6 million for the year ended December 31, 2018, a decrease of $15.2 million, or 3.3%, when compared to 2017. Acquisition activity contributed an increase of $25.4 million in 2018. Excluding acquisition activity, the decrease of $40.6 million was primarily related to our ongoing operational efficiency programs, which reduced our personnel-related expenses by $36.0 million. In addition, we incurred lower legal settlement costs of $14.0 million and other expenses of $11.5 million. The decrease was partially offset by higher outsourced services of $20.9 million for initiatives and investments on data and technology capabilities.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $199.7 million for the year ended December 31, 2018, an increase of $21.9 million, or 12.3%, when compared to 2017, primarily due to acquisitions which contributed $12.5 million of additional expense. In addition, there was higher impairment charges on capitalized software of $7.7 million in the current year.

Operating Income

Our consolidated operating income was $222.6 million for the year ended December 31, 2018, a decrease of $16.0 million, or 6.7%, when compared to 2017, and consisted of the following:

(in thousands, except percentages)	2018	2017	$ Change	% Change
PIRM	$86,784	$89,129	$(2,345)	(2.6)%
UWS	239,219	233,366	5,853	2.5
Corporate and eliminations	(103,385)	(83,877)	(19,508)	23.3
Operating income	$222,618	$238,618	$(16,000)	(6.7)%

Our PIRM segment operating income decreased by $2.3 million, or 2.6%, when compared to 2017. Acquisition activity lowered operating income by $6.7 million in 2018 primarily due to investments on data and technology capabilities, and the amortization of acquisition-related intangible assets. Excluding acquisition activity, operating income increased by $4.4 million and operating margins increased 101 basis points primarily due to lower legal settlement costs of $14.0 million, partially offset by lower operating revenues.

Our UWS segment operating income increased by $5.9 million, or 2.5%, when compared to 2017. Excluding acquisition-related activity of $6.1 million, operating income decreased $0.2 million primarily due to lower mortgage market unit volumes, unfavorable product mix and higher impairment charges on capitalized software of $7.7 million. The decrease was partially offset by the benefit of accelerated revenue recognition resulting from the amendment of a long-term contract in our property tax solutions operations. Operating margins increased 197 basis points compared to 2017.

Corporate and eliminations had an unfavorable variance of $19.5 million, or 23.3%, primarily due to higher investments on data and technology capabilities.

Total Interest Expense, Net

Our consolidated total interest expense, net was $74.0 million for the year ended December 31, 2018, an increase of $12.2 million, or 19.7%, when compared to 2017. The increase was primarily due to a higher average outstanding principal balance and higher interest rates.

Loss on Early Extinguishment of Debt

Our consolidated loss on early extinguishment of debt decreased $1.8 million when compared to 2017. For the year ended December 31, 2017, we wrote-off unamortized debt issuance costs of $1.8 million due to financing activities in August 2017.

Impairment Loss on Investment in Affiliates

Our consolidated impairment loss on investment in affiliates was $3.8 million for the year ended December 31, 2017, representing other-than-temporary losses in value in investments, due to our expected inability to recover the carrying amount of the investments.

Gain/(loss) on Investments and Other, Net

Our consolidated gain on investments and other, net was $18.0 million for the year ended December 31, 2018, a favorable variance of $20.3 million when compared to 2017. The variance is primarily due to higher gains of $15.3 million largely due to the current year purchase of the remaining interest of an equity-method investment, a current year gain of $3.3 million from a long-term investment, and a gain of $1.7 million from the sale of a non-core business.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations was $45.7 million and $18.2 million for the years ended December 31, 2018 and 2017, respectively. Our effective income tax rate was 27.4% and 10.8% for the years ended December 31, 2018 and 2017, respectively. The increase in the effective income tax rate was primarily due to the enactment of the Tax Cuts and Jobs Act ("TCJA"), which resulted in the one-time charge for the transition tax in 2018 of $12.5 million and the 2017 provisional benefit of $38.0 million for remeasuring our deferred taxes. The increase was partially offset by the lower income tax rate in effect under TCJA.

Loss from Discontinued Operations, Net of Tax

Our consolidated loss from discontinued operations, net of tax was $0.6 million for the year ended December 31, 2018, an unfavorable variance of $2.9 million, when compared to 2017, due primarily to a legal settlement gain in the prior year.

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

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses was $459.8 million for the year ended December 31, 2017, an increase of $1.7 million, or 0.4%, when compared to 2016. Acquisition activity contributed an increase of $7.2 million in 2017. Excluding acquisition activity, the decrease of $5.5 million was primarily due to lower personnel-related expenses of $59.8 million largely from lower variable compensation and the favorable impact of our ongoing operational efficiency programs. These programs also lowered real estate facility costs by $2.3 million, travel and communication costs by $2.4 million and other costs by $9.4 million, partially offset by higher legal settlement costs of $14.0 million, higher external services costs of $32.4 million (including investments in technology, innovation and compliance-related capabilities) and higher professional fees of $22.0 million.

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

Loss on Early Extinguishment of Debt

Our consolidated loss on early extinguishment of debt was $1.8 million for the year ended 2017, a decrease of $24.8 million when compared to 2016. The decrease is primarily related to losses on our extinguishment of debt of $24.4 million in connection with the redemption of all outstanding balances under the 7.25% senior notes in July 2016 and $2.2 million in connection with the pay down on the 7.55% senior debentures in November 2016. For the year ended December 31, 2017, we wrote-off unamortized debt issuance costs of $1.8 million due to financing activities in August 2017.

Impairment Loss on Investment in Affiliates

Our consolidated impairment loss on investment in affiliates was $3.8 million for the year ended December 31, 2017, a decrease of $19.6 million, or 83.7%. Such write-downs are due to other-than-temporary losses in value in investments, reflecting our expected inability to recover the carrying amount of the investments.

Loss on Investments and Other, Net

Our consolidated loss on investments and other, net was $2.3 million for the year ended December 31, 2017, an unfavorable variance of $22.1 million when compared to 2016. The variance is primarily due to the prior year gain of $8.0 million on the fair value adjustment of the contingent consideration related to the acquisition of FNC, Inc. ("FNC") in April 2016, prior year gain of $11.4 million from the sale of investments, prior year losses of $2.0 million related to supplemental benefit plans, 2017 losses of $5.1 million from the final settlement of a previously terminated pension plan, as well as net losses of $1.9 million in connection with the purchase of Mercury Network LLC ("Mercury"), partially offset by higher realized gains on investments of $2.3 million.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations was $18.2 million and $54.5 million for the years ended December 31, 2017 and 2016, respectively. Our effective income tax rate was 10.8% and 33.3% for the years ended December 31, 2017 and 2016, respectively. The change in the effective income tax rate was primarily due to the enactment of the TCJA enacted in December 2017, which required the remeasurement of our federal deferred tax assets and liabilities due to the reduction of US corporate income tax rate from 35.0% to 21.0%. See Note 15 - Income Taxes of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further discussion.

Income from Discontinued Operations, Net of Tax

Our consolidated income from discontinued operations, net of tax was $2.3 million for the year ended December 31, 2017, a favorable variance of $3.8 million, when compared to 2016, due primarily to a legal settlement gain in the current year, partially offset by legal costs.

Liquidity and Capital Resources

Cash and cash equivalents totaled $85.3 million and $118.8 million as of December 31, 2018 and 2017, respectively, representing a decrease of $33.5 million. As of December 31, 2018, our cash balances held in foreign jurisdictions totaled $52.2 million and are primarily related to our international operations. We plan to maintain significant cash balances outside the US for the foreseeable future.

Restricted cash of $13.0 million and $13.4 million at December 31, 2018 and 2017, respectively, is comprised of certificates of deposit that are pledged for various letters of credit/bank guarantees secured by us, escrow accounts due to acquisitions and divestitures as well as short-term investments within our deferred compensation plan trust.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in operating assets and liabilities. Total cash provided by operating activities was $355.1 million, $385.9 million and $413.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. The decrease in cash provided by operating activities in 2018 relative to 2017 was primarily due to unfavorable changes in working capital and a prior year favorable legal settlement within our discontinued operations, partially offset by higher net earnings as adjusted to exclude non-cash items.

The decrease in cash provided by operating activities in 2017 relative to 2016 was primarily due to lower net earnings as adjusted to exclude non-cash items, partially offset by favorable changes in working capital and an increase in cash provided by operating activities from our discontinued operations of $4.1 million in 2017 attributable to a favorable legal settlement.

Investing Activities. Total cash used in investing activities consisted primarily of capital expenditures, acquisitions and dispositions. Cash used in investing activities was approximately $308.9 million, $268.9 million, and $474.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Cash used in investing activities from continuing operations during 2018 was primarily related to net cash paid for acquisitions, including eTech for $21.2 million, a la mode for $120.3 million, HomeVisit for $12.6 million and Symbility for $66.0 million. Further, we had investments in property and equipment and capitalized data of $62.3 million and $35.1 million, respectively, proceeds from the sale of investments of $4.7 million, and $3.2 million in proceeds from the sale of a business-line.

Cash used in investing activities from continuing operations during 2017 was primarily related to net cash paid for acquisitions, including Mercury for $153.0 million, Myriad Development, Inc. for $22.0 million and Clareity Security, LLC for $15.0 million. Further, we had investments in property and equipment and capitalized data of $40.5 million and $35.0 million, respectively, and purchases of investments of $5.9 million.

Cash used in investing activities from continuing operations during 2016 was primarily related to net cash paid for acquisitions, including $394.9 million for FNC in April 2016, $18.0 million for the remaining interest in PropertyIQ Ltd. in January 2016 and $2.0 million for other acquisitions that were not significant. Further, we had investments in property and equipment and capitalized data of $45.2 million and $35.5 million, respectively, and purchases of investments of $3.4 million; partially offset by proceeds from the sale of marketable securities of $21.8 million and proceeds from the sale of investments of $2.5 million.

For the year ending December 31, 2019, we anticipate investing between $90 million and $100 million in capital expenditures for property and equipment and capitalized data. Capital expenditures are expected to be funded by a combination of existing cash balances, cash generated from operations or additional borrowings under our Revolving Facility.

Financing Activities. Total cash used in financing activities was $82.7 million and $73.4 million for the years ended December 31, 2018 and 2017, respectively. Total cash provided by financing activities was $41.1 million for the year ended December 31, 2016.

Net cash used in financing activities during 2018 was primarily comprised of repayment of long-term debt of $173.2 million and share repurchases of $109.1 million, partially offset by net settlement from share-based compensation related transactions of $8.3 million and proceeds from debt issuance of $191.3 million.

Net cash used in financing activities during 2017 was primarily comprised of repayment of long-term debt of $1.8 billion, share repurchases of $207.4 million, debt issuance costs of $14.3 million and net settlement from share-based compensation related transactions of $4.4 million, partially offset by proceeds from debt issuance of $2.0 billion.

Net cash provided by financing activities during 2016 was primarily comprised of proceeds from debt issuance of $962.0 million and net settlement from share-based compensation related transactions of $6.7 million, partially offset by repayment of long-term debt of $710.0 million, share repurchases of $195.0 million, debt extinguishment premiums of $16.3 million and debt issuance costs of $6.3 million.

Financing and Financing Capacity

We had total debt outstanding of $1.8 billion and $1.8 billion as of December 31, 2018 and 2017, respectively. Our significant debt instruments are described below.

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

At December 31, 2018, we had borrowing capacity of $521.9 million under the Revolving Facility and we were in compliance with all of our covenants under the Credit Agreement. However, if we have a significant increase in our outstanding debt or if our covenant EBITDA decreases significantly, we may be unable to incur additional indebtedness, and the lenders under the Credit Agreement may be unwilling to permit us to amend the financial or restrictive covenants described above to provide additional flexibility. See Note 8 -Long Term Debt for further discussion.

As of December 31, 2018 and 2017, we recorded $0.7 million and $1.0 million, respectively, of accrued interest expense.

Interest Rate Swaps

We have entered into amortizing interest rate swaps (the "Swaps") in order to convert a portion of our interest rate exposure on the Credit Agreement floating rate borrowings from variable to fixed. Under the Swaps, we agree to exchange floating rate for fixed rate interest payments periodically over the life of the agreement. The floating rates in our Swaps are based on the one-month London interbank offering rate. The notional balances, terms and maturities of our Swaps are designed to have at least 50% of our debt as fixed rate.

As of December 31, 2018, our Swaps have a combined remaining notional balance of $1.5 billion, a weighted average fixed interest rate of 1.84% (rates range from 1.03% to 2.98%) and scheduled terminations through December 2025. As previously indicated, notional balances under our Swaps are scheduled to increase and decrease over their contract lengths based on our expectations of variable debt levels. Currently, we have scheduled notional amounts of between $1.5 billion and $1.3 billion through December 2020, then $1.2 billion and $1.0 billion through August 2022 and $400.0 million thereafter until December 2025. Approximate weighted average fixed interest rates for the aforementioned time intervals are 2.15%, 2.70%, and 2.98%, respectively.

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

During the years ended December 31, 2018, 2017 and 2016, we repurchased approximately 2.3 million, 4.6 million and 5.0 million shares of our common stock for $109.1 million, $207.4 million and $195.0 million, respectively, including commission costs.

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

Contractual Obligations

A summary, by due date, of our total contractual obligations at December 31, 2018, is as follows:

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Operating leases	$26,738	$44,627	$21,057	$57,179	$149,601
Long-term debt	26,935	362,494	1,393,405	14,645	1,797,479
Interest payments related to debt (1)	78,787	150,477	41,215	4,974	275,453
Total (2)	$132,460	$557,598	$1,455,677	$76,798	$2,222,533

(1)	Estimated interest payments, net of the effect of our Swaps, are calculated assuming interest rates at December 31, 2018 over minimum maturity periods specified in debt agreements.

(2)
Excludes a net liability of $9.8 million related to uncertain tax positions including associated interest and penalties, and deferred compensation of $31.8 million due to uncertainty of payment period.

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

Operating Revenue Recognition. We derive our operating revenues primarily from US mortgage lenders, servicers and insurance companies with good creditworthiness. Operating revenue arrangements are written and specify the products or services to be delivered, pricing and payment terms. Operating revenue is recognized when the distinct good or service, or performance obligation, is delivered and control has been transferred to the client. Generally, clients contract with us to provide products and services that are highly interrelated and not separately identifiable. Therefore, the entire contract is accounted for as one performance obligation. At times, some of our contracts have multiple performance obligations where we allocate the total price to each performance obligation based on the estimated relative standalone selling price using observable sales or the cost-plus margin approach.

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

See further discussion in Note 11 - Operating Revenues.

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

For other indefinite-lived intangible assets, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then quantitative impairment testing is performed. In assessing the fair value of indefinite-lived intangibles, we compare the fair value of the asset to its carrying value to determine if there is an impairment. If the fair value of the asset is less than its carrying value, an impairment loss is recorded. See further discussion in Note 4 – Goodwill, Net of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further discussion.

As of December 31, 2018, our reporting units related to continuing operations are PIRM and UWS. During the fourth quarter of 2018, we elected to perform a quantitative impairment test on our reporting units without first assessing qualitative factors. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. Key assumptions used to determine the fair value of our reporting units in our testing were: (a) expected cash flows for the period from 2019 to 2024; and (b) discount rates ranging from 9.0% and 10.5%, which were based on management's best estimate of an after-tax weighted average cost of capital. We noted no indicators of impairment on our reporting units related to continuing operations through our Step 1 analysis. It is reasonably possible that changes in the facts, judgments, assumptions and estimates used in assessing the fair value of the goodwill could cause a reporting unit to become impaired.

Income taxes. We account for income taxes under the asset and liability method, whereby we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as expected benefits of utilizing net operating loss and credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates we expect to apply in the years in which we expect to recover or settle those temporary differences. We recognize in income the effect of a change in tax rates on deferred tax assets and liabilities in the period that includes the enactment date.

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

Share-based compensation. Our primary means of providing share-based compensation is granting restricted stock units (“RSUs”) and performance-based restricted stock units (“PBRSUs”). The fair value of any grant is based on the market value of our shares on the date of grant and is generally recognized as compensation expense over the vesting period. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide services in exchange for the award. We utilize the Monte-Carlo simulation method to estimate the fair value for any PBRSUs granted and the Black-Scholes model to estimate the fair value of stock options. We apply the straight-line single option method of attributing the value of share-based compensation expense. As share-based compensation expense recognized in results of operations is based on awards ultimately expected to vest, share-based compensation expense has been reduced for forfeitures. Forfeitures are recognized at the time they occur. We apply the long-form method for determining the pool of windfall tax benefits.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk relates to interest-rate risk associated with certain financial instruments. We monitor our risk associated with fluctuations in interest rates and currently use derivative financial instruments to hedge some of these risks. We have entered into Swaps in order to convert a portion of our interest rate exposure on the Credit Agreement floating rate borrowings from variable to fixed. Under the Swaps, we agree to exchange floating rate for fixed rate interest payments periodically over the life of the agreement. The floating rates in our Swaps are based on the one-month London interbank offering rate. The notional balances, terms and maturities of our Swaps are currently designed to have at least 50% of our debt as fixed rate.

As of December 31, 2018, our Swaps have a combined remaining notional balance of $1.5 billion, a weighted average fixed interest rate of 1.84% (rates range from 1.03% to 2.98%) and scheduled terminations through December 2025. As previously indicated, notional balances under our Swaps are scheduled to increase and decrease over their contract lengths based on our expectations of variable debt levels. Currently, we have scheduled notional amounts of between $1.5 billion and $1.3 billion through December 2020, then $1.2 billion and $1.0 billion through August 2022 and $400.0 million thereafter until December 2025. Approximate weighted average fixed interest rates for the aforementioned time intervals are 2.15%, 2.70%, and 2.98%, respectively. We have designated the Swaps as cash flow hedges. See Note 8 - Long-Term Debt included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information.

As of December 31, 2018, we had approximately $1.8 billion in long-term debt outstanding, predominately all of which was variable interest rate debt. As of December 31, 2018, the remaining notional balance of the Swaps was $1.5 billion. A hypothetical 1% increase or decrease in interest rates could result in an approximately $0.7 million change to interest expense on a quarterly basis.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CoreLogic, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CoreLogic, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded eTech Solutions Limited (“eTech”), a la mode technologies, LLC (“a la mode”), Symbility Solutions, Inc. (“Symbility”), and Breakaway Holdings, LLC (“Homevisit”) from its assessment of internal control over financial reporting as of December 31, 2018 because they were acquired by the Company in purchase business combinations during 2018. We have also excluded eTech, a la mode, Symbility, and Homevisit from our audit of internal control over financial reporting. eTech, a la mode, Symbility, and Homevisit are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 4.2% and 1.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

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

/s/ PricewaterhouseCoopers LLP
Irvine, California
February 27, 2019

We have served as the Company’s auditor since 1954, which includes periods prior to the Company’s separation from its predecessor (The First American Corporation) in 2010.

CoreLogic, Inc.
Consolidated Balance Sheets
As of December 31, 2018 and 2017

(in thousands, except par value)
Assets	2018	2017
Current assets:
Cash and cash equivalents	$85,271	$118,804
Accounts receivable (less allowances of $5,742 and $8,229 in 2018 and 2017, respectively)	242,814	256,595
Prepaid expenses and other current assets	50,136	47,220
Income tax receivable	25,299	7,649
Total current assets	403,520	430,268
Property and equipment, net	456,497	447,659
Goodwill, net	2,391,954	2,250,599
Other intangible assets, net	468,405	475,613
Capitalized data and database costs, net	324,049	329,403
Investment in affiliates, net	22,429	38,989
Other assets	102,136	104,882
Total assets	$4,168,990	$4,077,413
Liabilities and Equity
Current liabilities:
Accounts payable and other accrued expenses	$166,258	$145,655
Accrued salaries and benefits	84,940	93,717
Contract liabilities, current	308,959	303,948
Current portion of long-term debt	26,935	70,046
Total current liabilities	587,092	613,366
Long-term debt, net of current	1,752,241	1,683,524
Contract liabilities, net of current	524,069	504,900
Deferred income tax liabilities	124,968	102,571
Other liabilities	180,122	165,176
Total liabilities	3,168,492	3,069,537

Equity:
CoreLogic, Inc.'s ("CoreLogic") stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 80,092 and 80,885 shares issued and outstanding as of December 31, 2018 and 2017, respectively	1	1
Additional paid-in capital	160,870	224,455
Retained earnings	975,375	877,111
Accumulated other comprehensive loss	(135,748)	(93,691)
Total CoreLogic stockholders' equity	1,000,498	1,007,876
Total liabilities and equity	$4,168,990	$4,077,413

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2018, 2017 and 2016

(in thousands, except per share amounts)	2018	2017	2016
Operating revenue	$1,788,378	$1,851,117	$1,952,557
Cost of services (exclusive of depreciation and amortization)	921,429	974,851	1,043,937
Selling, general and administrative expenses	444,614	459,842	458,102
Depreciation and amortization	199,717	177,806	172,578
Total operating expenses	1,565,760	1,612,499	1,674,617
Operating income	222,618	238,618	277,940
Interest expense:
Interest income	1,577	1,532	3,052
Interest expense	75,551	63,356	63,392
Total interest expense, net	(73,974)	(61,824)	(60,340)
Loss on early extinguishment of debt	—	(1,775)	(26,624)
Tax indemnification release	—	—	(23,350)
Impairment loss on investment in affiliates	—	(3,811)	(23,431)
Gain/(loss) on investments and other, net	18,005	(2,316)	19,779
Income from continuing operations before equity in earnings/(losses) of affiliates and income taxes	166,649	168,892	163,974
Provision for income taxes	45,691	18,172	54,524
Income from continuing operations before equity in earnings/(losses) of affiliates	120,958	150,720	109,450
Equity in earnings/(losses) of affiliates, net of tax	1,493	(1,186)	496
Net income from continuing operations	122,451	149,534	109,946
(Loss)/income from discontinued operations, net of tax	(587)	2,315	(1,466)
Gain/(loss) from sale of discontinued operations, net of tax	—	313	(1,930)
Net income	121,864	152,162	106,550
Basic income/(loss) per share:
Net income from continuing operations	$1.51	$1.79	$1.26
(Loss)/income from discontinued operations, net of tax	(0.01)	0.03	(0.02)
Gain/(loss) from sale of discontinued operations, net of tax	—	—	(0.02)
Net income	$1.50	$1.82	$1.22
Diluted income/(loss) per share:
Net income from continuing operations	$1.49	$1.75	$1.23
(Loss)/income from discontinued operations, net of tax	(0.01)	0.03	(0.02)
Gain/(loss) from sale of discontinued operations, net of tax	—	—	(0.02)
Net income	$1.48	$1.78	$1.19
Weighted-average common shares outstanding:
Basic	80,854	83,499	87,502
Diluted	82,275	85,234	89,122

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2018, 2017 and 2016

(in thousands)	2018	2017	2016
Net income	$121,864	$152,162	$106,550
Other comprehensive (loss)/income:
Adoption of new accounting standards	408	—	—
Market value adjustments to marketable securities, net of tax	—	—	(550)
Market value adjustments on interest rate swaps, net of tax	(10,377)	5,481	4,618
Foreign currency translation adjustments	(33,767)	22,440	(3,642)
Supplemental benefit plans adjustments, net of tax	1,679	806	(2,728)
Total other comprehensive (loss)/income	(42,057)	28,727	(2,302)
Comprehensive income	$79,807	$180,889	$104,248

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2018, 2017 and 2016

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2015	88,228	$1	$551,206	$618,399	$(120,116)	$1,049,490
Net income	—	—	—	106,550	—	106,550
Shares repurchased and retired	(5,000)	—	(195,003)	—	—	(195,003)
Shares issued in connection with share-based compensation	1,140	—	14,907	—	—	14,907
Tax withholdings related to net share settlements	—	—	(10,507)	—	—	(10,507)
Share-based compensation	—	—	39,849	—	—	39,849
Other comprehensive loss	—	—	—	—	(2,302)	(2,302)
Balance at December 31, 2016	84,368	$1	$400,452	$724,949	$(122,418)	$1,002,984
Net income	—	—	—	152,162	—	152,162
Shares repurchased and retired	(4,638)	—	(207,416)	—	—	(207,416)
Shares issued in connection with share-based compensation	1,155	—	9,595	—	—	9,595
Tax withholdings related to net share settlements	—	—	(14,043)	—	—	(14,043)
Share-based compensation	—	—	35,867	—	—	35,867
Other comprehensive income	—	—	—	—	28,727	28,727
Balance at December 31, 2017	80,885	$1	$224,455	$877,111	$(93,691)	$1,007,876
Adoption of new accounting standards	—	—	—	(23,600)	408	(23,192)
Net income	—	—	—	121,864	—	121,864
Shares repurchased and retired	(2,300)	—	(109,063)	—	—	(109,063)
Shares issued in connection with share-based compensation	1,507	—	21,140	—	—	21,140
Tax withholdings related to net share settlements	—	—	(12,858)	—	—	(12,858)
Share-based compensation	—	—	37,196	—	—	37,196
Other comprehensive loss	—	—	—	—	(42,465)	(42,465)
Balance at December 31, 2018	80,092	$1	$160,870	$975,375	$(135,748)	$1,000,498

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2018, 2017 and 2016

(in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$121,864	$152,162	$106,550
Less: (Loss)/income from discontinued operations, net of tax	(587)	2,315	(1,466)
Less: Gain/(loss) from sale of discontinued operations, net of tax	—	313	(1,930)
Net income from continuing operations	122,451	149,534	109,946
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	199,717	177,806	172,578
Amortization of debt issuance costs	5,434	5,650	5,785
Provision for bad debts and claim losses	13,467	16,725	18,869
Share-based compensation	37,196	35,867	39,849
Tax benefit related to stock options	—	—	(2,315)
Equity in (earnings)/losses of investee, net of taxes	(1,493)	1,186	(496)
Gain on sale of property and equipment	(32)	(246)	(31)
Loss on early extinguishment of debt	—	1,775	26,624
Deferred income tax	26,940	(40,769)	18,213
Impairment loss on investment in affiliates	—	3,811	23,431
Tax indemnification release	—	—	23,350
(Gain)/loss on investments and other, net	(18,005)	2,316	(19,779)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	21,093	15,522	(24,391)
Prepaid expenses and other assets	(1,158)	4,942	2,823
Accounts payable and other accrued expenses	(17,957)	(44,629)	(29,267)
Contract liabilities	(15,983)	36,577	53,682
Income taxes	(1,142)	(43)	28,740
Dividends received from investments in affiliates	775	1,198	9,044
Other assets and other liabilities	(16,185)	14,987	(42,666)
Net cash provided by operating activities - continuing operations	355,118	382,209	413,989
Net cash (used in)/provided by operating activities - discontinued operations	(5)	3,655	(444)
Total cash provided by operating activities	$355,113	$385,864	$413,545
Cash flows from investing activities:
Purchases of subsidiary shares from and other decreases in noncontrolling interests	$—	$—	$(18,023)
Purchases of property and equipment	(62,304)	(40,508)	(45,211)
Purchases of capitalized data and other intangible assets	(35,075)	(34,990)	(35,507)
Cash paid for acquisitions, net of cash acquired	(219,588)	(188,854)	(396,941)
Cash received from sale of business-line	3,178	—	—
Purchases of investments	—	(5,900)	(3,366)
Proceeds from sale of marketable securities	—	—	21,819
Proceeds from sale of property and equipment	207	335	31
Proceeds from sale of investments and other	4,716	1,000	2,451
Net cash used in investing activities - continuing operations	(308,866)	(268,917)	(474,747)
Net cash provided by investing activities - discontinued operations	—	—	—

Total cash used in investing activities	$(308,866)	$(268,917)	$(474,747)
Cash flows from financing activities:
Proceeds from long-term debt	$191,291	$1,995,000	$962,000
Debt issuance costs	—	(14,294)	(6,314)
Debt extinguishment premium	—	—	(16,271)
Repayments of long-term debt	(173,236)	(1,842,290)	(709,983)
Shares repurchased and retired	(109,063)	(207,416)	(195,003)
Proceeds from issuance of shares in connection with share-based compensation	21,140	9,595	14,907
Minimum tax withholdings related to net share settlements	(12,858)	(14,043)	(10,507)
Tax benefit related to stock options	—	—	2,315
Net cash (used in)/provided by financing activities - continuing operations	(82,726)	(73,448)	41,144
Net cash provided by financing activities - discontinued operations	—	—	—
Total cash (used in)/provided by financing activities	$(82,726)	$(73,448)	$41,144
Effect of exchange rate on cash, cash equivalents and restricted cash	2,575	(1,325)	2
Net change in cash, cash equivalents and restricted cash	$(33,904)	$42,174	$(20,056)
Cash, cash equivalents and restricted cash at beginning of year	132,154	89,980	110,036
Less: Change in cash, cash equivalents and restricted cash - discontinued operations	(5)	3,655	(444)
Plus: Cash swept (to)/from discontinued operations	(5)	3,655	(444)
Cash, cash equivalents and restricted cash at end of year	$98,250	$132,154	$89,980

Supplemental disclosures of cash flow information:
Cash paid for interest	$68,539	$53,455	$58,566
Cash paid for income taxes	$26,780	$71,697	$31,382
Cash refunds from income taxes	$3,663	$9,413	$537
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and other accrued expenses	$14,742	$5,524	$23,108

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

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

We became a stand-alone public company on June 1, 2010, when we completed a transaction under which we separated the financial services businesses of our predecessor company, The First American Corporation ("FAC") (referred to as the "Separation"). We formed a new, publicly-traded, New York Stock Exchange-listed company called First American Financial Corporation (“FAFC”) through a distribution (the “Distribution”) of all of the outstanding shares of FAFC to the holders of our common shares, par value $1.00 per share, as of May 26, 2010. After the Distribution, we retained the information solutions businesses as further described above. To effect the Separation, we entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) that governs the rights and obligations of us and FAFC regarding the Distribution. It also governs the on-going relationship between us and FAFC subsequent to the completion of the Separation and provides for the allocation of assets and liabilities between us and FAFC. In addition, we also entered into a Tax Sharing Agreement (the “Tax Sharing Agreement”). While we are a party to the Separation and Distribution Agreement and various other agreements relating to the Separation, we have determined that we have no material continuing involvement in the operations of FAFC.

FAC was incorporated in California in 1894, and as part of the Separation, we reincorporated in Delaware on June 1, 2010, changed our name to CoreLogic, Inc. and began trading on the New York Stock Exchange under the symbol “CLGX.” As used herein, the terms "CoreLogic," the "Company," "we," "our" and "us" refer to CoreLogic, Inc. and our consolidated subsidiaries, except where it is clear that the terms mean only CoreLogic, Inc. and not our subsidiaries.

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

Client Concentration

We generate the majority of our revenues from clients with operations in the United States ("US") residential real estate, mortgage origination and mortgage servicing markets. Approximately 31.3%, 38.7%, and 43.0% of our operating revenues for the year ended December 31, 2018, 2017 and 2016, respectively, were generated from our ten largest clients who consist of the largest US mortgage originators and servicers. No client accounted for 10.0% or more of our operating revenues for the year ended December 31, 2018. One of our clients accounted for 11.1% of our operating revenues for the year ended December 31, 2017, and two of our clients accounted for 14.0% and 11.5%, respectively, of our operating revenues for the year ended December 31, 2016. Both our PIRM and UWS segments reported revenue from these clients.

Out-of-Period Adjustments

During the years ended December 31, 2017 and 2016, we identified prior period errors which had overstated our provision for deferred income taxes by a total of $7.4 million prior to 2016. We corrected these items in the periods of

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

identification by recording a reduction to deferred income tax expense of $4.3 million and $3.1 million in the years ended December 31, 2017 and 2016, respectively, within continuing operations.

We assessed the materiality of the aforementioned errors individually and in the aggregate and concluded that the errors were not material to the results of operations or financial condition for the respective annual or interim periods presented.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting policies ("GAAP") requires management to make estimates and assumptions that affect the financial statements. Actual results could differ from the estimates and assumptions used.

Cash, Cash Equivalents and Restricted Cash

We deem the carrying value of cash, cash equivalents and restricted cash to be a reasonable estimate of fair value due to the nature of these instruments. Restricted cash is comprised of certificates of deposit that are pledged for various letters of credit/bank guarantees secured by us, escrow accounts due to acquisitions and divestitures as well as short-term investments within our deferred compensation plan trust. The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows:

(in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$85,271	$118,804	$72,031
Restricted cash included in other assets	9,967	9,850	17,949
Restricted cash included in prepaid expenses and other current assets	3,012	3,500	—
Total cash, cash equivalents, and restricted cash	$98,250	$132,154	$89,980

Accounts Receivable

Accounts receivable are generally due from mortgage originators and servicers, financial institutions, insurers, government and government-sponsored enterprises located throughout the US and abroad. Credit is extended based on an evaluation of the client’s financial condition and, generally, collateral is not required.

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
For the Years Ended December 31, 2018, 2017 and 2016

Capitalized Data and Database Development Costs, Net

Capitalized data and database development costs represent our cost to acquire or develop the proprietary databases of information for client use. The costs are capitalized from the time the third-party data is acquired until the information is ready for use, assuming both the preliminary project stage is complete and management has authorized funding for the completion of the data project. Property and eviction data costs are amortized using the straight-line method over estimated useful lives of 5 to 25 years.

The carrying value of our flood data zone certification was $55.4 million as of December 31, 2018 and 2017. Because properly maintained flood zone databases have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. We periodically analyze our assets for impairment. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors. See further discussion in Note 6 – Capitalized Data and Database Development Costs, Net.

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

Goodwill

Every fourth quarter, we perform an annual impairment test for goodwill and other indefinite-lived intangible assets for each reporting unit: Property Intelligence & Risk Management Solutions ("PIRM") and Underwriting & Workflow Solutions ("UWS"). We may also perform an impairment test on an interim basis if an indicator of impairment is present. In assessing the overall carrying value of our goodwill and other intangibles, we could first assess qualitative factors to determine whether the fair value of a reporting unit is less than its carrying amount. Examples of such events or circumstances include the following: cost factors, financial performance, legal and regulatory factors, entity specific events, industry and market factors, macroeconomic conditions and other considerations. For goodwill, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then quantitative impairment testing is performed. We could also elect to perform a quantitative impairment test without first assessing qualitative factors. In analyzing goodwill for the quantitative impairment test, we use a combination of the income and market approach.

If the fair value of the reporting unit exceeds its carrying value, then goodwill is not considered impaired and no additional analysis is required. However, if the book value is greater than the fair value, an impairment loss is recorded for the excess. The valuation of goodwill requires assumptions and estimates of many critical factors including revenue growth, cash flows, market multiples and discount rates. See further discussion in Note 4 – Goodwill, Net.

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

Other Intangible Assets

Our intangible assets consist of client lists, tradenames and licenses, as well as non-compete agreements. Each of these intangible assets is amortized on a straight-line basis over its useful life ranging from 2 to 25 years and is subject to impairment tests if an indicator of impairment is present.

Long-Lived Assets

Long-lived assets held and used include property and equipment, capitalized software and other intangible assets. Management uses estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of long-lived

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

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

Discontinued Operations

In September 2014, we completed the sale of our collateral solutions and field services businesses, which were included in the former reporting segment Asset Management and Processing Solutions ("AMPS"). In 2011 and 2012, we completed the wind down of our consumer and marketing services, as well as our appraisal management businesses, which were included in our existing segments. In December 2010, we completed the sale of our Employer and Litigation Services businesses ("ELI"). Each of these businesses is reflected in our accompanying consolidated financial statements as discontinued operations and the results of these businesses in the prior years have been recast to conform to the current presentation.

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

For the year ended December 31, 2018, we recorded a loss from discontinued operations, net of tax, of $0.6 million primarily attributable to legal losses recorded in both ELI and AMPS. For the year ended December 31, 2017, we recorded income from discontinued operations, net of tax, of $2.3 million primarily attributable to a pre-tax favorable legal settlement in AMPS of $4.5 million offset by a loss, net of tax, of $0.4 million in ELI. For the year ended December 31, 2016, we recorded a loss from discontinued operations, net of tax, of $1.5 million primarily attributable to losses of $1.0 million and $0.5 million in ELI and AMPS, respectively, driven by higher professional fees.

For the year ended December 31, 2017 and 2016, we recorded a $0.3 million gain and a $1.9 million loss, respectively, on the sale of discontinued operations, net of tax. The 2016 loss was related to a settlement pertaining to transaction payments under an amendment to the sale agreement of AMPS.

As of December 31, 2018 and 2017, we recorded assets from discontinued operations of $0.6 million and $0.4 million, respectively, mainly consisting of deferred income tax assets. These amounts are included within prepaid expenses and other current assets in the accompanying consolidated balance sheet. As of December 31, 2018 and 2017, we recorded liabilities from discontinued operations of $2.2 million and $1.8 million, respectively, mainly consisting of legal related accruals. These amounts are included within accounts payable and other accrued expenses in the accompanying consolidated balance sheet.

Operating Revenue Recognition

We derive our operating revenues primarily from US mortgage lenders, servicers and insurance companies with good creditworthiness. Operating revenue arrangements are written and specify the products or services to be delivered, pricing and payment terms. Operating revenue is recognized when the distinct good or service, or performance obligation, is delivered and control has been transferred to the client. Generally, clients contract with us to provide products and services that are highly interrelated and not separately identifiable. Therefore, the entire contract is accounted for as one performance obligation. At times, some of our contracts have multiple performance obligations where we allocate the total price to each performance obligation based on the estimated relative standalone selling price using observable sales or the cost-plus-margin approach.

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
For the Years Ended December 31, 2018, 2017 and 2016

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

See further discussion in Note 11 - Operating Revenues.

Cost of Services

Cost of services represents direct costs incurred in the creation and delivery of our products and services. Cost of services consists primarily of data acquisition costs, royalty fees, hardware and software expense associated with transaction processing systems, telecommunication and computer network expense and occupancy costs associated with facilities where these functions are performed by employees, as well as claim losses pertaining to our tax services business. Cost of services also includes client service costs, which include personnel costs to collect, maintain and update our proprietary databases, to develop and maintain software application platforms and to provide consumer and client call center support.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel-related costs, selling costs, corporate costs, fees for external services, uncollectible accounts and other costs of administration such as marketing, human resources, finance, legal and administrative roles.

Income Taxes

We account for income taxes under the asset and liability method, whereby we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as expected benefits of utilizing net operating loss and credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates we expect to apply in the years in which we expect to recover or settle those temporary differences. We recognize in income the effect of a change in tax rates on deferred tax assets and liabilities in the period that includes the enactment date.

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

Comprehensive Income

Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners. Specifically, foreign currency translation adjustments, amounts related to supplemental benefit plans, unrealized gains and losses on interest rate swap transactions and unrealized gains and losses on investments are recorded in other comprehensive income. The following table shows the components of accumulated other comprehensive loss, net of taxes, as of December 31, 2018 and 2017:

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

(in thousands)	2018	2017
Cumulative foreign currency translation	$(129,406)	$(95,630)
Cumulative supplemental benefit plans	(4,958)	(5,461)
Net unrecognized (losses)/gains on interest rate swaps	(1,384)	7,400
Accumulated other comprehensive loss	$(135,748)	$(93,691)

Share-based Compensation

Our primary means of providing share-based compensation is granting restricted stock units (“RSUs”) and performance-based restricted stock units (“PBRSUs”). The fair value of any grant is based on the market value of our shares on the date of grant and is generally recognized as compensation expense over the vesting period. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide services in exchange for the award. We utilize the Monte-Carlo simulation method to estimate the fair value for any PBRSUs granted and the Black-Scholes model to estimate the fair value of stock options. We apply the straight-line single option method of attributing the value of share-based compensation expense. As share-based compensation expense recognized in results of operations is based on awards ultimately expected to vest, share-based compensation expense has been reduced for forfeitures. Forfeitures are recognized at the time they occur. We apply the long-form method for determining the pool of windfall tax benefits.

In addition, we have an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the first or last day of each quarter, whichever is lower. We recognize an expense in the amount equal to the estimated fair value of the discount.

See Note 12 –Share-based Compensation for additional information.

Foreign Currency

The functional currencies of our foreign subsidiaries are their respective local currencies. The financial statements of the foreign subsidiaries are translated into US dollars for consolidation as follows: (i) assets and liabilities at the exchange rate as of the balance sheet date, (ii) stockholders’ equity at the historical rates of exchange and (iii) income and expense amounts at average rates prevailing throughout the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included within “Selling, general and administrative expenses” and are not material to the results of operations.

Earnings/(Loss) Per Share

Basic earnings/(loss) per share is computed by dividing net income/(loss) available to our stockholders by the weighted-average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if dilutive stock options had been exercised and RSUs and PBRSUs were vested. The dilutive effect of stock options and unvested RSUs and PBRSUs is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of RSUs and PBRSUs would be used to purchase shares of common stock at the average market price for the period. The assumed proceeds include any purchase price the grantee pays, the hypothetical windfall tax benefit that we receive upon assumed exercise or vesting and the hypothetical average unrecognized compensation expense for the period. We calculate the assumed proceeds from excess tax benefits based on the “as-if” deferred tax assets calculated under share-based compensation standards.

Tax Escrow Disbursement Arrangements

We administer tax escrow disbursements as a service to our clients in connection with our tax services business. These deposits are maintained in segregated accounts for the benefit of our clients. These deposits totaled $696.0 million and $961.5 million at December 31, 2018 and 2017, respectively. Because these deposits are held on behalf of our clients, they are not our funds and, therefore, are not included in the accompanying consolidated balance sheets.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

These deposits generally remain in the accounts for a period of two to five business days. We record earnings credits from these activities as a reduction to related administrative expenses, including the cost of bank fees and other treasury administration costs.

Under our contracts with our clients, if we make a payment in error or fail to pay a taxing authority when a payment is due, we could be held liable to our clients for all or part of the financial loss they suffer as a result of our act or omission. We maintained claim reserves relating to incorrect disposition of assets of $21.2 million and $21.7 million as of December 31, 2018 and 2017, respectively. Within these amounts, $9.2 million and $9.4 million, respectively, are short-term and are reflected in accounts payable and other accrued expenses within our accompanying consolidated balance sheets. The remaining reserves are reflected in other liabilities.

Recent Accounting Pronouncements

In November 2018, the Financial Accounting Standard Board ("FASB") issued guidance to clarify the definition and interaction of collaborative arrangements with previously issued guidance on revenue recognition. This guidance is effective for fiscal years beginning after December 15, 2019 on a retrospective basis to the date of the initial adoption of the revenue standard with early adoption is permitted. We have not elected to early adopt this guidance and we do not expect adoption to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued guidance that amends fair value disclosure requirements. The guidance removes disclosure requirements on the transfers between Level 1 and Level 2 of the fair value hierarchy in addition to the disclosure requirements on the policy for timing of transfers between levels and the valuation process for Level 3 fair value measurements. The guidance clarifies the measurement uncertainty disclosure and adds disclosure requirements for Level 3 unrealized gains and losses and significant unobservable inputs used to develop Level 3 fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019. Entities are permitted to early adopt any removed or modified disclosures upon issuance and delay adoption of the additional disclosures until the effective date. We adopted the removed disclosure requirements in the third quarter of this year however we did not elect early adoption of the measurement uncertainty disclosure and additional Level 3 disclosures. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In August 2018, the FASB issued new guidance on accounting for implementation, set-up and other upfront costs incurred in a cloud computing arrangement that is hosted by a vendor under a service contract. This new guidance aligns the requirements for capitalization with those for capitalizing implementation costs incurred for internal-use software with additional quantitative and qualitative disclosures required. The guidance is effective for fiscal years beginning after December 15, 2018. As permitted, we elected early adoption as of period-end in the third quarter of this year on a prospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In March 2018, the FASB issued guidance pertaining to the accounting for the Tax Cuts and Jobs Act ("TCJA"), allowing companies a year to finalize and record any provisional or inestimable impacts for the TCJA. This guidance was effective upon issuance during the first quarter. The adoption of this guidance did not have a material effect on our financial statements. See Note 15 - Income Taxes for discussion of the impacts of the TCJA on our Company.

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

In August 2017, the FASB issued guidance to amend and improve the accounting for hedging activities. The amendment eliminates the requirement to separately measure and report hedge ineffectiveness. An initial quantitative

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

assessment to establish that the hedge is highly effective is still required but the amendment allows until the end of the first quarter it is designated to perform the assessment. After initial qualification, a qualitative assessment can be performed if the hedge is highly effective and the documentation at inception can reasonably support an expectation of high effectiveness throughout the hedge’s term. The amendment requires companies to present all hedged accounting elements that affect earnings in the same income statement line as the hedged item. For highly effective cash flow hedges, fair value changes will be recorded in other comprehensive income and reclassified to earnings when the hedged item impacts earnings. The guidance is effective prospectively for fiscal years beginning after December 15, 2018. In October 2018, the FASB issued incremental guidance to this update to permit the Overnight Index Swap Rate ("OIS") and the Secured Overnight Financing Rate ("SOFR") to be utilized as US benchmark interest rates for hedge accounting purposes. Early adoption is permitted, however we have not elected early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In May 2017, the FASB issued guidance to amend the terms or conditions to apply modification accounting for share-based payment awards. The amendment clarifies that modification accounting will be applied if the value, vesting conditions or classification of the award changes. An entity must disclose that compensation expense has not changed, if that is the case. The guidance is effective prospectively in fiscal years beginning after December 15, 2017. Early adoption is permitted and we elected early adoption of this guidance in the prior year which did not have a material impact on our consolidated financial statements.

In March 2017, the FASB provided guidance to improve the presentation of net pension periodic benefit cost. The service cost component of the net periodic benefit cost is to be presented in the same line item as other employee compensation costs arising from services during the period and only the service cost component will be eligible to be capitalized. All the other components will be presented as non-operating components on the income statement. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted and the amendments should be applied retrospectively. We elected early adoption in the prior year which resulted in the reclassification of net periodic benefit costs totaling $0.8 million, $3.4 million, and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

In January 2017, the FASB issued guidance that reduces the cost and complexity of accounting for goodwill. An entity will measure impairment by comparing the difference between the carrying amount and the fair value of the reporting unit. To simplify the process, the second step from the goodwill impairment test is eliminated. Entities must disclose the amount of goodwill allocated to each reporting unit with zero or negative carrying amounts and the related reportable segment as the requirement to perform a qualitative assessment for such reporting units has been eliminated. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective prospectively in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for interim or annual impairment tests performed after January 1, 2017. We elected early adoption of this guidance in the prior year which has not had a material impact on our consolidated financial statements.

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

In June 2016, the FASB issued guidance for accounting of credit losses affecting the impairment model for most financial assets and certain other instruments. Entities will be required to use a new forward-looking current expected credit loss model for trade and other receivables, held-to-maturity debt securities, loans and other instruments, which will generally lead to an earlier recognition of loss allowances. Entities will recognize expected losses on available-for-sale debt securities as allowances rather than a reduction in amortized cost of the security while the measurement process of this loss does not change. Disclosure requirements are expanded regarding an entity’s assumptions, models and methods of estimations of the allowance. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted but we do not anticipate electing early adoption. In November 2018, the FASB issued an update to this standard which, amongst other items, clarifies that impairment of receivables arising from operating leases should be accounted for under applicable leasing guidance. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

In March 2016, the FASB issued guidance to simplify some provisions in share-based compensation accounting. The accounting for income taxes requires all excess tax benefits and tax deficiencies to be recognized through income tax expense. The statement of cash flows presentation of excess tax benefits should be classified with other income tax cash flows as an operating activity. An entity may also make an entity-wide election to either continue estimating the number of awards that are expected to vest or account for forfeitures as they occur. The requirements to qualify for equity classification permits tax withholding up to the maximum statutory tax rates in the applicable jurisdictions. Lastly, payments of cash by an employer for tax-withholding purposes, when directly withholding shares, are classified as a financing activity on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. We adopted the new guidance in March 2017, which resulted in an income tax benefit of $2.5 million for the year ended December 31, 2017. We elected to account for forfeitures as they occur, which resulted in a share-based compensation true-up of less than $0.1 million for the year ended December 31, 2017.

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

In February 2016, the FASB issued guidance on lease accounting which requires leases with durations greater than 12-months to be recognized on the balance sheet as lease assets and lease liabilities beginning after December 15, 2018. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. Early adoption is permitted, however we elected to adopt on the required date of January 1, 2019 via the transition method election issued by the FASB in July 2018 where comparative periods presented in the period of adoption do not need to be restated. In adopting the updated guidance, we have implemented a new lease administration software solution as well as updated controls and processes to comply with the requirements of this guidance. Our notes to the consolidated financial statements related to leases will be expanded to enable users of the financial statements to better assess the amount, timing, and uncertainty of cash flows arising from leases. The most substantial change to our consolidated financial statements will be a gross-up of our total assets and liabilities of less than 5%. There have been clarification updates since the initial guidance was issued which we have incorporated into our assessment of the impact this guidance will have. Overall, the guidance is not expected to materially impact our results of operations in the upcoming fiscal years and interim periods.

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
For the Years Ended December 31, 2018, 2017 and 2016

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

The cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2018 for the adoption of the new accounting standard is as follows:

(in thousands)	December 31, 2017	Adoption Adjustments	January 1, 2018
Assets
Accounts receivable, net	$256,595	$(941)	$255,654
Prepaid expenses and other current assets	47,220	(965)	46,255
Other assets	104,882	2,546	107,428

Liabilities
Contract liabilities, current	$303,948	$6,767	$310,715
Contract liabilities, net of current	504,900	24,801	529,701
Deferred income tax liability	102,571	(7,736)	94,835

Equity
Retained earnings	$877,111	$(23,183)	$853,928
Accumulated other comprehensive loss	(93,691)	(9)	(93,700)

In connection with the adoption of the new accounting guidance, we increased our total contract liabilities by $31.6 million of which $23.2 million was the result of a change in the accounting for contracts containing material rights the client would have not received without entering into the contract. The performance obligation associated with the material right is recognized when the future products or services are transferred or when the option expires. Further, we recorded $1.6 million of contract-related assets associated with the change in accounting, which are presented in prepaid expenses and other current assets and other assets in our consolidated balance sheet. As a result of the adoption-related adjustments previously discussed, we adjusted our related deferred income tax and retained earnings accounts.

The impact of the adoption of the new accounting standard on our consolidated balance sheet is as follows:

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

	December 31, 2018
(in thousands)	As Reported	Balances Without Adoption Adjustments	Effect of Change Higher/(Lower)
Assets
Accounts receivable, net	242,814	243,741	(927)
Prepaid expenses and other current assets	50,136	49,918	218
Income tax receivable	25,299	25,253	46
Other assets	102,136	99,639	2,497

Liabilities
Accounts payable and other accrued expenses	166,258	166,644	(386)
Contract liabilities, current	308,959	304,002	4,957
Contract liabilities, net of current	524,069	521,750	2,319
Deferred income tax liability	124,968	125,524	(556)

Equity
Accumulated other comprehensive loss	(135,748)	(135,783)	35
Retained earnings	975,375	979,910	(4,535)

The impact of the adoption of the new accounting standard on our consolidated statement of operations is as follows:

	For the Year Ended December 31, 2018
(in thousands)	As Reported	Balances Without Adoption Adjustments	Effect of Change Higher/(Lower)
Operating revenue	1,788,378	1,764,027	24,351
Cost of services	921,429	921,697	(268)
Selling, general and administrative expenses	444,614	445,777	(1,163)
Operating income	222,618	196,836	25,782
Provision for income taxes	45,691	38,557	7,134
Net income	121,864	103,216	18,648

During the second quarter of 2018, we amended contractual terms, which eliminated certain performance obligations that would have otherwise been fulfilled over time. For the year ended December 31, 2018, the difference between the reported revenues and the pro forma revenues without adoption adjustments from the new revenue guidance is primarily due to the removal of the aforementioned performance obligations. See Note 11 - Operating Revenues for additional information.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

Note 3 - Property and Equipment, Net

Property and equipment, net as of December 31, 2018 and 2017 consists of the following:

(in thousands)	2018	2017
Land	$7,476	$7,476
Buildings	6,487	6,487
Furniture and equipment	68,851	63,255
Capitalized software	902,482	878,156
Leasehold improvements	43,476	39,990
Construction in progress	669	1,349
	1,029,441	996,713
Less: accumulated depreciation	(572,944)	(549,054)
Property and equipment, net	$456,497	$447,659

Depreciation expense for property and equipment was approximately $91.4 million, $83.9 million and $82.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

Note 4 - Goodwill, Net

A reconciliation of the changes in the carrying amount of goodwill, net, by reporting unit, for the years ended December 31, 2018 and 2017 is as follows:

(in thousands)	PIRM	UWS	Consolidated
Balance at January 1, 2017
Goodwill	$1,189,388	$925,392	$2,114,780
Accumulated impairment losses	(600)	(6,925)	(7,525)
Goodwill, net	1,188,788	918,467	2,107,255
Acquisitions	127,805	1,700	129,505
Translation adjustments	13,839	—	13,839
Rental Property Solutions reclassification	5,521	(5,521)	—
Valuation Solutions reclassification	(307,330)	307,330	—
Balance at December 31, 2017
Goodwill, net	1,028,623	1,221,976	2,250,599
Acquisitions	100,302	63,112	163,414
Disposal	(1,803)	—	(1,803)
Translation adjustments	(20,256)	—	(20,256)
Balance at December 31, 2018
Goodwill, net	$1,106,866	$1,285,088	$2,391,954

For the year ended December 31, 2018 we recorded goodwill of $100.3 million within our PIRM segment primarily consisting of $75.8 million, $10.2 million and $14.1 million related to the acquisitions of Symbility Solutions Inc ("Symbility"), Breakaway Holdings, LLC ("HomeVisit") and eTech Solutions Limited ("eTech"), respectively. We also recorded $0.2 million in measurement period adjustments attributable to prior year acquisitions as well as a loss of $1.8 million associated with a non-core business-line disposal within PIRM that was not significant. Further, we recorded goodwill in the amount of $63.6 million within our UWS segment related to the acquisition of a la mode technologies ("a la mode"), partially offset by a $0.5 million measurement period adjustment attributable to the prior year acquisition of Mercury Network, LLC ("Mercury"). See Note 17 - Acquisitions for additional information.

For the year ended December 31, 2017, prior to reclassifications shown above, we recorded goodwill of $127.8 million in our PIRM segment consisting of $105.3 million for Mercury, $28.1 million for Myriad Development, Inc. ("Myriad") and Clareity Ventures, Inc. ("Clareity"), $5.4 million for FNC, Inc. ("FNC") purchase price allocation finalizations, as well as a $0.2 million adjustment related to a prior insignificant acquisition. For the year ended December 31, 2017, prior to reclassifications shown above, we recorded goodwill of $1.7 million in our UWS segment related to an insignificant acquisition. As a result of our re-segmentation in December 2017, we transferred our rental property solutions business from UWS to PIRM in addition to our valuation solutions business (includes Mercury) transferring from PIRM to UWS. See Note 17 - Acquisitions for additional information.

We perform an annual goodwill impairment test for each reporting unit in the fourth quarter. In addition to our annual impairment test, we periodically assess whether events or circumstances occurred that potentially indicate that the carrying amounts of these assets may not be recoverable. We elected to perform a quantitative impairment test on our reporting units without first assessing qualitative factors. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. Key assumptions used to determine the fair value of our reporting units in our testing were: (a) expected cash flows for the period from 2019 to 2024 and (b) discount rates ranging from 9.0% and 10.5%, which were based on management's best estimate of an after-tax weighted average cost of capital. Based on the results of our fourth quarter goodwill impairment test, the goodwill attributable to our reporting units was not impaired as of December 31, 2018. It is reasonably possible that changes in the facts, judgments, assumptions and estimates used in assessing the fair value of the goodwill could cause a reporting unit to become impaired.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

Note 5 - Other Intangible Assets, Net

Other intangible assets, net as of December 31, 2018 and 2017 consist of the following:

	2018			2017
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Client lists	$706,253	$(327,201)	$379,052	$690,693	$(303,632)	$387,061
Non-compete agreements	35,224	(20,156)	15,068	28,118	(15,528)	12,590
Tradenames and licenses	131,130	(56,845)	74,285	125,090	(49,128)	75,962
	$872,607	$(404,202)	$468,405	$843,901	$(368,288)	$475,613

Amortization expense for other intangible assets, net was $64.1 million, $58.2 million and $52.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. See Note 10 - Fair Value of Financial Instruments for further discussion on other identifiable intangible assets measured at fair value on a nonrecurring basis.

Estimated amortization expense for other intangible assets anticipated for the next five years is as follows:

(in thousands)
2019	$63,941
2020	62,200
2021	58,835
2022	57,069
2023	48,839
Thereafter	177,521
Total	$468,405

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

Note 6 - Capitalized Data and Database Development Costs, Net

Capitalized data and database development costs, net as of December 31, 2018 and 2017 consists of the following:

(in thousands)	2018	2017
Property data	$587,217	$564,515
Flood data	55,416	55,416
Eviction data	16,102	17,017
	658,735	636,948
Less accumulated amortization	(334,686)	(307,545)
Capitalized data and database costs, net	$324,049	$329,403

Amortization expense for capitalized data and database development costs was approximately $36.5 million, $35.8 million and $34.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 7 - Investment in Affiliates, Net

Investments in affiliates, net, were $22.4 million and $39.0 million as of December 31, 2018 and 2017, respectively. We recorded equity in earnings of affiliates, net of tax, of $1.5 million for the year ended December 31, 2018. We recorded equity in losses of affiliates, net of tax, of $1.2 million and equity in earnings of affiliates, net of tax, of $0.5 million for the years ended December 31, 2017 and 2016, respectively. Income tax effects on our aforementioned earnings and losses were an expense of $0.5 million and benefit of $0.7 million for the years ended December 31, 2018 and 2017, respectively, and an expense of $1.0 million for the year ended December 31, 2016. Dividends from equity method investments were $0.8 million, $1.2 million and $9.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. We recorded $1.5 million, $10.3 million and $10.3 million of operating revenues and $6.8 million, $11.2 million and $13.0 million of operating expenses related to transactions with our investment in affiliates for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, we had insignificant accounts payable and accounts receivable with these affiliates.

In December 2018, we completed the acquisition of the remaining 72.0% ownership in Symbility for C$107.1 million or approximately $80.0 million, subject to certain working capital adjustments. In connection with this transaction, we remeasured our existing 28.0% investment balance of $17.8 million to fair value based on the purchase price, resulting in a $13.3 million step-up gain which was recorded within gain/(loss) on investments and other, net in our accompanying consolidated statements of operations. The total investment balance was then reclassified in the purchase accounting for this acquisition. See Note 17 - Acquisitions for additional information. Prior to the acquisition of the remaining ownership, we accounted for our interest under the equity method. For the year ended December 31, 2018, prior to the acquisition, we recorded equity in earnings, net of tax, of $1.8 million attributable to Symbility.

In December 2017, we acquired a 38.21% ownership of Location, Inc. for $6.5 million. In December 2017, we also disposed of our remaining interest related to our joint venture investment in Speedy Title & Appraisal Review Services, LLC for $1.0 million.

In November 2016, we acquired 12.97% ownership of Onthehouse Holding Limited (“OTH”) through a non-cash transaction of AUD $11.3 million or $8.3 million. The consideration comprised of our investment in PropertyIQ Ltd. ("PIQ") and a business line from our Australian operations. The transaction resulted in a gain of AUD $9.9 million, or USD $7.3 million, recorded in gain/(loss) on investments and other, net in our accompanying consolidated statements of operations for the year ended December 31, 2016.

See Note 10 - Fair Value of Financial Instruments for further discussion on investment in affiliates, net measured at fair value on a nonrecurring basis.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

Note 8 - Long-Term Debt

Long-term debt as of December 31, 2018 and 2017 consists of the following:

	December 31, 2018			December 31, 2017
(in thousands)	Gross	Debt Issuance Costs	Net	Gross	Debt Issuance Costs	Net
Bank debt:
Term loan facility borrowings due August 2022, weighted-average interest rate of 4.05% and 3.28% as of December 31, 2018 and 2017, respectively	$1,597,500	$(13,043)	$1,584,457	$1,755,000	$(17,017)	$1,737,983
Revolving line of credit borrowings due August 2022, weighted-average interest rate of 4.06% as of December 31, 2018	178,146	(5,216)	172,930	—	(6,672)	(6,672)
Notes:
7.55% senior debentures due April 2028	14,645	(44)	14,601	14,645	(48)	14,597
Other debt:
Various interest rates with maturities through 2023	7,188	—	7,188	7,662	—	7,662
Total long-term debt	1,797,479	(18,303)	1,779,176	1,777,307	(23,737)	1,753,570
Less current portion of long-term debt	26,935	—	26,935	70,046	—	70,046
Long-term debt, net of current portion	$1,770,544	$(18,303)	$1,752,241	$1,707,261	$(23,737)	$1,683,524

As of December 31, 2018 and 2017, we have recorded $0.7 million and $1.0 million, respectively, of accrued interest expense on our debt-related instruments.

Credit Agreement

In August 2017, we amended our Credit Agreement with Bank of America, N.A. ("Credit Agreement") as the administrative agent, and other financial institutions. The Credit Agreement provides for a $1.8 billion five-year term A loan facility (the "Term Facility"), and a $700.0 million five-year revolving credit facility ("Revolving Facility"). The Term Facility matures and the Revolving Facility expires in August 2022. The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $100.0 million in the aggregate; however, the lenders are not obligated to do so.

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
For the Years Ended December 31, 2018, 2017 and 2016

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

At December 31, 2018, we had borrowing capacity of $521.9 million under the Revolving Facility and we were in compliance with all of our covenants under the Credit Agreement.

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

Debt Issuance Costs

In connection with the amendment and restatement of the Credit Agreement, in August 2017, we incurred approximately $14.3 million of debt issuance costs of which $14.0 million were initially capitalized within long-term debt, net in the accompanying consolidated balance sheets. In addition, when we amended and restated the Credit Agreement, we recognized a $1.8 million loss within gain/(loss) on investments and other, net in the accompanying consolidated statements of operations; resulting in a remaining $12.0 million of previously unamortized costs. We will amortize all of these costs over the term of the Credit Agreement. For the year ended December 31, 2016, in connection with an amendment and restatement of the Credit Agreement in July 2016, we wrote-off $10.2 million of unamortized debt issuance costs.

For the years ended December 31, 2018, 2017 and 2016, $5.4 million, $5.7 million and $5.8 million, respectively, were expensed in the accompanying consolidated statement of operations related to the amortization of debt issuance costs.

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

In November 2016, we paid down $45.0 million on the 7.55% senior debentures, which included a premium on debt extinguishment payment in the amount of $2.0 million for the year ended December 31, 2016. For the years ended December 31, 2018 and 2017 there was no such activity on the debentures.

Interest Rate Swaps

We have entered into amortizing interest rate swaps (the "Swaps") in order to convert a portion of our interest rate exposure on the Credit Agreement floating rate borrowings from variable to fixed. Under the Swaps, we agree to exchange floating rate for fixed rate interest payments periodically over the life of the agreement. The floating rates in our Swaps are based on the one-month London interbank offering rate. The notional balances, terms and maturities of our Swaps are currently designed to have at least 50% of our debt as fixed rate.

As of December 31, 2018, our Swaps have a combined remaining notional balance of $1.5 billion, a weighted average fixed interest rate of 1.84% (rates range from 1.03% to 2.98%) and scheduled terminations through December 2025. As previously indicated, notional balances under our Swaps are scheduled to increase and decrease over their contract lengths

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

based on our expectations of variable debt levels. Currently, we have scheduled notional amounts of between $1.5 billion and $1.3 billion through December 2020, then $1.2 billion and $1.0 billion through August 2022 and $400.0 million thereafter until December 2025. Approximate weighted average fixed interest rates for the aforementioned time intervals are 2.15%, 2.70%, and 2.98%, respectively.

We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges is recorded in prepaid expenses and other current assets as well as other assets and/or other liabilities in the accompanying consolidated balance sheets. As of December 31, 2018, the estimated fair value of these cash flow hedges resulted in an asset of $13.3 million, of which $0.6 million is classified within prepaid expenses and other current assets, as well as a liability of $15.2 million. As of December 31, 2017, we recorded an asset of $12.0 million within other assets.

For the years ended December 31, 2018, 2017 and 2016, an unrealized loss of $10.4 million (net of $3.4 million in deferred taxes), an unrealized gain of $5.5 million (net of $3.4 million in deferred taxes), and an unrealized gain of $4.6 million (net of $2.9 million in deferred taxes), respectively, were recognized in other comprehensive (loss)/income related to the Swaps.

The aggregate annual maturities for long-term debt are as follows:

(in thousands)
2019	$26,935
2020	181,647
2021	180,847
2022	1,393,395
2023	10
Thereafter	14,645
Total	$1,797,479

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

Note 9 - Commitments and Contingencies

Lease Commitments

We lease certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that we pay for related insurance and taxes.

Future minimum rental payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018 are as follows:

(in thousands)
2019	$26,738
2020	25,413
2021	19,214
2022	12,149
2023	8,908
Thereafter	57,179
Total	$149,601

Total rental expenses for all operating leases and month-to-month rentals were $29.5 million, $28.5 million and $30.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 10 - Fair Value of Financial Instruments

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

Restricted cash

Restricted cash is comprised of certificates of deposit that are pledged for various letters of credit/bank guarantees secured by us, escrow accounts due to acquisitions and divestitures as well as short-term investments within our deferred compensation plan trust. We deem the carrying value to be a reasonable estimate of fair value due to the nature of these instruments.

Contingent consideration

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

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

Swaps

The fair value of the interest rate swap agreements was estimated based on market value quotes received from the counterparties to the agreements.

The fair values of our financial instruments as of December 31, 2018 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$85,271	$—	$—	$85,271
Restricted cash	1,366	11,613	—	12,979
Total	$86,637	$11,613	$—	$98,250

Financial Liabilities:
Contingent consideration	$—	$—	$5,700	$5,700
Total debt	—	1,797,597	—	1,797,597
Total	$—	$1,797,597	$5,700	$1,803,297

Derivatives:
Asset for Swaps	$—	$13,344	$—	$13,344
Liability for Swaps	$—	$15,188	$—	$15,188

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

The fair values of our financial instruments as of December 31, 2017 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$118,804	$—	$—	$118,804
Restricted cash	2,285	11,065	—	13,350
Total	$121,089	$11,065	$—	$132,154

Financial Liabilities:
Contingent consideration	$—	$—	$6,500	$6,500
Total debt	—	1,780,547	—	1,780,547
Total	$—	$1,780,547	$6,500	$1,787,047

Derivatives:
Asset for Swaps	$—	$11,985	$—	$11,985

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the year ended December 31, 2018:

		Fair Value Measurements Using
(in thousands)	Remaining Fair Value (1)	Level 1	Level 2	Level 3	Impairment Losses
Property and equipment, net	$—	$—	$—	$—	$7,721

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the year ended December 31, 2017:

		Fair Value Measurements Using
(in thousands)	Remaining Fair Value (1)	Level 1	Level 2	Level 3	Impairment Losses
Investment in affiliates, net	$—	$—	$—	$—	$3,811

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the year ended December 31, 2016:

		Fair Value Measurements Using
(in thousands)	Remaining Fair Value (1)	Level 1	Level 2	Level 3	Impairment Losses
Property and equipment, net	$—	$—	$—	$—	$2,005
Capitalized data and database costs, net	—	—	—	—	882
Investment in affiliates, net	5,662	—	—	5,662	23,431
	$5,662	$—	$—	$5,662	$26,318

(1)	Remaining fair value represents the post-impairment fair value related to the specifically impaired asset(s)

We also recorded non-cash impairment charges of $7.7 million and $2.0 million for the years ended December 31, 2018 and 2016, respectively, within property and equipment, net primarily related to internally developed software in our UWS segment. No such impairments were necessary in 2017. Further, we recorded a non-cash impairment charge of $0.9 million for the year ended December 31, 2016, in our capitalized data and database costs, net primarily related to a database that became

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

obsolete. No such impairments were necessary in 2018 and 2017. Impairment losses from property and equipment, net and capitalized data and database costs, net are recorded within depreciation and amortization in the consolidated statements of operations.

We recorded a non-cash impairment charge of and $3.8 million and $23.4 million for the years ended December 31, 2017 and 2016, respectively, in our investment in affiliates, net, due to other-than-temporary losses in value from the absence of an ability to recover the carrying amount of the investments. No such impairments were necessary in 2018. These losses are recorded within the impairment loss on investment in affiliates caption in our consolidated statement of operations.

In connection with the 2017 acquisition of Myriad as well as an insignificant business, we entered into contingent consideration agreements for up to $20.5 million in cash by 2022 upon the achievement certain revenue targets ending fiscal year 2021. These contingent payments were originally recorded at a fair value of $6.2 million using Monte-Carlo simulation models. See Note 17 - Acquisitions for further discussion. The contingent payments are fair-valued quarterly, and changes are recorded within gain/(loss) on investments and other, net in our consolidated statements of operations. As of December 31, 2017, the fair value of the contingent payments increased $0.3 million, resulting in the prior year liability above of $6.5 million. During the year ended December 31, 2018, the fair value of the contingent payments decreased by $0.8 million resulting in a gain in our consolidated statements of operations for the year ended December 31, 2018.

In connection with our call option related to the Mercury acquisition, we recorded a loss of $4.6 million in our consolidated statement of operations for the year ended December 31, 2017. See Note 17 - Acquisitions for further discussion.

Note 11 - Operating Revenues

Operating revenues by solution type consists of the following:

	For the Year Ended December 31, 2018
(in thousands)	PIRM	UWS	Corporate and Eliminations	Consolidated
Property insights	$494,937	$—	$—	$494,937
Insurance & spatial solutions	158,828	—	—	158,828
Flood data services	—	69,958	—	69,958
Valuations solutions	—	289,132	—	289,132
Credit solutions	—	297,296	—	297,296
Property tax solutions	—	388,416	—	388,416
Other	51,519	49,044	(10,752)	89,811
Total operating revenue	$705,284	$1,093,846	$(10,752)	$1,788,378

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
For the Years Ended December 31, 2018, 2017 and 2016

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

Flood Data Services

Our flood data services provide flood zone determinations primarily to mortgage lenders in accordance with US Federal legislation passed in 1994, which requires that most lenders obtain a determination of the current flood zone status at the time each loan is originated and obtain applicable updates during the life of the loan if contracted to do so. We also provide flood zone determinations to insurance companies. We generally recognize operating revenue upon delivery of the initial determination. If contracted for life of loan monitoring, we recognize operating revenue over the estimated service period.

Contract Costs

Incremental costs to obtain or fulfill client contracts are recognized as an asset. As of December 31, 2018, we had $9.7 million of current deferred costs which are presented in prepaid expenses and other current assets and $20.8 million of long-term deferred costs which are presented in other assets in our consolidated balance sheet. These deferred costs primarily include certain set-up and acquisition costs related to property tax solutions and amortize ratably over an expected 10 year life and adjusted for early loan cancellations. For the year ended December 31, 2018 we recorded $14.1 million of amortization associated with these deferred costs.

Contract Liabilities

We record a contract liability when amounts are invoiced prior to the satisfaction of a performance obligation. For property tax solutions, we invoice our clients upfront fees for services to be performed over time. For property insights and

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

insurance & spatial solutions we invoice quarterly and annually, commencing upon execution of the contracts or at the beginning of the license term.

As of January 1, 2018, we had $840.4 million in contract liabilities compared to $833.0 million as of December 31, 2018. The overall decrease of $7.4 million in contract liability balances are primarily due to $543.6 million of new deferred billings in the current year, as well as approximately $9.3 million added through acquisitions; offset by $561.6 million of operating revenue recognized, of which $328.0 million related to contracts previously deferred.

Remaining Performance Obligations

The majority of our arrangements are between one and three years with a significant portion being one year or less. For the remaining population of non-cancellable and fixed arrangements greater than one year, as of December 31, 2018, we have $942.3 million of remaining performance obligations. We expect to recognize approximately 32% percent of our remaining revenue backlog in 2019, 23% in 2020, 16% in 2021 and 29% thereafter. See further discussion on performance obligations in Note 2 - Significant Accounting Policies.

Note 12 - Share-Based Compensation

We currently issue equity awards under the CoreLogic, Inc. 2018 Performance Incentive Plan (the "Plan"), which was approved by our stockholders at our Annual Meeting held in May 2018. The Plan includes the ability to grant share-based instruments such as RSUs, PBRSUs and stock options. Prior to the approval of the Plan, we issued share-based awards under the CoreLogic, Inc. 2011 Performance Incentive Plan, as amended, which was preceded by the CoreLogic, Inc. 2006 Incentive Plan. The Plan provides for 15,139,084 shares of the Company's common stock to be available for award grants.

We have primarily utilized RSUs and PBRSUs as our share-based compensation instruments for employees and directors. The fair value of any share-based compensation instrument grant is based on the market value of our shares on the date of grant and is recognized as compensation expense over its vesting period.

Restricted Stock Units

For the years ended December 31, 2018, 2017 and 2016, we awarded 564,073, 708,160 and 967,826 RSUs, respectively, with an estimated fair value of $26.1 million, $28.5 million and $33.7 million, respectively. The RSU awards vest ratably over 3 years. RSU activity for the year ended December 31, 2018 is as follows:

(in thousands, except weighted average fair value prices)	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested RSUs outstanding at December 31, 2017	1,309	$37.54
RSUs granted	564	$46.20
RSUs vested	(704)	$37.07
RSUs forfeited	(82)	$41.37
Unvested RSUs outstanding at December 31, 2018	1,087	$42.04

As of December 31, 2018, there was $24.8 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 1.8 years. The fair value of RSUs is based on the market value of the Company’s shares on the date of grant. For the year ended December 31, 2017, our share-based compensation expense included $4.2 million from a one-time vesting acceleration in accordance with our plan.

Performance-Based Restricted Stock Units

For the years ended December 31, 2018, 2017 and 2016, we awarded 408,097, 309,675 and 285,475 PBRSUs, respectively, with an estimated fair value of $19.2 million, $12.7 million and $10.1 million, respectively. These awards are generally subject to service-based, performance-based and market-based vesting conditions. The service and performance period for the PBRSUs awarded during 2018 is from January 1, 2018 to December 31, 2020, and the performance metrics are

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

generally adjusted earnings per share, operating revenue or adjusted EBITDA margin. The 2018 grants include 232,225 PBRSUs that did not include a market-based condition through the service period ending December 2020.

The performance and service period for the PBRSUs awarded during 2017 is from January 1, 2017 to December 31, 2019. These awards are subject to service-based, performance-based and market-based vesting conditions with the performance metric tied to adjusted earnings per share. Subject to the satisfaction of the performance criteria, the 2017 awards will vest on December 31, 2019. The performance period for the PBRSUs awarded during 2016 was from January 1, 2016 to December 31, 2018 and the performance metric was adjusted earnings per share in addition to market-based conditions. Based on the achievement of the performance criteria, the 2016 awards were earned at 141.1%.

The fair values of the 2018, 2017, and 2016 awards were estimated using Monte-Carlo simulation with the following weighted-average assumptions:

	2018	2017	2016

Expected dividend yield	—%	—%	—%
Risk-free interest rate (1)	2.38%	1.47%	0.99%
Expected volatility (2)	23.63%	27.83%	25.12%
Average total shareholder return (2)	6.11%	1.46%	(1.23)%

(1)	The risk-free interest rate for the periods within the contractual term of the PBRSUs is based on the US Treasury yield curve in effect at the time of the grant.

(2)
The expected volatility and average total shareholder return are measures of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

PBRSU activity for the year ended December 31, 2018 is as follows:

(in thousands, except weighted average fair value prices)	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested PBRSUs outstanding at December 31, 2017	659	$37.22
PBRSUs granted	408	$47.15
PBRSUs vested	(239)	$39.91
PBRSUs forfeited	(54)	$39.55
Unvested PBRSUs outstanding at December 31, 2018	774	$42.11

As of December 31, 2018, there was $15.1 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 1.8 years. The fair value of PBRSUs is based on the market value of our common stock on the date of grant.

Stock Options

We did not issue any options for the years ended December 31, 2018, 2017 and 2016, respectively. Option activity for the year ended December 31, 2018 is as follows:

(in thousands, except weighted average prices)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	1,186	$20.67
Options exercised	(617)	$21.14
Options vested, exercisable, and outstanding December 31, 2018	570	$20.17	3.1	$7,548

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

As of December 31, 2018, there was no unrecognized compensation cost related to unvested stock options.

The intrinsic value of options exercised was $14.3 million, $5.9 million and $4.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

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

The following table sets forth the share-based compensation expense recognized for the years ended December 31, 2018, 2017 and 2016:

(in thousands)	2018	2017	2016
RSUs	$25,129	$29,188	$25,839
PBRSUs	10,308	4,987	11,702
Stock options	—	144	1,017
Employee stock purchase plan	1,759	1,548	1,291
	$37,196	$35,867	$39,849

The above share-based compensation expense has $5.2 million, $4.9 million and $4.5 million included within cost of services for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 13 - Employee Benefit Plans

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

The RELS Pension Plan offered participants annuity payments based on a number of factors as well as an alternative lump sum distribution to certain participants. In June 2017, we made a payment of $13.5 million for expected contributions to settle the defined benefit pension plan incorporated with the acquisition of RELS. Actual contributions for the year ended December 31, 2017, totaled $12.7 million. We transferred the remaining assets to a highly rated insurance company. For the year ended December 31, 2017, we recorded a loss of $5.1 million within gain/(loss) on investments and other, net in our consolidated statement of operations and cleared the corresponding RELS Pension Plan liability of $9.2 million and corresponding accumulated other comprehensive loss of $1.8 million within our consolidated balance sheets and consolidated statements of comprehensive income.

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

The following table summarizes the balance sheet impact, including benefit obligations, assets and funded status associated with the RELS Pension Plan, SERPs and Restoration Plan as of December 31, 2018 and 2017:

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

(in thousands)	2018	2017
Change in projected benefit obligation:
Benefit obligation at beginning of period	$31,381	$65,108
Interest costs	1,072	1,879
Actuarial (gains)/losses	(2,897)	3,579
Benefits paid	(1,468)	(39,185)
Projected benefit obligation at end of period	$28,088	$31,381

Change in plan assets:
Plan assets at fair value at beginning of period	$—	$25,225
Actual return on plan assets	—	(197)
Company contributions	1,468	14,157
Benefits paid	(1,468)	(39,185)
Plan assets at fair value at end of the period	$—	$—
Reconciliation of funded status:
Unfunded status of the plans	$(28,088)	$(31,381)

Amounts recognized in the consolidated balance sheet consist of:
Accrued salaries and benefits	$(1,457)	$(1,513)
Other liabilities	(26,631)	(29,868)
	$(28,088)	$(31,381)
Amounts recognized in accumulated other comprehensive loss:
Unrecognized net actuarial loss	$8,672	$12,184
Unrecognized prior service credit	(2,174)	(3,341)
	$6,498	$8,843

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

The net periodic pension cost for the years ended December 31, 2018, 2017 and 2016, for the RELS Pension Plan, SERPs, and Restoration Plan includes the following components:

(in thousands)	2018	2017	2016
Expenses:
Service costs	$—	$—	$90
Interest costs	1,072	1,879	2,587
Expected return on plan assets	—	(156)	(160)
Amortization of net loss	485	454	2,124
Amortization of prior service credit	(1,145)	(1,145)	(1,145)
Net periodic benefit cost	$412	$1,032	$3,496

Weighted-average discount rate used to determine costs for the plans were as follows:

	2018	2017	2016
RELS Pension Plan	N/A	3.97%	4.44%
SERPs	3.50%	4.00%	4.20%
Restoration Plan	3.57%	4.08%	4.32%

Weighted-average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	2018	2017
SERPs
Discount rate	4.15%	3.50%
Restoration Plan
Discount rate	4.23%	3.57%

The discount rate assumptions utilized reflect the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments.

The following table provides the funded status in the defined RELS Pension Plan, Restoration Plan and SERPs as of December 31, 2018, 2017 and 2016:

(in thousands)	2018	2017	2016
Projected benefit obligation	$28,088	$31,381	$65,108
Accumulated benefit obligation	$28,088	$31,381	$65,108
Plan assets at fair value at end of year	$—	$—	$25,225

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

The estimated amounts of net actuarial loss and prior service credits in accumulated other comprehensive loss to be amortized and recognized as a component of net periodic benefit cost in 2019 are as follows:

(in thousands)	2019
Net actuarial loss	$323
Prior service credit	$1,120

The following benefit payments for all plans for the next ten years, which reflect expected future turnover, as appropriate, are expected to be paid as follows:

(in thousands)
2019	$1,487
2020	1,508
2021	1,725
2022	1,942
2023	1,919
2024-2028	9,220
Total	$17,801

The Savings Plan allows for employee-elective contributions up to the maximum deductible amount as determined by the Internal Revenue Code. We make discretionary matching contributions to the Savings Plan based on participant contributions as well as discretionary contributions. The expense within continuing operations for the years ended December 31, 2018, 2017 and 2016 related to the Savings Plan were $11.5 million, $10.9 million and $10.8 million, respectively. The Savings Plan allows the participants to purchase shares of our common stock as one of the investment options, subject to certain limitations. The Savings Plan held 626,972 and 662,358 shares of our common stock, representing 0.8% of the total shares outstanding at both December 31, 2018 and 2017, respectively.

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

The value of the assets underlying our deferred compensation plan was $27.0 million and $29.6 million as of December 31, 2018 and 2017, respectively, and is included in other assets in the accompanying consolidated balance sheets. The unfunded liability for our deferred compensation plan was $31.8 million and $35.3 million as of December 31, 2018 and 2017, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.

Note 14 - Litigation and Regulatory Contingencies

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
For the Years Ended December 31, 2018, 2017 and 2016

and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. We record expenses for legal fees as incurred.

Fair Credit Reporting Act Class Action

In July 2017, CoreLogic Rental Property Solutions, LLC ("RPS") was named as a defendant in a putative class action lawsuit styled Claudinne Feliciano, et. al., v. CoreLogic SafeRent, LLC, in the US District Court for the Southern District of New York. The case alleges violation of the Fair Credit Reporting Act and the New York Fair Credit Reporting Act. The named plaintiff alleges that RPS prepared a background screening report about her that contained a record of a New York Housing Court action without noting that the action had previously been dismissed. Plaintiff seeks to represent a class of similarly situated consumers with respect to reports issued during the period of July 2015 to the present. RPS has denied the claims and intends to defend against these claims vigorously.

Separation

Following the Separation, we are responsible for a portion of FAFC's contingent and other corporate liabilities. In the Separation and Distribution Agreement we entered into in connection with the Separation, we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with the other party prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary. As of December 31, 2018, no reserves were considered necessary.

In addition, the Separation and Distribution Agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our predecessor, FAC's financial services business, with FAFC and financial responsibility for the obligations and liabilities of FAC's information solutions business with us. Specifically, each party will, and will cause its subsidiaries and affiliates to, indemnify, defend and hold harmless the other party, its respective affiliates and subsidiaries and each of its respective officers, directors, employees and agents for any losses arising out of or otherwise in connection with the liabilities each such party assumed or retained pursuant to the Separation.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

Note 15 - Income Taxes

Income before income taxes from continuing operations attributable to CoreLogic is as follows for the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
(in thousands)	Income from Continuing Operations	Equity in Earnings of Affiliates	Income from Continuing Operations	Equity in Losses of Affiliates	Income from Continuing Operations	Equity in Earnings of Affiliates
United States	$149,357	$1,989	$155,598	$(1,920)	$143,749	$2,630
Foreign	17,292	—	13,294	—	20,225	(1,121)
Total	$166,649	$1,989	$168,892	$(1,920)	$163,974	$1,509

Provision for Income Taxes

The provision for taxes consists of the following for the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
(in thousands)	Income from Continuing Operations	Equity in Earnings of Affiliates	Income from Continuing Operations	Equity in Losses of Affiliates	Income from Continuing Operations	Equity in Earnings of Affiliates
Current:
Federal	$11,483	$397	$51,906	$(638)	$28,232	$871
State	(2,318)	99	3,872	(96)	9,187	142
Foreign	8,504	—	4,268	—	2,881	—
Total Current	17,669	496	60,046	(734)	40,300	1,013
Deferred:
Federal	24,697	—	(42,012)	—	12,186	—
State	2,424	—	(2,293)	—	(267)	—
Foreign	901	—	2,431	—	2,305	—
Total Deferred	28,022	—	(41,874)	—	14,224	—
Total income tax provision	$45,691	$496	$18,172	$(734)	$54,524	$1,013

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

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

A reconciliation of the provision for taxes based on the federal statutory income tax rate on income from continuing operations to our effective income tax rate is as follows for the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
	Income from Continuing Operations	Equity in Earnings of Affiliates	Income from Continuing Operations	Equity in Losses of Affiliates	Income from Continuing Operations	Equity in Earnings of Affiliates
Federal statutory income tax rate	21.0%	21.0%	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.7	4.0	2.7	3.3	4.0	6.1
Foreign taxes in excess of/(less than) federal rate	3.6	—	1.6	—	(0.9)	26.0
Nontaxable gain on contingent payment reversal	—	—	—	—	(1.7)	—
Nontaxable/nondeductible items	(2.4)	—	(1.9)	—	0.6	—
Change in uncertain tax positions	(1.9)	—	(1.0)	—	(1.3)	—
Research and development credits	(4.0)	—	(2.2)	—	(1.6)	—
Net impact of FAFC indemnity	0.3	—	0.1	—	(8.7)	—
Federal tax rate reduction	(0.9)	—	(22.5)	—	—	—
Valuation allowance on impaired investments	—	—	—	—	8.2	—
Transition tax	7.5	—	—	—	—	—
Other items, net	0.5	—	(1.0)	—	(0.3)	—
Effective income tax rate	27.4%	25.0%	10.8%	38.3%	33.3%	67.1%

For the years ended December 31, 2018 and 2017, we recognized income tax benefits of $6.8 million and $3.3 million respectively, related to domestic research and development credits. Additionally, due to the closure of the IRS audit for examination of the years 2005-2009, we recognized a net tax benefit of $14.4 million, including interest and penalties, for the year ended December 31, 2016, which were accrued for and fully indemnified by FAFC.

Tax Cuts and Jobs Act

In December 2017, the US passed the TCJA. Impacts of the TCJA for the year ended December 31, 2017 included remeasuring federal deferred tax assets and liabilities due to the reduction of the US corporate income tax rate from 35.0% to 21.0% and assessing a one-time transition tax on certain foreign earnings that were previously tax deferred. In connection with the TCJA, the Securities and Exchange Commission issued guidance which allowed us a year to finalize the income tax effect of the TCJA. Other aspects of the TCJA did not take effect until 2018.

In December 2017, in connection with the remeasurement of our federal deferred tax balances, we recorded a provisional tax benefit of $38.0 million. We remeasured the deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21.0%. During 2018, we recorded a provisional charge for the one-time transition tax in the amount of $12.5 million.

As of December 31, 2018, we have completed our accounting for the tax effects of the TCJA. No further adjustments were made with respect to the previously recorded provisional amounts. Additionally, we elected to treat the tax impacts of the Global Intangible Low-Taxed Income, or GILTI, as a current period expense when incurred under the period cost method.

As of December 31, 2018, we had $52.2 million cash in foreign jurisdictions that primarily reflects the undistributed earnings from foreign subsidiaries of approximately $142.0 million. If these earnings are repatriated in the future, no additional federal income taxes should be due, but withholding taxes may be assessed. Currently, all such earnings are intended to be indefinitely reinvested in foreign operations and no incremental US tax or withholding taxes have been provided for these earnings. Determining the amount of unrecognized deferred tax liability, if any, related to these earnings or for outside basis differences inherent in these entities is not practicable.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

Deferred Tax Assets and Liabilities

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carry-forwards for tax purposes. The components of the deferred income tax assets and liabilities as of December 31, 2018 and 2017 for continuing operations are as follows:

(in thousands)	2018	2017
Deferred tax assets:
Net losses and credit carryforwards	$69,176	$68,744
Contract liabilities	119,901	114,586
Investment in affiliates	3,391	4,375
Employee benefits	27,935	31,944
Accrued expenses and loss reserves	21,730	28,043
Other	14,006	12,296
Less: valuation allowance	(51,993)	(45,166)
	$204,146	$214,822
Deferred tax liabilities:
Depreciable and amortizable assets	311,781	299,578
Investment in affiliates	17,308	17,449
	$329,089	$317,027
Net deferred tax liability	$(124,943)	$(102,205)

As of December 31, 2018 and 2017, we had federal net operating losses (“NOLS”) of $145.9 million and $171.6 million, respectively, which begin to expire in 2021. The state NOLS were $284.9 million and $281.8 million as of December 31, 2018 and 2017, respectively, which begin to expire in 2019. The foreign NOLS were $20.3 million and $10.7 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018, we had available federal and state capital losses of $41.4 million and $41.6 million, respectively, expiring at various times beginning in 2019. A portion of our NOLS and capital losses may be utilized prior to the expiration of carryover statutes. The change of ownership provisions of the Tax Reform Act of 1986 may limit utilization of a portion of our domestic NOL and tax credit carry-forwards to future periods.

As of December 31, 2018 and 2017, we had valuation allowances of approximately $52.0 million and $45.2 million, respectively, against certain US and foreign deferred tax assets. The increase in the valuation allowance was primarily due to the recording of a valuation allowance on various domestic and foreign tax attributes offset by the release of domestic valuation allowance due to the utilization of previously reserved tax credits and capital losses.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

Unrecognized Tax Benefits

A reconciliation of the unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016 are as follows:

(in thousands)	2018	2017	2016
Unrecognized tax benefits - opening balance	$20,325	$21,179	$34,301
Gross increases - tax positions in prior period	58	503	1,835
Gross decreases - tax positions in prior period	(31)	—	(106)
Gross increases - current-period tax positions	1,362	654	528
Settlements with taxing authorities	—	—	(17)
FAFC indemnification release	—	—	(13,147)
Expiration of the statute of limitations for the assessment of taxes	(3,674)	(2,011)	(2,215)
Unrecognized tax benefits - ending balance	$18,040	$20,325	$21,179

As of December 31, 2018 and 2017, our unrecognized tax benefits of $18.0 million and $20.3 million, respectively, include $9.8 million and $12.0 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate.

We recognize a provision for interest and penalties related to uncertain tax positions in income tax expense in the accompanying consolidated statements of operations. For the year ended December 31, 2018, we recognized an insignificant amount of net interest and penalties and for the years ended December 31, 2017 and 2016, we recognized approximately $0.2 million and $0.7 million, respectively. As of December 31, 2018 and 2017, we had $8.4 million and $9.5 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in other liabilities in the accompanying consolidated balance sheets.

In November 2016, we closed our 2005-2009 IRS exam which resulted in a reversal of approximately $13.2 million of unrecognized tax benefits and a reversal of approximately $8.7 million of accrued interest and penalties. These reversals reduced the total FAFC indemnification receivable to $14.0 million pursuant to the Tax Sharing Agreement entered in connection with the Separation. The remaining reserves subject to indemnification of $8.3 million and the associated accrued interest and penalties of $6.8 million are related to various taxing jurisdictions for the years 2006-2009. Any future activity in this reserve would not have a material impact to net income.

We are currently under examination for the tax years 2010 through 2012 by the US, our primary taxing jurisdiction, and for other years by various other taxing authorities. It is reasonably possible the amount of our unrecognized tax benefits as well as valuation allowance, with respect to certain tax attributes, could be significantly impacted which would have an impact on net income. Currently, the Company expects expirations of statutes of limitations, excluding indemnified amounts, on reserves of approximately $3.7 million within the next twelve months.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

Note 16 - Earnings/(Loss) Per Share

The following is a reconciliation of net income per share for the years ended December 31, 2018, 2017 and 2016, using the treasury-stock method:

(in thousands, except per share amounts)	2018	2017	2016
Numerator for basic and diluted net income/(loss) per share:
Net income from continuing operations	$122,451	$149,534	$109,946
(Loss)/income from discontinued operations, net of tax	(587)	2,315	(1,466)
Gain/(loss) from sale of discontinued operations, net of tax	—	313	(1,930)
Net income	$121,864	$152,162	$106,550
Denominator:
Weighted-average shares for basic income per share	80,854	83,499	87,502
Dilutive effect of stock options and restricted stock units	1,421	1,735	1,620
Weighted-average shares for diluted income per share	82,275	85,234	89,122
Income/(loss) per share
Basic:
Net income from continuing operations	$1.51	$1.79	$1.26
(Loss)/income from discontinued operations, net of tax	(0.01)	0.03	(0.02)
Gain/(loss) from sale of discontinued operations, net of tax	—	—	(0.02)
Net income	$1.50	$1.82	$1.22
Diluted:
Net income from continuing operations	$1.49	$1.75	$1.23
(Loss)/income from discontinued operations, net of tax	(0.01)	0.03	(0.02)
Gain/(loss) from sale of discontinued operations, net of tax	—	—	(0.02)
Net income	$1.48	$1.78	$1.19

For the year ended December 31, 2018, an aggregate of less than 0.1 million RSUs and PBRSUs were excluded from the weighted-average diluted common shares outstanding due to their anti-dilutive effect. For the years ended December 31, 2017 and 2016, an aggregate of less than 0.1 million RSUs and stock options were excluded from the weighted-average diluted common shares outstanding for both periods due to their anti-dilutive effect.

Note 17 - Acquisitions

In December 2018, we acquired the remaining 72.0% of Symbility for C$107.1 million, or approximately $80.0 million, subject to certain working capital adjustments. Symbility is a leading global provider of cloud-based property claims workflow solutions for the property and casualty insurance industry, headquartered in Canada. This acquisition further progresses our long-term strategic plan by adding scale to our insurance and spatial businesses and international presence. Symbility is included as a component of our PIRM segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We have preliminarily recorded $14.9 million in proprietary technology with an estimated useful life of 8 years, client lists of $6.4 million with an estimated useful life of 12 years, trademarks of $1.2 million with an estimated useful life of 4 years, $5.3 million of deferred tax liabilities, and goodwill of $75.8 million. In connection with this acquisition, we remeasured our existing 28.0% investment ownership in Symbility which resulted in a $13.3 million step-up gain that we have recorded within gain/(loss) on investments and other, net in our consolidated statement of operations.

In December 2018, we completed the acquisition of HomeVisit for $12.7 million, subject to certain working capital adjustments. HomeVisit is a leading provider of marketing focused real estate solutions, including property listing photography, videography, 3D modeling, drone imagery and related services. Given anticipated synergy with our pre-existing real estate solutions platforms, this acquisition is expected to enable the next generation of property marketing solutions for real estate

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

professionals, MLS, brokers and agents across North America. HomeVisit is included as a component of our PIRM segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We preliminarily recorded $1.4 million for non-compete agreements with an estimated useful life of 5 years, client lists of $0.9 million with an estimated useful life of 11 years, trademarks of $0.2 million with an estimated useful life of 2.5 years, and goodwill of $10.2 million, all of which is deductible for tax purposes.

In April 2018, we completed the acquisition of a la mode for $120.0 million, exclusive of working capital adjustments. a la mode is a provider of subscription-based software solutions that facilitate the aggregation of data, imagery and photographs in a government-sponsored enterprise compliant format for the completion of US residential appraisals. This acquisition contributes to our continual development and scaling of our end-to-end valuation solutions workflow suite, which includes data and market insights, analytics as well as data-enabled services and platforms. a la mode is included as a component of our UWS segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We have preliminarily recorded contract liabilities of $7.5 million, proprietary technology of $15.8 million with an estimated useful life of 7 years, client lists of $32.5 million with an estimated useful life of 13 years, tradenames of $9.0 million with an estimated useful life of 8 years, non-compete agreements of $5.7 million with an estimated useful life of 5 years, and goodwill of $63.6 million, of which $61.4 million is deductible for tax purposes.

In February 2018, we completed the acquisition of eTech for cash of approximately £15.0 million, or approximately $21.0 million, exclusive of working capital adjustments. eTech is a leading provider of innovative mobile surveying and workflow management software that enhances productivity and mitigates risk for participants in the U.K. valuation market. This acquisition expands our U.K. presence and strengthens our technology platform offerings. eTech is included as a component of our PIRM segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We have preliminarily recorded a deferred tax liability of $1.6 million, proprietary technology of $7.0 million with an estimated useful life of 5 years, client lists of $1.7 million with an estimated useful life of 9 years, and goodwill of $14.1 million.

In August 2017, we completed the acquisition of Myriad for $22.0 million, exclusive of working capital adjustments, and up to $3.0 million to be paid in cash by 2019, contingent upon the achievement of certain revenue targets in fiscal years 2017 and 2018. We fair valued the contingent payment using the Monte-Carlo simulation model and initially recorded $1.8 million as contingent consideration. See Note 10 - Fair Value of Financial Instruments for further information. This acquisition builds on our software-as-a-service capabilities by offering a workflow tool used by the insurance industry for policy underwriting. Myriad is included as a component of our PIRM segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We recorded a deferred tax liability of $3.1 million, client lists of $1.7 million with an estimated useful life of 12 years, tradenames of $1.6 million with an estimated useful life of 7 years, proprietary technology of $5.8 million with an estimated useful life of 8 years and goodwill of $17.2 million.

In August 2017, we completed the acquisition of Clareity for $15.0 million, exclusive of working capital adjustments. This acquisition leverages our market leading position in real estate and provides authentication related services to real estate brokers and agents. Clareity is included as a component of our PIRM segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We recorded a deferred tax liability of $2.5 million, client lists of $3.4 million with an estimated useful life of 10 years, tradenames of $0.9 million with an estimated useful life of 7 years, proprietary technology of $2.0 million with an estimated useful life of 5 years and goodwill of $11.1 million.

In June 2017, we acquired a 45.0% interest in Mercury for $70.0 million, which included a call option to purchase the remaining 55.0% interest within the subsequent nine-month period. In August 2017, we purchased the remaining 55.0% ownership of Mercury for an additional $83.0 million, exclusive of working capital adjustments. Mercury is a technology company servicing small and medium-sized mortgage lenders and appraisal management companies to manage their collateral valuation operations. This acquisition is included as a component of our UWS segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We recorded a deferred tax liability of $19.8 million, tradenames of $3.6 million with an estimated useful life of 8 years, client lists of $41.3 million with an estimated useful life of 10 years, proprietary technology of $20.1 million with an estimated useful life of 8 years, and goodwill of $104.8 million.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

In April 2016, we completed the acquisition of FNC for up to $475.0 million, with $400.0 million in cash paid at closing, subject to certain closing adjustments, and up to $75.0 million to be paid in cash in 2018, contingent upon the achievement of certain revenue targets in fiscal 2017. We fair-valued the contingent payment using the Monte-Carlo simulation model and initially recorded $8.0 million as contingent consideration, which was fully reversed as of December 31, 2016. The fiscal 2017 revenue target was not achieved, therefore no contingent consideration was ultimately paid. FNC is a leading provider of real estate collateral information technology and solutions that automates property appraisal ordering, tracking, documentation and review for lender compliance with government regulations and is included as a component of our UWS segment. The acquisition expands our property valuation capabilities. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We recorded a deferred tax liability of $85.4 million, property and equipment of $79.8 million with an estimated useful life of 12 years, client lists of $145.3 million with an estimated useful life of 16 years, tradenames of $15.9 million with an estimated useful life of 19 years, non-compete agreements of $18.8 million with an estimated useful life of 5 years, and goodwill of $220.3 million.

In January 2016, we acquired the remaining 40% mandatorily redeemable noncontrolling interest in New Zealand-based PIQ for NZD $27.8 million, or $19.0 million, and settled the mandatorily redeemable noncontrolling interest. PIQ is included as a component of our PIRM segment.

For the years ended December 31, 2018, 2017 and 2016, the business combinations in each respective period did not have a material impact on our consolidated statements of operations; and we incurred $4.2 million, $4.5 million and $6.9 million, respectively, of acquisition-related costs within selling, general and administrative expenses in our consolidated statements of operations.

Note 18 - Segment Information

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

The operating results of our PIRM segment included intercompany revenues of $7.7 million, $6.1 million, and $6.9 million for the years ended December 31, 2018, 2017 and 2016, respectively; and intercompany expenses of $3.1 million, $3.2 million and $3.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Underwriting & Workflow Solutions. Our UWS segment combines property, mortgage, and consumer information to provide comprehensive mortgage origination and monitoring solutions, including, underwriting-related solutions and data-enabled valuations and appraisals. We have also developed proprietary technology and software platforms to access, automate or track this information and assist our clients with vetting and onboarding prospects, meeting compliance regulations and understanding, diagnosing, and monitoring property values. Our solutions include property tax solutions, valuation solutions, credit solutions, and flood services in North America. The segment’s primary clients are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, fixed-income investors, government agencies, and property and casualty insurance companies.

The operating results of our UWS segment included intercompany revenues of $3.1 million, $3.2 million, and $3.9 million for the years ended December 31, 2018, 2017 and 2016, respectively; and intercompany expenses of $7.7 million, $6.1 million and $6.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

We also separately report on our corporate and eliminations. Corporate consists primarily of corporate personnel and other expenses associated with our corporate functions and facilities, investment gains and losses, interest expense, and our provision for income taxes.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

Selected segment financial information is as follows:

(in thousands)
For the Year Ended December 31, 2018	PIRM	UWS	Corporate	Eliminations	Consolidated (Excluding Discontinued Operations)
Operating revenue	$705,284	$1,093,846	$—	$(10,752)	$1,788,378
Depreciation and amortization	$103,343	$73,102	$23,272	$—	$199,717
Operating income	$86,784	$239,219	$(103,385)	$—	$222,618
Equity in earnings/(losses) of affiliates, net of tax	$2,093	$(23)	$(577)	$—	$1,493
Net income from continuing operations	$102,725	$238,424	$(218,698)	$—	$122,451
Capital expenditures	$52,947	$13,900	$30,532	$—	$97,379

For the Year Ended December 31, 2017
Operating revenue	$703,032	$1,157,432	$—	$(9,347)	$1,851,117
Depreciation and amortization	$99,558	$57,397	$20,851	$—	$177,806
Operating income	$89,129	$233,366	$(83,877)	$—	$238,618
Equity in (losses)/earnings of affiliates, net of tax	$(420)	$(1,258)	$492	$—	$(1,186)
Net income from continuing operations	$86,988	$222,928	$(160,382)	$—	$149,534
Capital expenditures	$56,157	$7,569	$11,772	$—	$75,498

For the Year Ended December 31, 2016
Operating revenue	$706,496	$1,256,841	$12	$(10,792)	$1,952,557
Depreciation and amortization	$101,196	$53,823	$17,559	$—	$172,578
Operating income	$101,700	$255,583	$(79,343)	$—	$277,940
Equity in (losses)/earnings of affiliates, net of tax	$(1,432)	$3,020	$(1,092)	$—	$496
Net income from continuing operations	$105,349	$237,767	$(233,170)	$—	$109,946
Capital expenditures	$53,217	$8,951	$18,550	$—	$80,718

(in thousands)
As of December 31, 2018	PIRM	UWS	Corporate	Eliminations	Consolidated (Excluding Discontinued Operations)
Investment in affiliates, net	$15,235	$4,529	$2,665	$—	$22,429
Long-lived assets	$1,762,714	$2,073,827	$5,909,890	$(5,980,961)	$3,765,470
Total assets	$1,953,732	$2,200,292	$5,995,787	$(5,981,450)	$4,168,361

As of December 31, 2017
Investment in affiliates, net	$31,691	$4,552	$2,746	$—	$38,989
Long-lived assets	$1,721,815	$1,996,417	$5,542,323	$(5,613,410)	$3,647,145
Total assets	$1,911,222	$2,151,092	$5,628,824	$(5,614,108)	$4,077,030

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

Operating revenue is attributed to countries based on location of the revenue-generating business. Operating revenue separated between domestic and foreign operations and by segment is as follows:

	Year Ended December 31,
	2018		2017		2016
(in thousands)	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
PIRM	$535,764	$169,520	$545,311	$157,721	$560,085	$146,411
UWS	1,093,846	—	1,157,432	—	1,256,806	35
Corporate	—	—	—	—	—	12
Eliminations	(10,752)	—	(9,347)	—	(10,792)	—
Consolidated	$1,618,858	$169,520	$1,693,396	$157,721	$1,806,099	$146,458

Long-lived assets separated between domestic and foreign operations and by segment are as follows:

	As of December 31,
	2018		2017
(in thousands)	Domestic	Foreign	Domestic	Foreign
PIRM	$1,356,509	$406,205	$1,392,580	$329,235
UWS	2,073,827	—	1,996,417	—
Corporate	5,052,201	857,689	4,796,378	745,945
Eliminations	(5,123,272)	(857,689)	(4,867,465)	(745,945)
Consolidated (excluding assets of discontinued operations)	$3,359,265	$406,205	$3,317,910	$329,235

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

Note 19 - Unaudited Quarterly Financial Data

The following tables sets forth certain unaudited consolidated quarterly financial data for the years ended 2018 and 2017:

	For the Quarters Ended
(in thousands, except per share amounts)	3/31/2018	6/30/2018	9/30/2018	12/31/2018
Operating revenue	$444,900	$488,401	$451,768	$403,309
Operating income	$44,419	$89,637	$59,780	$28,782
Equity in earnings/(losses) of affiliates, net of tax	$233	$2,837	$(161)	$(1,416)
Components of net income:
Net income from continuing operations	$28,362	$58,532	$22,535	$13,022
Loss from discontinued operations, net of tax	(75)	(16)	(84)	(412)
Gain from sale of discontinued operations, net of tax	—	—	—	—
Net income	$28,287	$58,516	$22,451	$12,610
Basic income/(loss) per share:
Net income from continuing operations	$0.35	$0.72	$0.28	$0.16
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Gain from sale of discontinued operations, net of tax	—	—	—	—
Net income	$0.35	$0.72	$0.28	$0.15
Diluted income/(loss) per share:
Net income from continuing operations	$0.34	$0.71	$0.27	$0.16
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Gain from sale of discontinued operations, net of tax	—	—	—	—
Net income	$0.34	$0.71	$0.27	$0.15
Weighted-average common shares outstanding:
Basic	81,254	81,284	80,680	80,198
Diluted	82,820	82,440	82,017	81,330

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

	For the Quarters Ended
(in thousands, except per share amounts)	3/31/2017	6/30/2017	9/30/2017	12/31/2017
Operating revenue	$439,851	$473,978	$483,131	$454,157
Operating income	$32,563	$78,393	$62,296	$65,366
Equity in (losses)/earnings of affiliates, net of tax	$(723)	$(280)	$(229)	$46
Components of net income:
Net income from continuing operations	$12,708	$41,182	$30,828	$64,816
Income/(loss) from discontinued operations, net of tax	2,417	78	(74)	(106)
Gain from sale of discontinued operations, net of tax	313	—	—	—
Net income	$15,438	$41,260	$30,754	$64,710
Basic income/(loss) per share:
Net income from continuing operations	$0.15	$0.49	$0.37	$0.79
Income/(loss) from discontinued operations, net of tax	0.03	—	—	—
Gain from sale of discontinued operations, net of tax	—	—	—	—
Net Income	$0.18	$0.49	$0.37	$0.79
Diluted income/(loss) per share:
Net income from continuing operations	$0.15	$0.48	$0.36	$0.78
Income/(loss) from discontinued operations, net of tax	0.03	—	—	—
Gain from sale of discontinued operations, net of tax	—	—	—	—
Net Income	$0.18	$0.48	$0.36	$0.78
Weighted-average common shares outstanding:
Basic	84,432	84,548	83,362	81,656
Diluted	86,341	86,097	85,090	83,539

During the year ended December 31, 2017, we identified prior period errors which had overstated our provision for deferred income taxes by $4.3 million in periods prior to 2017. We corrected these items in the periods of identification by recording net reductions to deferred income tax expense of $3.0 million and $1.3 million in the quarters ended September 30, 2017 and June 30, 2017, respectively, within continuing operations. See further discussion in Note 2 – Significant Accounting Policies.

CORELOGIC AND SUBSIDIARY COMPANIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
December 31, 2018, 2017 and 2016

(in thousands)	Balance at Beginning of Period	Charged to Costs & Expenses		Charged to Other Accounts	Deductions		Balance at End of Period
For the Year Ended December 31, 2018
Allowance for accounts receivable	$8,229	$8,187		$—	$(10,674)	(1)	$5,742
Claim losses	$26,879	$13,051		$—	$(14,876)	(2)	$25,054
Tax valuation allowance	$45,166	$4,372		$2,455	$—		$51,993
For the Year Ended December 31, 2017
Allowance for accounts receivable	$8,857	$9,633		$—	$(10,261)	(1)	$8,229
Claim losses	$26,939	$15,272		$—	$(15,332)	(2)	$26,879
Tax valuation allowance	$44,879	$(1,072)	(3)	$1,359	$—		$45,166
For the Year Ended December 31, 2016
Allowance for accounts receivable	$6,212	$8,508		$—	$(5,863)	(1)	$8,857
Claim losses	$25,344	$15,816		$—	$(14,221)	(2)	$26,939
Tax valuation allowance	$19,171	$25,946		$(238)	$—		$44,879

(1)	Amount represents accounts written off, net of recoveries.

(2)	Amount represents claim payments, net of recoveries.

(3)	Amount includes an out-of-period adjustment identified in each respective year. See further discussion in Note 2 – Significant Accounting Policies.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on that assessment, management determined that the Company's internal control over financial reporting was effective as of December 31, 2018.

Management excluded eTech, a la mode, Symbility, and HomeVisit from the assessment of internal control over financial reporting as of December 31, 2018 because they were acquired in purchase business combinations during 2018. These companies are wholly-owned subsidiaries of the Company whose total assets and total revenues represent 4.2% and 1.5%, respectively, of the Company’s related consolidated financial statement amounts as of and for the year ended December 31, 2018.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements provided in Item 8, above, has issued a report on the effectiveness of our internal controls over financial reporting as of December 31, 2018.

(c) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as provided below, the information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

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

Item 11. Executive Compensation

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. The following consolidated financial statements of CoreLogic, Inc. are included in Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016

Consolidated Statement of Comprehensive Income/(Loss) for the Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016

Notes to the Consolidated Financial Statements for the Years Ended December 31, 2018, 2017 and 2016

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

10.4
Employment Agreement, dated May 3, 2011, between CoreLogic, Inc. and Barry M. Sando (Incorporated by reference herein to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2011 as filed with the SEC on August 8, 2011).*

10.5
Amendment to Employment Agreement between the Company and Barry Sando effective as of June 16, 2014 (Incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014 as filed with the SEC on July 25, 2014).*

10.6
Amendment to Employment Agreement between the Company and Barry Sando effective as of October 6, 2014 (Incorporated by reference herein from Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC on February 26, 2015).*

10.7
Employment Agreement, dated August 29, 2011, between CoreLogic, Inc. and Frank Martell (Incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011 as filed with the SEC on November 4, 2011).*

10.8
Amendment to Employment Agreement between the Company and Frank Martell effective as of April 8, 2016 (Incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016 as filed with the SEC on July 27, 2016).*

10.9
Amended and Restated Employment Agreement between the Company and Frank Martell effective as of March 6, 2017 (Incorporated by reference herein to Exhibit 10.1 to the Company's Current report on form 8-K as filed with the SEC on May 19, 2017).*

10.10
Employment Agreement, dated April 8, 2016, between CoreLogic, Inc. and James L. Balas (Incorporated by reference herein from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016 as filed with the SEC on July 27, 2016).*

10.11	Employment Agreement, dated January 2, 2018, between the Company and Arnold A. Pinkston*•

10.12	Form of Change in Control Agreement (Incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on June 14, 2010).*

10.13
Pension Restoration Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.14
Executive Supplemental Benefit Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.15
Amendment No. 1 to the Company's Executive Supplemental Benefit Plan, effective as of December 31, 2010 (Incorporated by reference herein from Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on November 24, 2010).*

10.16
Amendment No. 2 to the Company's Executive Supplemental Benefit Plan, dated as of January 27, 2011 (Incorporated by reference herein from Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.17
Management Supplemental Benefit Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.18
Amendment No. 1 to the Company's Management Supplemental Benefits Plan, effective as of December 31, 2010 (Incorporated by reference herein from Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on November 24, 2010). *

10.19
Amendment No. 2 to the Company's Management Supplemental Benefit Plan, dated as of January 27, 2011 (Incorporated by reference herein from Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.20
The CoreLogic, Inc. 2006 Incentive Compensation Plan (formerly The First American Corporation 2006 Incentive Compensation Plan) (Incorporated by reference herein from Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.21
CoreLogic, Inc.'s Amended and Restated 2011 Performance Incentive Plan, as amended December 6, 2016.(Incorporated by reference herein from Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on February 24, 2017.)*

10.22	CoreLogic, Inc.'s 2018 Performance Incentive Plan (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on May 4, 2018.)*

10.23
Form of Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement (Employee), approved December 6, 2016. (Incorporated by reference herein from Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on February 24, 2017).*

10.24
Form of Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement (NEO), approved December 6, 2016. (Incorporated by reference herein from Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on February 24, 2017).*

10.25
Form of Notice of Performance-Based Restricted Stock Unit Grant and Form of Performance-Based Restricted Stock Unit Award Agreement, approved December 6, 2016. (Incorporated by reference herein from Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on February 24, 2017).*

10.26
Form of Notice of Nonqualified Stock Option Grant and Nonqualified Stock Option Grant Agreement (Employee) (Incorporated by reference herein from Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 14, 2011).*

10.27
Form of Notice of Option Grant and Option Award Agreement (Employee) (Incorporated by reference herein to Exhibit 10.5 to the Company's Current Report on Form 8-K as filed with the SEC on May 25, 2011).*

10.28
Form of Non-Employee Director Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement, approved December 6, 2016. (Incorporated by reference herein from Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on February 24, 2017).*

10.29
Form of Performance Unit Grant and Form of Performance Unit Award Agreement, approved December 6, 2016. (Incorporated by reference herein from Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on February 24, 2017).*

10.30
Form of Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement (Employee) under the CoreLogic, Inc. 2018 Performance Incentive Plan (Incorporated by Reference herein to Exhibit 10.2 to the Company's Quarterly Report on form 10-Q for the period ended June 30, 2018 as filed with the SEC on July 26, 2018).*

10.31
Form of Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement (NEO) under the CoreLogic, Inc. 2018 Performance Incentive Plan (Incorporated by reference herein to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2018 as filed with the SEC on July 26, 2018).*

10.32
Form of Notice of Restricted Stock Unit Grant and form of Restricted Stock Unit Award Agreement (UK Employees) under the CoreLogic, Inc. 2018 Performance Incentive Plan (Incorporated by reference herein to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2018 as filed with the SEC on July 26, 2018).*

10.33
Form of Notice of Performance-Based Restricted Stock Unit Grant and Form of Performance-Based Restricted Stock Unit Award Agreement under the CoreLogic, Inc. 2018 Performance Incentive Plan (Incorporated by Reference herein to Exhibit 10.5 to the Company's quarterly Report on Form 10-Q for the period ended June 30, 2018 as filed with the SEC on July 26, 2018).*

10.34	Form of Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement (NEO) under the CoreLogic, Inc. 2018 Performance Incentive Plan.*•

10.35	Form of Notice of Performance-Based Restricted Stock Unit Grant and Form of Performance-Based Restricted Stock Unit Award Agreement under the CoreLogic, Inc. 2018 Performance Incentive Plan *•

10.36
CoreLogic, Inc. Directors' Compensation Policy (Incorporated by reference herein from Exhibit 10.28 to the Company's Annual Report on form 10-K for the fiscal year ended December 31, 2017 as filed with the SEC on February 27, 2018).*

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

10.39
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

10.45
Master Professional Services Agreement, dated August 17, 2011, between CoreLogic Real Estate Solutions, LLC and Cognizant Technology Solutions US Corporation (Incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A for the period ended September 30, 2011 as filed with the SEC on March 23, 2012).±

10.46
Amendment No. 1 to the Master Professional Services Agreement entered into effective as of September 4, 2014 between CoreLogic Real Estate Solutions, LLC and Cognizant Technology Solutions US Corporation (Incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2015 as filed with the SEC on July 24, 2015).±

10.47
Amendment No. 2 to Supplement A, effective as of March 1, 2012, by and between CoreLogic Solutions, LLC and Cognizant Technology Solutions US Corporation, to the Master Professional Services Agreement between CoreLogic Real Estate Solutions, LLC and Cognizant Technology Solutions US Corporation (Incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013 as filed with the SEC on October 25, 2013). ±

10.48
Amendment No. 3 to Supplement A, effective as of September 1, 2013, by and between CoreLogic Solutions, LLC and Cognizant Technology Solutions US Corporation, to the Master Professional Services Agreement between CoreLogic Real Estate Solutions, LLC and Cognizant Technology Solutions US Corporation (Incorporated by reference herein to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014 as filed with the SEC on July 25, 2014).±

10.49
Master Services Agreement by and between the Company and Dell Marketing, L.P., dated as of July 19, 2012 (Incorporated by reference herein from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012 as filed with the SEC on October 26, 2012).±

10.50
Amendment No. 1 dated October 23, 2012 to the Master Services Agreement by and between CoreLogic Solutions, LLC and Dell Marketing, L.P. (Incorporated by reference herein from Exhibit 10.85 to the Company's Annual Report on Form 10-K for the period ended December 31, 2013 as filed with the SEC on February 25, 2013).

10.51
Amendment No. 2 dated October 26, 2012 to the Master Services Agreement and Supplement A between CoreLogic Solutions, LLC and Dell Marketing L.P. (Incorporated by reference herein from Exhibit 10.86 to the Company's Annual Report on Form 10-K for the period ended December 31, 2013 as filed with the SEC on February 25, 2013). ±

10.52
Amendment No. 4 dated October 1, 2017 to the Master Services Agreement and Supplement A between CoreLogic Solutions, LLC and NTT Data Services, LLC (formerly Dell Marketing L.P.) (Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the period ended December 31, 2017 as filed with the SEC on February 27, 2018). ±

10.53
Amendment No. 5 dated May 5, 2017 do the Master Services Agreement and Supplement A between CoreLogic Solutions, LLC and NTT Data Services, LLC (Formerly Dell Marketing L.P.) (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2018 as filed with the SEC on July 26, 2018)±

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

101
The following financial information from CoreLogic, Inc.'s Annual Report on From 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL) and furnished electronically herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss)/Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

^
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

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

CoreLogic, Inc.
(Registrant)

By: /s/ Frank D. Martell
Frank D. Martell
President and Chief Executive Officer
(Principal Executive Officer)
Date:	February 27, 2019

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Frank D. Martell, James L. Balas and Arnold A. Pinkston, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank D. Martell	President and Chief Executive Officer	February 27, 2019
Frank D. Martell	(Principal Executive Officer)

/s/ James L. Balas	Chief Financial Officer	February 27, 2019
James L. Balas	(Principal Financial Officer)

/s/ John K. Stumpf	Controller	February 27, 2019
John K. Stumpf	(Principal Accounting Officer)

/s/ Paul F. Folino	Chairman of the Board, Director	February 27, 2019
Paul F. Folino

/s/ J. David Chatham	Director	February 27, 2019
J. David Chatham

/s/ Douglas C. Curling	Director	February 27, 2019
Douglas C. Curling

/s/ John C. Dorman	Director	February 27, 2019
John C. Dorman

/s/ Claudia Fan Munce	Director	February 27, 2019
Claudia Fan Munce

/s/ Thomas C. O’Brien	Director	February 27, 2019
Thomas C. O’Brien

/s/ Vikrant Raina	Director	February 27, 2019
Vikrant Raina

/s/ Jaynie Miller Studenmund	Director	February 27, 2019
Jaynie Miller Studenmund

/s/ David F. Walker	Director	February 27, 2019
David F. Walker

/s/ Mary Lee Widener	Director	February 27, 2019
Mary Lee Widener