Form 10-Q
period 2019-03-31
CORELOGIC, INC.
filed 2019-04-25
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

On April 22, 2019 there were 80,687,453 shares of common stock outstanding.

CoreLogic, Inc.

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.
CoreLogic, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except par value)	March 31,	December 31,
Assets	2019	2018
Current assets:
Cash and cash equivalents	$86,828	$85,271
Accounts receivable (less allowance for doubtful accounts of $6,302 and $5,742 as of March 31, 2019 and December 31, 2018, respectively)	246,329	242,814
Prepaid expenses and other current assets	49,211	50,136
Income tax receivable	13,971	25,299
Total current assets	396,339	403,520
Property and equipment, net	459,478	456,497
Operating lease assets	64,606	—
Goodwill, net	2,395,765	2,391,954
Other intangible assets, net	452,124	468,405
Capitalized data and database costs, net	324,116	324,049
Investment in affiliates, net	21,867	22,429
Other assets	99,701	102,136
Total assets	$4,213,996	$4,168,990
Liabilities and Equity
Current liabilities:
Accounts payable and other accrued expenses	$162,045	$166,258
Accrued salaries and benefits	75,861	84,940
Contract liabilities, current	312,322	308,959
Current portion of long-term debt	47,465	26,935
Operating lease liabilities, current	16,709	—
Total current liabilities	614,402	587,092
Long-term debt, net of current	1,709,501	1,752,241
Contract liabilities, net of current	520,845	524,069
Deferred income tax liabilities	125,064	124,968
Operating lease liabilities, net of current	82,851	—
Other liabilities	162,062	180,122
Total liabilities	3,214,725	3,168,492

Stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 80,633 and 80,092 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	164,969	160,870
Retained earnings	977,062	975,375
Accumulated other comprehensive loss	(142,761)	(135,748)
Total stockholders' equity	999,271	1,000,498
Total liabilities and equity	$4,213,996	$4,168,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands, except per share amounts)	2019	2018
Operating revenues	$417,708	$444,900
Cost of services (excluding depreciation and amortization shown below)	219,061	239,389
Selling, general and administrative expenses	128,224	114,952
Depreciation and amortization	49,219	46,140
Total operating expenses	396,504	400,481
Operating income	21,204	44,419
Interest expense:
Interest income	978	530
Interest expense	19,703	17,692
Total interest expense, net	(18,725)	(17,162)
Gain on investments and other, net	734	161
Income from continuing operations before equity in (losses)/earnings of affiliates and income taxes	3,213	27,418
Provision/(benefit) for income taxes	1,058	(711)
Income from continuing operations before equity in (losses)/earnings of affiliates	2,155	28,129
Equity in (losses)/earnings of affiliates, net of tax	(422)	233
Net income from continuing operations	1,733	28,362
Loss from discontinued operations, net of tax	(46)	(75)
Net income	$1,687	$28,287
Basic income per share:
Net income from continuing operations	$0.02	$0.35
Loss from discontinued operations, net of tax	—	—
Net income	$0.02	$0.35
Diluted income per share:
Net income from continuing operations	$0.02	$0.34
Loss from discontinued operations, net of tax	—	—
Net income	$0.02	$0.34
Weighted-average common shares outstanding:
Basic	80,179	81,254
Diluted	81,277	82,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands)	2019	2018
Net income	$1,687	$28,287
Other comprehensive (loss)/income
Adoption of new accounting standards	—	408
Market value adjustments on interest rate swaps, net of tax	(12,206)	4,137
Foreign currency translation adjustments	5,342	(4,114)
Supplemental benefit plans adjustments, net of tax	(149)	(124)
Total other comprehensive (loss)/income	(7,013)	307
Comprehensive (loss)/income	$(5,326)	$28,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$1,687	$28,287
Less: Loss from discontinued operations, net of tax	(46)	(75)
Net income from continuing operations	1,733	28,362
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	49,219	46,140
Amortization of debt issuance costs	1,302	1,376
Amortization of operating lease assets	4,036	—
Provision for bad debt and claim losses	3,788	2,847
Share-based compensation	9,892	8,677
Equity in losses/(earnings) of affiliates, net of taxes	422	(233)
Deferred income tax	4,346	6,250
Gain on investment and other, net	(734)	(161)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,489)	12,745
Prepaid expenses and other current assets	(2,778)	(764)
Accounts payable and other accrued expenses	(7,665)	4,987
Contract liabilities	173	(2,756)
Income taxes	10,966	(482)
Dividends received from investments in affiliates	—	776
Other assets and other liabilities	(4,630)	(7,556)
Net cash provided by operating activities - continuing operations	64,581	100,208
Net cash provided by operating activities - discontinued operations	—	2
Total cash provided by operating activities	$64,581	$100,210
Cash flows from investing activities:
Purchases of property and equipment	$(24,020)	$(9,940)
Purchases of capitalized data and other intangible assets	(8,947)	(9,544)
Cash paid for acquisitions, net of cash acquired	—	(20,533)
Cash received from sale of business-line	1,082	—
Proceeds from sale of property and equipment	—	100
Proceeds from investments	1,157	980
Net cash used in investing activities - continuing operations	(30,728)	(38,937)
Net cash provided by investing activities - discontinued operations	—	—
Total cash used in investing activities	$(30,728)	$(38,937)
Cash flows from financing activities:
Proceeds from long-term debt	$—	$95
Repayment of long-term debt	(25,563)	(45,722)
Proceeds from issuance of shares in connection with share-based compensation	2,758	15,473
Payment of tax withholdings related to net share settlements	(8,551)	(10,532)
Shares repurchased and retired	—	(18,479)
Contingent consideration payments subsequent to acquisitions	(600)	—
Net cash used in financing activities - continuing operations	(31,956)	(59,165)
Net cash provided by financing activities - discontinued operations	—	—
Total cash used in financing activities	$(31,956)	$(59,165)
Effect of exchange rate on cash, cash equivalents and restricted cash	(200)	311
Net change in cash, cash equivalents and restricted cash	1,697	2,419
Cash, cash equivalents and restricted cash at beginning of period	98,250	132,154
Less: Change in cash, cash equivalents and restricted cash - discontinued operations	—	2
Plus: Cash swept from discontinued operations	—	2
Cash, cash equivalents and restricted cash at end of period	$99,947	$134,573

Supplemental disclosures of cash flow information:
Cash paid for interest	$17,351	$15,553
Cash paid for income taxes	$1,958	$988
Cash refunds from income taxes	$15,950	$2,917
Non-cash investing activities:
Capital expenditures included in accounts payable and other accrued expenses	$14,469	$6,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands)
For the Three Months Ended March 31, 2019
Balance as of December 31, 2018	80,092	$1	$160,870	$975,375	$(135,748)	$1,000,498
Net income	—	—	—	$1,687	—	1,687
Shares issued in connection with share-based compensation	541	—	2,758	—	—	2,758
Payment of tax withholdings related to net share settlements	—	—	(8,551)	—	—	(8,551)
Share-based compensation	—	—	9,892	—	—	9,892
Other comprehensive loss	—	—	—	—	(7,013)	(7,013)
Balance as of March 31, 2019	80,633	$1	$164,969	$977,062	$(142,761)	$999,271

For the Three Months Ended March 31, 2018
Balance at December 31, 2017	80,885	$1	$224,455	$877,111	$(93,691)	1,007,876
Adoption of new accounting standards	—	—	—	(23,600)	408	(23,192)
Net income	—	—	—	28,287	—	28,287
Shares issued in connection with share-based compensation	1,151	—	15,473	—	—	15,473
Payment of tax withholdings related to net share settlements	—	—	(10,532)	—	—	(10,532)
Share-based compensation	—	—	8,677	—	—	8,677
Shares repurchased and retired	(400)	—	(18,479)	—	—	(18,479)
Other comprehensive loss	—	—	—	—	(101)	(101)
Balance as of March 31, 2018	81,636	$1	$219,594	$881,798	$(93,384)	$1,008,009

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

Our condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States ("US") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The 2018 year-end condensed consolidated balance sheet was derived from the Company's audited financial statements for the year ended December 31, 2018. Interim financial information does not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Client Concentration

We generate the majority of our operating revenues from clients with operations in the US residential real estate, mortgage origination and mortgage servicing markets. Approximately 29% and 34% of our operating revenues for the three months ended March 31, 2019 and 2018, respectively, were generated from our top ten clients, who consist of the largest U.S. mortgage originators and servicers. None of our clients individually accounted for greater than 10% of our operating revenues for the three months ended March 31, 2019 nor 2018.

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

(in thousands)	March 31, 2019	March 31, 2018
Cash and cash equivalents	$86,828	$123,698
Restricted cash included in other assets	11,134	9,806
Restricted cash included in prepaid expenses and other current assets	1,985	1,069
Total cash, cash equivalents and restricted cash	$99,947	$134,573

Operating Revenue Recognition

We derive our operating revenues primarily from US mortgage lenders, servicers and insurance companies with good creditworthiness. Operating revenue arrangements are written and specify the products or services to be delivered, pricing and payment terms. Operating revenue is recognized when the distinct good, service, or performance obligation, is delivered and control has been transferred to the client. Generally, clients contract with us to provide products and services that are highly interrelated and not separately identifiable. Therefore, the entire contract is accounted for as one performance obligation. At times, some of our contracts have multiple performance obligations where we allocate the total price to each performance obligation based on the estimated relative standalone selling price using observable sales or the cost-plus-margin approach.

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

Licensing arrangements that provide our clients with the right to access or use our intellectual property are considered functional licenses for which we generally recognize operating revenue based on usage. For arrangements that provide a stand-ready obligation or substantive updates to the intellectual property which the client is contractually or practically required to use, we recognize operating revenue ratably over the contractual term.

Client payment terms are standard with no significant financing components or extended payment terms granted. In limited cases we allow for client cancellations for which we estimate a reserve.

See further discussion in Note 8 - Operating Revenues.

Comprehensive Loss

Comprehensive loss includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders. Specifically, foreign currency translation adjustments, amounts related to supplemental benefit plans, unrealized gains and losses on interest rate swap transactions and investments are recorded in other comprehensive (loss)/income. The following table shows the components of accumulated other comprehensive loss, net of taxes, as of March 31, 2019 and December 31, 2018:

(in thousands)	2019	2018
Cumulative foreign currency translation	$(124,064)	$(129,406)
Cumulative supplemental benefit plans	(5,107)	(4,958)
Net unrecognized losses on interest rate swaps	(13,590)	(1,384)
Accumulated other comprehensive loss	$(142,761)	$(135,748)

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

We recorded equity in losses of affiliates, net of tax, of $0.4 million and equity in earnings of affiliates, net of tax, of $0.2 million for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, we did not have any operating revenues related to our investment in affiliates and for the three months ended March 31, 2018 we recorded $0.3 million. We recorded operating expenses of $0.2 million and $3.3 million related to our investment in affiliates for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, we had insignificant accounts payable and accounts receivable with these affiliates.

Discontinued Operations

In September 2014, we completed the sale of our collateral solutions and field services businesses, which were included in the former reporting segment Asset Management and Processing Solutions. In September 2012, we completed the wind down of our consumer services business and our appraisal management company business. In September 2011, we closed our marketing services business. In December 2010, we completed the sale of our Employer and Litigation Services businesses.

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

As of March 31, 2019 and December 31, 2018, we recorded assets of discontinued operations of $0.7 million and $0.6 million, respectively, within prepaid expenses and other current assets within our condensed consolidated balance sheets. Additionally, as of March 31, 2019 and December 31, 2018, we recorded liabilities of $2.1 million and $2.2 million, respectively, within accounts payable and other accrued expenses mainly consisting of legal related accruals.

Tax Escrow Disbursement Arrangements

We administer tax escrow disbursements as a service to our clients in connection with our tax services business. These deposits are maintained in segregated accounts for the benefit of our clients and totaled $5.7 billion and $696.0 million as of March 31, 2019 and December 31, 2018, respectively. Because these deposits are held on behalf of our clients, they are not our funds and, therefore, are not included in the accompanying condensed consolidated balance sheets.

These deposits generally remain in the accounts for a period of two to five business days. We record earnings credits from these activities as a reduction to related administrative expenses, including the cost of bank fees and other administration costs.

Under our contracts with our clients, if we make a payment in error or fail to pay a taxing authority when a payment is due, we could be held liable to our clients for all or part of the financial loss they suffer as a result of our act or omission. We maintained total claim reserves relating to incorrect disposition of assets of $20.4 million and $21.2 million as of March 31, 2019, and December 31, 2018, respectively. Within these amounts, $9.2 million, for both periods, are short-term and are reflected within accounts payable and other accrued expenses within our accompanying condensed consolidated balance sheets. The remaining reserves are reflected within other liabilities.

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board ("FASB") issued guidance to amend and improve the accounting for hedging activities. The amendment eliminates the requirement to separately measure and report hedge ineffectiveness. An initial quantitative assessment to establish that the hedge is highly effective is still required but the amendment allows until the end of the first quarter it is designated to perform the assessment. After initial qualification, a qualitative assessment can be performed if the hedge is highly effective and the documentation at inception can reasonably support an expectation of high effectiveness throughout the hedge’s term. The amendment requires companies to present all hedged accounting elements that affect earnings in the same income statement line as the hedged item. For highly effective cash flow hedges, fair value changes will be recorded in other comprehensive loss and reclassified to earnings when the hedged item impacts earnings. The guidance is effective prospectively for fiscal years beginning after December 15, 2018. In October 2018, the FASB issued incremental guidance to this update to permit the Overnight Index Swap Rate and the Secured Overnight Financing Rate to be utilized as US benchmark interest rates for hedge accounting purposes. We have adopted this guidance in the current year as required, which has not had a material impact on our consolidated financial statements.

In February 2016, the FASB issued guidance on lease accounting which requires leases, regardless of classification, to be recognized on the balance sheet as lease assets and liabilities. The objective of this standard is to provide greater transparency on the amount, timing and uncertainty of cash flows arising from leasing arrangements. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee depends upon its classification as a finance or operating lease. On January 1, 2019, we adopted the new lease accounting standard, and all related amendments, using the modified retrospective approach. Comparative information has not been restated and continues to be reported under the standards in effect for those prior periods as allowed by the guidance. As part of our adoption we elected the package of practical expedients permitted under the transition guidance which allows us to carry forward our historical lease classification of pre-existing leases, treatment of pre-existing indirect costs, as well as our conclusions of whether a pre-existing contract contains a lease. We have implemented internal controls to enable the preparation of financial information upon our adoption this quarter.

Adoption of the new lease accounting standard resulted in the recording of operating lease assets and lease liabilities of approximately $67.7 million and $103.9 million, respectively, as of January 1, 2019. There was no impact to opening equity as a result of adoption as the difference between the asset and liability balance is attributable to reclasses of pre-existing balances, such as deferred and prepaid rent, into the lease asset balance. The standard has not materially impacted our consolidated statement of operations or presentation of cash flows and we do not anticipate a material impact in the future based on our current operations. See below for our accounting policy reflecting the updated guidance.

Leases

We determine if an arrangement contains a lease at inception and determine the classification of the lease, as either operating or finance, at commencement.

Operating and finance lease assets and liabilities are recorded based on the present value of future lease payments which factors in certain qualifying initial direct costs incurred as well as any lease incentives received. If an implicit rate is not readily determinable, we utilize our incremental borrowing rate and inputs from third-party lenders to determine the appropriate discount rate. Lease expense for operating lease payments are recognized on a straight-line basis over the lease term. Finance leases incur interest expense using the effective interest method in addition to amortization of the leased asset on straight-line basis, both over the applicable lease term. Lease terms may factor in options to extend or terminate the lease.

We adhere to the short-term lease recognition exemption for all classes of assets (i.e. facilities and equipment). As a result, leases with an initial term of twelve months or less are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. In addition, for certain equipment leases, we account for lease and non-lease components, such as services, as a single lease component as permitted.

Note 2 - Property and Equipment, Net

Property and equipment, net as of March 31, 2019 and December 31, 2018 consists of the following:

(in thousands)	2019	2018
Land	$7,476	$7,476
Buildings	6,487	6,487
Furniture and equipment	71,559	68,851
Capitalized software	925,752	902,482
Leasehold improvements	43,607	43,476
Construction in progress	1,218	669
	1,056,099	1,029,441
Less accumulated depreciation	(596,621)	(572,944)
Property and equipment, net	$459,478	$456,497

Depreciation expense for property and equipment was approximately $23.4 million and $21.8 million, for the three months ended March 31, 2019 and 2018, respectively.

Note 3 – Goodwill, Net

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by reporting unit, for the three months ended March 31, 2019 is as follows:

(in thousands)	PIRM	UWS	Consolidated
Balance as of January 1, 2019
Goodwill	$1,107,466	$1,292,013	$2,399,479
Accumulated impairment losses	(600)	(6,925)	(7,525)
Goodwill, net	1,106,866	1,285,088	2,391,954
Measurement period adjustments	192	—	192
Translation adjustments	3,619	—	3,619
Balance as of March 31, 2019
Goodwill, net	$1,110,677	$1,285,088	$2,395,765

See Note 13 - Acquisitions for further discussion over measurement period adjustments.

Note 4 – Other Intangible Assets, Net

Other intangible assets, net consist of the following:

	March 31, 2019			December 31, 2018
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Client lists	$706,819	$(339,748)	$367,071	$706,253	$(327,201)	$379,052
Non-compete agreements	35,227	(21,465)	13,762	35,224	(20,156)	15,068
Tradenames and licenses	131,233	(59,942)	71,291	131,130	(56,845)	74,285
	$873,279	$(421,155)	$452,124	$872,607	$(404,202)	$468,405

Amortization expense for other intangible assets, net was $16.6 million and $15.2 million for the three months ended March 31, 2019 and 2018, respectively.

Estimated amortization expense for other intangible assets, net is as follows:

(in thousands)
Remainder of 2019	$47,668
2020	61,947
2021	58,795
2022	56,927
2023	49,311
Thereafter	177,476
$452,124

Note 5 – Long-Term Debt

Our long-term debt consists of the following:

	March 31, 2019			December 31, 2018
(in thousands)	Gross	Debt Issuance Costs	Net	Gross	Debt Issuance Costs	Net
Bank debt:
Term loan facility borrowings due August 2022, weighted-average interest rate of 4.25% and 4.05% as of March 31, 2019 and December 31, 2018, respectively	$1,575,000	$(12,105)	$1,562,895	$1,597,500	$(13,043)	$1,584,457
Revolving line of credit borrowings due August 2022, weighted-average interest rate of 4.24% and 4.06% as of March 31, 2019 and December 31, 2018, respectively	178,323	(4,852)	173,471	178,146	(5,216)	172,930
Notes:
7.55% senior debentures due April 2028	14,645	(44)	14,601	14,645	(44)	14,601
Other debt:
Various debt instruments with maturities through 2024	5,999	—	5,999	7,188	—	7,188
Total long-term debt	1,773,967	(17,001)	1,756,966	1,797,479	(18,303)	1,779,176
Less current portion of long-term debt	47,465	—	47,465	26,935	—	26,935
Long-term debt, net of current portion	$1,726,502	$(17,001)	$1,709,501	$1,770,544	$(18,303)	$1,752,241

As of March 31, 2019, and December 31, 2018, we have recorded $1.4 million and $0.7 million of accrued interest expense, respectively, on our debt-related instruments within accounts payable and other accrued expenses.

Credit Agreement

In August 2017, we amended and restated our credit agreement (“Credit Agreement”) with Bank of America, N.A. as the administrative agent, and other financial institutions. The Credit Agreement provides for a $1.8 billion five-year term loan A facility (“Term Facility”), and a $700.0 million five-year revolving credit facility ("Revolving Facility"). The Term Facility matures and the Revolving Facility expires in August 2022. The Revolving facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and/or Revolving Facility by up to $100.0 million in the aggregate; however the lenders are not obligated to do so. As of March 31, 2019, we had a remaining borrowing capacity of $521.7 million under the Revolving Facility and we were in compliance with all of our covenants under the Credit Agreement.

Debt Issuance Costs

In connection with the amendment and restatement of the Credit Agreement, in August 2017, we incurred approximately $14.3 million of debt issuance costs of which $14.0 million were initially capitalized within long-term debt, net of current in the accompanying condensed consolidated balance sheets. In addition, when we amended and restated the Credit Agreement, we wrote-off previously unamortized debt issuance costs of $1.8 million within gain on investments and other, net in the accompanying consolidated statement of operations; resulting in a remaining $12.0 million of previously unamortized costs. We will amortize all of these costs over the term of the Credit Agreement. For the three months ended March 31, 2019 and 2018, $1.3 million and $1.4 million, respectively, were recognized in the accompanying condensed consolidated statement of operations related to the amortization of debt issuance costs.

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

As of March 31, 2019, the Swaps have a combined remaining notional balance of $1.5 billion, a weighted average fixed interest rate of 2.05% (rates range from 1.03% to 2.98%), and scheduled terminations through December 2025. Notional balances under our Swaps are scheduled to increase and decrease based on our expectations of the level of variable rate debt to be in effect in future periods. Currently, we have scheduled notional amounts of between $1.3 billion and $1.5 billion through December 2020, then $1.0 billion and $1.2 billion through August 2022, and $400.0 million thereafter until December 2025. Approximate weighted average fixed interest rates for the aforementioned time intervals are 2.16%, 2.70%, and 2.98%, respectively.

We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges is recorded in prepaid expenses and other current assets as well as other assets and other liabilities in the accompanying condensed consolidated balance sheets. As of March 31, 2019, the estimated fair value of these cash flow hedges resulted in an asset of $8.7 million as well as a liability of $26.9 million. As of December 31, 2018, the estimated fair value of these cash flow hedges resulted in an asset of $13.3 million, of which $0.6 million is classified within prepaid expenses and other current assets, as well as a liability of $15.2 million.

Unrealized losses of $12.2 million (net of $4.1 million in deferred taxes) and unrealized gains of $4.1 million (net $1.4 million in deferred taxes) for the three months ended March 31, 2019 and 2018, respectively, were recognized in other comprehensive loss/(income) related to the Swaps.

Note 6 – Leases

We have entered into renewable commitment agreements for certain real estate facilities and equipment, such as computers and printers, which we individually classify as either operating or finance leases. We possess contractual options to renew certain leases ranging from 6 months to 5 years at a time, as well as, in certain instances, contractual options to terminate leases with varying notification requirements and potential termination fees. As of March 31, 2019, our leases with initial terms greater than twelve months had remaining lease terms of up to 13 years.

The following table provides a breakdown of lease balances within our condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018:

(in thousands)
Lease Type and Classification	Included Within	March 31, 2019	December 31, 2018 (1)
Assets
Operating	Operating lease assets	$64,606	$—
Finance	Property and equipment, net	5,895	5,002
Total		$70,501	$5,002

Liabilities
Current
Operating	Operating lease liabilities, current	$16,709	$—
Finance	Current portion of long-term debt	2,465	2,340
Long-term
Operating	Operating lease liabilities, net of current	82,851	—
Finance	Long-term debt, net of current	3,534	2,753
Total		$105,559	$5,093

(1) As permitted, December 31, 2018 is presented under prior GAAP in effect at that time. As such, prior year does not contain comparable operating assets and/or liabilities. See Note 1 - Basis for Condensed Consolidated Financial Statements for further details.

For the three months ended March 31, 2019, the components of lease cost are as follows:

(in thousands)
Lease Cost	Included Within	March 31, 2019
Finance lease cost
Amortization of lease assets	Depreciation and amortization	$825
Interest on lease liabilities	Interest expense	$30

Operating lease cost	SG&A	$5,270
Operating lease cost	Cost of services	401
		$5,671

Other supplementary information for the three months ended March 31, 2019 are as follows:

(in thousands)
Other Information	Finance Leases	Operating Leases
Cash paid for amounts included in measurement of liabilities
Operating cash outflows	$30	$6,907
Financing cash outflows	$822	$—

Right-of-use assets obtained in exchange for lease liabilities	$1,739	$862
Weighted average remaining lease term (years)	2.9	8.5
Weighted average discount rate	3.78%	6.49%

Maturities of lease liabilities as of March 31, 2019 are as follows:

(in thousands)	Finance Leases	Operating Leases
2019	$1,970	$16,796
2020	2,141	22,898
2021	1,255	17,702
2022	634	10,823
2023	289	8,487
Thereafter	70	56,486
Total lease payments	6,359	133,192
Less imputed interest	(360)	(33,632)
Total	$5,999	$99,560

Future minimum lease commitments, undiscounted, as of December 31, 2018 were as follows:

(in thousands)
2019	$26,738
2020	25,413
2021	19,214
2022	12,149
2023	8,908
Thereafter	57,179
Total	$149,601

As of March 31, 2019, we have an operating lease for a facility that has not yet commenced with an initial lease liability of approximately $2.0 million and a seven-year term, which is not reflected within the 2019 maturity schedule above. Total lease cost for all operating leases, including month-month rentals, for the three months ended March 31, 2018, excluding taxes, was $5.9 million.

Note 7 – Fair Value of Financial Instruments

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

Other Investments

Other investments is currently comprised of a minority equity investment in a foreign enterprise which we measure at cost and adjust to fair value on a quarterly basis when there are observable price changes in orderly transactions for the identical, or similar, investment. Changes in fair value are recorded within gain on investment and other, net in our condensed consolidated statement of operations.

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

Interest Rate Swaps

The fair values of the Swaps were estimated based on market-value quotes received from the counterparties to the agreements.

The fair values of our financial instruments as of March 31, 2019 are presented in the following table:

(in thousands)	Fair Value Measurements Using
As of March 31, 2019	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$86,828	$—	$—	$86,828
Restricted cash	2,513	10,606	—	13,119
Other investments	—	—	5,708	5,708
Total	$89,341	$10,606	$5,708	$105,655

Financial Liabilities:
Contingent consideration	$—	$—	$5,500	$5,500
Total debt	—	1,775,970	—	1,775,970
Total	$—	$1,775,970	$5,500	$1,781,470

Derivatives:
Asset for Swaps	$—	$8,747	$—	$8,747
Liability for Swaps	$—	$26,853	$—	$26,853

As of December 31, 2018
Financial Assets:
Cash and cash equivalents	$85,271	$—	$—	$85,271
Restricted cash	1,366	11,613	—	12,979
Other investments	—	—	7,930	7,930
Total	$86,637	$11,613	$7,930	$106,180

Financial Liabilities:
Contingent consideration	$—	$—	$5,700	$5,700
Total debt	—	1,797,597	—	1,797,597
Total	$—	$1,797,597	$5,700	$1,803,297

Derivatives:
Asset for Swaps	$—	$13,344	$—	$13,344
Liability for Swaps	$—	$15,188	$—	$15,188

In connection with the 2017 acquisition of Myriad as well as an insignificant business, we entered into contingent consideration agreements for up to $20.5 million in cash by 2022 upon the achievement of certain revenue targets ending fiscal year 2021. These contingent payments were originally recorded at a fair value of $6.2 million using the Monte-Carlo simulation model. See Note 13 - Acquisitions for further discussion. The contingent payments are fair-valued quarterly and changes are recorded within gain on investments and other, net in our condensed consolidated statement of operations. During both the three months ended March 31, 2019 and 2018, we increased the fair value of our contingent considerations by $0.4 million and recorded the losses in our condensed consolidated statement of operations.

During the three months ended March 31, 2019, due to an observable price change, we recorded an unfavorable fair value adjustment of $2.3 million to our minority owned equity investment, which was recorded within gain on investments and other, net in our condensed consolidated statement of operations.

Note 8 – Operating Revenues

Operating revenues by solution type consists of the following:

(in thousands)	PIRM	UWS	Corporate and Eliminations	Consolidated
For the Three Months Ended March 31, 2019
Property insights	$118,670	$—	$—	$118,670
Insurance & spatial solutions	45,416	—	—	45,416
Flood data services	—	16,976	—	16,976
Valuation solutions	—	66,323	—	66,323
Credit solutions	—	67,814	—	67,814
Property tax solutions	—	86,582	—	86,582
Other	11,722	6,823	(2,618)	15,927
Total operating revenue	$175,808	$244,518	$(2,618)	$417,708

For the Three Months Ended March 31, 2018
Property insights	$123,672	$—	$—	$123,672
Insurance & spatial solutions	37,164	—	—	37,164
Flood data services	—	16,974	—	16,974
Valuation solutions	—	71,444	—	71,444
Credit solutions	—	81,485	—	81,485
Property tax solutions	—	89,881	—	89,881
Other	12,931	13,635	(2,286)	24,280
Total operating revenue	$173,767	$273,419	$(2,286)	$444,900

Property Insights

Our property insights solutions combine our patented predictive analytics and proprietary and contributed data to enable our clients to improve customer acquisition and retention, detect and prevent fraud, improve mortgage transaction cycle time and cost efficiency, identify real estate trends and neighborhood characteristics, track market performance, and increase market share. Our data is comprised of real estate information with crime, site inspection, neighborhood, document images and other information from proprietary sources. We also provide verification of applicant income, identity and certain employment verification services. We typically license data in one of two forms: bulk data licensing and transactional licensing. Operating revenue for bulk data licensing contracts that provide a stand-ready obligation or include substantive updates to the intellectual property is recognized ratably over the contractual term; otherwise operating revenue is recognized upon delivery. For transactional licensing we recognize operating revenue based on usage.

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

Valuation Solutions

Our valuation solutions represent property valuation-related data driven services and analytics combined with collateral valuation workflow technologies which assist our clients in assessing risk of loss using both traditional and alternative forms of property valuation, driving process efficiencies as well as ensuring compliance with lender and governmental regulations. We provide collateral information technology and solutions that automate property appraisal ordering, tracking, documentation and review for lender compliance with government regulations. Revenue for the property appraisal service is recognized when the appraisal service is performed and delivered to the client. In addition, to the extent that we provide continuous access to the hosted software platform, we recognize operating revenue over the term of the arrangement.

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

Contract Costs

Incremental costs to obtain or fulfill client contracts are recognized as an asset. As of March 31, 2019, we had $9.5 million of current deferred costs which are presented in prepaid expenses and other current assets as well as $20.6 million of long-term deferred costs which are presented in other assets in our condensed consolidated balance sheet. As of December 31, 2018, we had $9.7 million of current deferred costs and $20.8 million of long-term deferred costs. Our deferred costs primarily include certain set-up and acquisition costs related to property tax solutions which amortize ratably over an expected ten year life, adjusted for early loan cancellations. For the three months ended March 31, 2019 and 2018, we recorded $3.1 million and $3.4 million, respectively, of amortization associated with these deferred costs.

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

As of March 31, 2019, we had $833.2 million in contract liabilities compared to $833.0 million as of December 31, 2018. The overall change of $0.2 million in contract liability balances are primarily due to $135.7 million of new deferred billings in the current year, partially offset by $135.6 million of operating revenue recognized, of which $97.0 million related to contracts previously deferred.

Remaining Performance Obligations

The majority of our arrangements are between one and three years with a significant portion being one year or less. For the remaining population of non-cancellable and fixed arrangements greater than one year, as of March 31, 2019 we had $959.3 million of remaining performance obligations. We expect to recognize approximately 26% percent of our remaining revenue backlog in 2019, 26% in 2020, 18% in 2021 and 30% thereafter. See further discussion on performance obligations in Note 1 - Basis for Condensed Consolidated Financial Statements.

Note 9 – Share-Based Compensation

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

Restricted Stock Units

For the three months ended March 31, 2019 and 2018, we awarded 584,552 and 469,323 RSUs, respectively, with an estimated grant-date fair value of $21.1 million and $21.6 million, respectively. The RSU awards will vest ratably over three years. RSU activity for the three months ended March 31, 2019 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
(in thousands, except weighted-average fair value prices)
Unvested RSUs outstanding at December 31, 2018	1,087	$42.04
RSUs granted	585	$36.17
RSUs vested	(430)	$39.60
RSUs forfeited	(16)	$42.43
Unvested RSUs outstanding at March 31, 2019	1,226	$40.10

As of March 31, 2019, there was $37.9 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.3 years. The fair value of RSUs is based on the market value of our common stock on the date of grant.

Performance-Based Restricted Stock Units

For the three months ended March 31, 2019 and 2018, we awarded 203,464 and 315,259 PBRSUs, respectively, with an estimated grant-date fair value of $7.5 million and $14.5 million, respectively. These awards are generally subject to service-based, performance-based and market-based vesting conditions. The service and performance period for the 2019 grants is from January 2019 to December 2021 and the performance metric is adjusted earnings per share.

The performance and service period for the PBRSUs awarded during the three months ended March 31, 2018 is from January 2018 to December 2020 and the performance metrics are generally adjusted earnings per share and market-based conditions. The grant included 143,439 PBRSUs that did not include a market-based condition but had operating revenue as the sole performance metric through the service period ended December 2020.

The fair values of the awards containing market-based vesting conditions were estimated using Monte-Carlo simulation with the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2019	2018
Expected dividend yield	—%	—%
Risk-free interest rate (1)	2.44%	2.38%
Expected volatility (2)	28.24%	23.63%
Average total stockholder return (2)	17.15%	6.11%

(1) The risk-free interest rate for the periods within the contractual term of the PBRSUs is based on the U.S. Treasury yield curve in effect at the time of the grant.
(2) The expected volatility and average total stockholder return are measures of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

PBRSU activity for the three months ended March 31, 2019 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
(in thousands, except weighted-average fair value prices)
Unvested PBRSUs outstanding at December 31, 2018	774	$42.11
PBRSUs granted	203	$36.82
PBRSUs vested	(250)	$34.40
PBRSUs forfeited	(41)	$45.86
Unvested PBRSUs outstanding at March 31, 2019	686	$42.85

As of March 31, 2019, there was $23.7 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 2.2 years. The fair value of PBRSUs is based on the market value of our common stock on the date of grant.

Stock Options

Prior to 2015, we issued stock options as incentive compensation for certain employees. Option activity for the three months ended March 31, 2019 is as follows:

(in thousands, except weighted-average price)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	570	$20.17
Options exercised	(3)	$22.10
Options vested, exercisable, and outstanding at March 31, 2019	567	$20.17	2.8	$9,699

As of March 31, 2019, there was no unrecognized compensation cost related to unvested stock options.

The intrinsic value of options exercised was less than $0.1 million and $13.5 million for the three months ended March 31, 2019 and 2018, respectively. This intrinsic value represents the difference between the fair market value of our common stock on the date of exercise and the exercise price of each option.

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

The following table sets forth the share-based compensation expense recognized for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31,
(in thousands)	2019	2018
RSUs	$7,312	$7,395
PBRSUs	1,915	714
Stock options	—	—
Employee stock purchase plan	665	568
	$9,892	$8,677

The table above includes $0.8 million and $2.2 million of share-based compensation expense within cost of services in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively.

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

Fair Credit Reporting Act Class Actions

In July 2017, Rental Property Solutions, LLC ("RPS") was named as a defendant in Claudinne Feliciano, et. al., v. CoreLogic SafeRent, LLC, a putative class action lawsuit in the U.S. District Court for the Southern District of New York. The named plaintiff alleges that RPS prepared a background screening report about her that contained a record of a New York Housing Court action without noting that the action had previously been dismissed. On this basis, she seeks damages under the Fair Credit Reporting Act and the New York Fair Credit Reporting Act on behalf of herself and a class of similarly situated consumers with respect to reports issued during the period of July 2015 to the present. We have denied the claims and intend to defend the case vigorously.

Separation

Following the Separation, we are responsible for a portion of First American Financial Corporation's ("FAFC") contingent and other corporate liabilities. In the Separation and Distribution Agreement we entered into in connection with the Separation (the "Separation and Distribution Agreement"), we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with each other prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary. As of March 31, 2019, no reserves were considered necessary.

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

Note 11 – Income Taxes

The effective income tax rate for income taxes as a percentage of income from continuing operations before equity in (losses)/earnings of affiliates and income taxes was 32.9% and (2.6)% for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, when compared to 2018, the increase in the effective income tax rate was primarily due to nonrecurring tax benefits recorded in 2018 related to share-based compensation and the release of tax reserves.

We are currently under examination for the years 2010 through 2012, by the US, our primary taxing jurisdiction, and various other state taxing authorities. It is reasonably possible the amount of the unrecognized benefits with respect to certain unrecognized tax positions that are not subject to the FAFC indemnification could significantly increase or decrease within the next twelve months and would have an impact on net income. Currently, the Company expects expiration of statutes of limitations, excluding indemnified amounts, on reserves of $1.0 million within the next twelve months.

Note 12 – Earnings Per Share

The following is a reconciliation of net income per share:

	For the Three Months Ended
	March 31,
	2019	2018
(in thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income from continuing operations	$1,733	$28,362
Loss from discontinued operations, net of tax	(46)	(75)
Net income	$1,687	$28,287
Denominator:
Weighted-average shares for basic income per share	80,179	81,254
Dilutive effect of stock options and restricted stock units	1,098	1,566
Weighted-average shares for diluted income per share	81,277	82,820
Income per share
Basic:
Net income from continuing operations	$0.02	$0.35
Loss from discontinued operations, net of tax	—	—
Net income	$0.02	$0.35
Diluted:
Net income from continuing operations	$0.02	$0.34
Loss from discontinued operations, net of tax	—	—
Net income	$0.02	$0.34

The dilutive effect of share-based compensation awards has been calculated using the treasury-stock method. For the three months ended March 31, 2019 and 2018, an aggregate of 0.5 million RSUs, PBRSUs, and less than 0.1 million RSUs, respectively, were excluded from the weighted-average diluted common shares outstanding for both periods due to their anti-dilutive effect.

Note 13 – Acquisitions

In December 2018, we acquired the remaining 72.0% of Symbility Solutions Inc. ("Symbility") for C$107.1 million, or approximately $80.0 million subject to certain working capital adjustments. Symbility is a leading global provider of cloud-based property claims workflow solutions for the property and casualty insurance industry, headquartered in Canada. This acquisition further progresses our long-term strategic plan by adding scale to our insurance and spatial businesses and international presence. Symbility is included as a component of our Property Intelligence and Risk Management ("PIRM") segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We have preliminarily recorded $14.9 million in proprietary technology with an estimated useful life of 8 years, client lists of $6.4 million with an estimated useful life of 12 years, trademarks of $1.2 million with an estimated useful life of 4 years, $5.3 million of deferred tax liabilities, and goodwill of $75.8 million. In connection with this acquisition, we remeasured our existing 28.0% investment ownership in Symbility which resulted in a $13.3 million step-up gain that we recorded within gain on investments and other, net in our consolidated statement of operations in the fourth quarter of 2018.

In December 2018, we completed the acquisition of Breakaway Holdings, LLC d.b.a Homevisit ("HomeVisit") for $12.7 million, subject to certain working capital adjustments. HomeVisit is a leading provider of marketing focused real estate solutions, including property listing photography, videography, 3D modeling, drone imagery and related services. Given anticipated synergy with our pre-existing real estate solutions platforms, this acquisition is expected to enable the next generation of property marketing solutions for real estate professionals, MLS, brokers and agents across North America. HomeVisit is included as a component of our PIRM segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We have preliminarily recorded $1.4 million for non-compete agreements with an estimated useful life of 5 years, client lists of $0.9 million with an estimated useful life of 11 years, trademarks of $0.2 million with an estimated useful life of 2.5 years, and goodwill of $10.4 million, all of which is deductible for tax purposes. For the three months ended March 31, 2019, goodwill increased by $0.2 million as a result of a change in the purchase price allocation for certain working capital adjustments.

In April 2018, we completed the acquisition of a la mode technologies, LLC ("a la mode") for $120.0 million, exclusive of working capital adjustments. a la mode is a provider of subscription-based software solutions that facilitate the aggregation of data, imagery and photographs in a government-sponsored enterprise compliant format for the completion of US residential appraisals. This acquisition contributes to our continual development and scaling of our end-to-end valuation solutions workflow suite, which includes data and market insights, analytics as well as data-enabled services and platforms. a la mode is included as a component of our Underwriting and Workflow Solutions ("UWS") reporting segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We have preliminarily recorded contract liabilities of $7.5 million, proprietary technology of $15.8 million with an estimated useful life of 7 years, customer lists of $32.5 million with an estimated average useful life of 13 years, tradenames of $9.0 million with an estimated useful life of 8 years, non-compete agreements of $5.7 million with an estimated useful life of 5 years, and goodwill of $63.6 million, of which $61.4 million is deductible for tax purposes. The business combination did not have a material impact on our condensed consolidated statements of operations.

In February 2018, we completed the acquisition of eTech Solutions Limited ("eTech") for cash of approximately £15.0 million, or approximately $21.0 million, exclusive of working capital adjustments. eTech is a leading provider of innovative mobile surveying and workflow management software that enhances productivity and mitigates risk for participants in the United Kingdom ("UK") valuation market. This acquisition expands our U.K. presence and strengthens our technology platform offerings. eTech is included as a component of our PIRM reporting segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We recorded a deferred tax liability of $1.6 million, proprietary technology of $7.0 million with an estimated useful life of 5 years, customer lists of $1.7 million with an estimated average useful life of 9 years, and goodwill of $14.1 million. The business combination did not have a material impact on our condensed consolidated statements of operations.

Note 14 – Segment Information

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

The operating results of our PIRM segment included intercompany revenues of $1.8 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively. The segment also included intercompany expenses of $0.8 million for both the three months ended March 31, 2019 and 2018, respectively.

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

The operating results of our UWS segment included intercompany revenues of $0.8 million for both the three months ended March 31, 2019 and 2018, respectively. The segment also included intercompany expenses of $1.8 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively.

We also separately report on our corporate and eliminations. Corporate consists primarily of corporate personnel and other expenses associated with our corporate functions and facilities, investment gains and losses, equity in (losses)/earnings of affiliates, net of tax, and interest expense.

Selected financial information by reportable segment is as follows:

(in thousands)	Operating Revenues	Depreciation and Amortization	Operating Income/(Loss)	Equity in (Losses)/Earnings of Affiliates, Net of Tax	Net Income/(Loss) From Continuing Operations	Capital Expenditures

For the Three Months Ended March 31, 2019
PIRM	$175,808	$26,799	$14,352	$(524)	$11,387	$15,613
UWS	244,518	15,775	45,852	—	45,435	5,768
Corporate	—	6,645	(39,000)	102	(55,089)	11,586
Eliminations	(2,618)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$417,708	$49,219	$21,204	$(422)	$1,733	$32,967

For the Three Months Ended March 31, 2018
PIRM	$173,767	$25,735	$20,778	$271	$20,671	$13,206
UWS	273,419	14,964	48,053	18	47,754	2,313
Corporate	—	5,441	(24,412)	(56)	(40,063)	3,965
Eliminations	(2,286)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$444,900	$46,140	$44,419	$233	$28,362	$19,484

(in thousands)	As of	As of
Assets	March 31, 2019	December 31, 2018
PIRM	$1,952,296	$1,953,732
UWS	2,206,404	2,200,292
Corporate	6,035,802	5,995,787
Eliminations	(5,981,205)	(5,981,450)
Consolidated (excluding discontinued operations)	$4,213,297	$4,168,361

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

•	difficult or uncertain conditions in the mortgage and consumer lending industries and the economy generally;

•	intense competition in the market against third parties and the in-house capabilities of our clients;

•	risks related to the outsourcing of services and international operations;

•	our ability to realize the anticipated benefits of certain acquisitions and the timing thereof;

•	our cost-reduction program and growth strategies, and our ability to effectively and efficiently implement them; and

•	our ability to protect proprietary technology rights;

•	the level of our indebtedness, our ability to service our indebtedness and the restrictions in our various debt agreements;

•	our ability to attract and retain qualified management;

•	the remaining tax sharing arrangements and other obligations associated with the spin-off of First American Financial Corporation.

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

We offer our clients a comprehensive national database covering real property and mortgage information, judgments and liens, building and replacement costs, parcel and geospatial data, criminal background records, eviction information, non-prime lending records, credit information, and tax information, among other data types. Our databases include over 900 million historical property transactions, over 100 million mortgage applications and property-specific data covering approximately 99% of U.S. residential properties, as well as commercial locations, totaling nearly 150 million records. We are also the industry's first parcel-based geocoder and have developed a proprietary parcel database covering more than 150 million parcels across the U.S. We believe the quality of the data we offer is distinguished by our broad range of data sources and our expertise in aggregating, organizing, normalizing, processing and delivering data to our clients.

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

Reportable Segments

We have organized our reportable segments into the following two segments:

Our Property Intelligence & Risk Management ("PIRM") segment combines property information, mortgage information, and consumer information to deliver unique housing market and property-level insights, predictive analytics and risk management capabilities. We have also developed proprietary technology and software platforms to access, automate or track this information and assist our clients with decision-making and compliance tools in the real estate industry, insurance industry and the single and multifamily industry. We deliver this information directly to our clients in a standard format over the web, through hosted software platforms or in bulk data form. Our solutions include property insights and insurance & spatial solutions in North America, Western Europe and Asia Pacific.

Our Underwriting & Workflow Solutions ("UWS") segment combines property information, mortgage information and consumer information to provide comprehensive mortgage origination and monitoring solutions, including underwriting-related solutions and data-enabled valuations and appraisals. We have also developed proprietary technology and software platforms to access, automate or track this information and assist our clients with vetting and on-boarding prospects, meeting compliance regulations and understanding, diagnosing and monitoring property values. Our solutions include property tax solutions, valuation solutions, credit solutions and flood services in North America.

Results of Operations

Overview of Business Environment and Company Developments

Business Environment

The volume of U.S. mortgage loan originations serves as a key market driver for more than half of our business. We believe the volume of real estate and mortgage transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, housing supply, employment levels and the overall state of the U.S. economy. We believe mortgage unit volumes decreased by 10% to 15% in the first quarter of 2019 relative to the same period in 2018, primarily due to significantly lower mortgage refinance volumes resulting from rising interest rates and factors which are unfavorably impacting mortgage purchase volumes. Mortgage purchase volumes are being impacted by multiple factors such as tight inventory supply, insufficient supply of new housing stock, and affordability, all of which we expect to continue for the foreseeable future. Overall, we expect full-year 2019 mortgage unit volumes to be approximately 5% lower relative to 2018 levels due to the factors discussed above.

We generate the majority of our operating revenues from clients with operations in the U.S. residential real estate, mortgage origination and mortgage servicing markets. Approximately 29% and 34% of our operating revenues for the three months ended March 31, 2019 and 2018, respectively, were generated from our top ten clients, who consist of the largest U.S. mortgage originators and servicers. None of our clients individually accounted for greater than 10% of our operating revenues for the three months ended March 31, 2019 nor 2018.

Business Exits & Transformation

In December 2018, we announced the intent to exit a loan origination software unit and our remaining legacy default management related platforms, as well as accelerate our appraisal management company transformation program. We believe these actions will expand our overall profit margins and provide for enhanced long-term organic growth trends. We will assess and may incur cash and non-cash charges associated with these actions.

Productivity and Cost Management

In line with our on-going commitment to operational excellence and margin expansion, we are targeting a cost reduction of at least $20 million in 2019. Savings are expected to be realized through the reduction of operating costs, selling, general and administrative costs, outsourcing certain business process functions, consolidation of facilities and other operational improvements.

Consolidated Results of Operations

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Operating Revenues

Our consolidated operating revenues were $417.7 million for the three months ended March 31, 2019, a decrease of $27.2 million, or 6.1%, when compared to 2018, and consisted of the following:

(in thousands, except percentages)	2019	2018	$ Change	% Change
PIRM	$175,808	$173,767	$2,041	1.2%
UWS	244,518	273,419	(28,901)	(10.6)
Corporate and eliminations	(2,618)	(2,286)	(332)	14.5
Operating revenues	$417,708	$444,900	$(27,192)	(6.1)%

Our PIRM segment operating revenues increased by $2.0 million, or 1.2%, when compared to 2018. Excluding acquisition activity of $12.7 million, operating revenues decreased $10.7 million due to lower property insights revenues of $9.4 million, primarily due to unfavorable foreign exchange translation of $3.1 million and lower market volumes. Other revenues decreased by $1.3 million.

Our UWS segment revenues decreased by $28.9 million, or 10.6%, when compared to 2018. Excluding acquisition activity of $5.6 million, the decrease of $34.5 million was primarily due to lower credit solutions of $13.7 million, lower valuation solutions of $11.8 million and lower property tax solutions of $3.3 million mainly driven by lower mortgage market unit volumes. Additionally, we had lower other revenues of $5.7 million from our non-core mortgage and default technology related platforms.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services

Our consolidated cost of services was $219.1 million for the three months ended March 31, 2019, a decrease of $20.3 million, or 8.5%, when compared to 2018. Excluding acquisition activity of $7.5 million, the decrease of $27.8 million was primarily due to lower operating revenues.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $128.2 million for the three months ended March 31, 2019, an increase of $13.3 million, or 11.5%, when compared to 2018. Excluding acquisition activity of $8.4 million, the increase of $4.9 million was primarily due to higher productivity-related investments of $8.0 million and higher severance expense of $4.7 million, partially offset by lower outsourced services of $4.3 million and personnel-related savings of $3.5 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $49.2 million for the three months ended March 31, 2019, an increase of $3.1 million, or 6.7%, when compared to 2018, primarily due to acquisitions.

Operating Income

Our consolidated operating income was $21.2 million for the three months ended March 31, 2019, a decrease of $23.2 million, or 52.3%, when compared to 2018, and consisted of the following:

(in thousands, except percentages)	2019	2018	$ Change	% Change
PIRM	$14,352	$20,778	$(6,426)	(30.9)%
UWS	45,852	48,053	(2,201)	(4.6)
Corporate and eliminations	(39,000)	(24,412)	(14,588)	59.8
Operating income	$21,204	$44,419	$(23,215)	(52.3)%

Our PIRM segment operating income decreased by $6.4 million, or 30.9%, when compared to 2018. Acquisition activity lowered operating income by $0.3 million in 2019 primarily due to the amortization of acquisition related intangibles. Excluding acquisition activity, operating income decreased by $6.7 million and margins decreased by 329 basis points, primarily due to lower operating revenues and unfavorable foreign exchange, partially offset by the impact of our ongoing operational efficiency programs.

Our UWS segment operating income decreased by $2.2 million, or 4.6%, when compared to 2018. Excluding acquisition activity of $0.3 million, operating income decreased by $1.9 million, primarily due to lower revenues, partially offset by the impact of our ongoing operational efficiency programs. Operating margins increased 175 basis points compared to prior year.

Corporate and eliminations had an unfavorable variance of $14.6 million, or 59.8%, when compared to 2018 primarily due to higher investments in data and technology capabilities of $9.3 million, severance of $4.0 million and other costs of $1.3 million.

Total Interest Expense, net

Our consolidated total interest expense, net was $18.7 million for the three months ended March 31, 2019, an increase of $1.6 million, or 9.1%, when compared to 2018. The increase was primarily due to a higher average outstanding balance and higher interest rates.

Gain on Investments and Other, net

Our consolidated gain on investments and other, net was $0.7 million for the three months ended March 31, 2019, a favorable variance of $0.6 million, when compared to 2018. The favorable variance was primarily due to higher realized gains related to supplemental benefit plans of $3.0 million; partially offset by a fair value true-up of $2.3 million on a minority-owned equity investment.

Provision/(Benefit) for Income Taxes

Our consolidated provision for income taxes from continuing operations before equity in (losses)/earnings of affiliates and income taxes was $1.1 million compared to an income tax benefit of $0.7 million for the three months ended March 31, 2019 and 2018, respectively. The effective tax rate was 32.9% and (2.6)% for the three months ended March 31, 2019 and 2018, respectively. The increase in the effective income tax rate was primarily due to nonrecurring tax benefits recorded in 2018 related to share-based compensation and the release of tax reserves.

Liquidity and Capital Resources

Cash and cash equivalents as of March 31, 2019 totaled $86.8 million, an increase of $1.6 million from December 31, 2018. As of March 31, 2019, our cash balances held in foreign jurisdictions totaled $48.2 million and are primarily related to our international operations. We plan to maintain significant cash balances outside of the United States for the foreseeable future.

Restricted cash of $13.1 million as of March 31, 2019 and $13.0 million as of December 31, 2018 is comprised of certificate of deposits that are pledged for various letters of credit/bank guarantees secured by us, and escrow accounts due to acquisitions and divestitures as well as short-term investments within our deferred compensation plan trust.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in operating assets and liabilities. Total cash provided by operating activities was approximately $64.6 million and $100.2 million for the three months ended March 31, 2019 and 2018, respectively. The decrease in cash provided by operating activities was primarily due to unfavorable changes in working capital items and lower cash generated from decreased profitability, as adjusted for non-cash activities.

Investing Activities. Total cash used in investing activities was approximately $30.7 million and $38.9 million during the three months ended March 31, 2019 and 2018, respectively. The decrease in cash used in investing activities was primarily related to lower net cash paid for acquisitions of $20.5 million and the current year collection of proceeds from the prior year sale of a business-line of $1.1 million, partially offset by higher investments in technology and innovation of $13.5 million.

Financing Activities. Total cash used in financing activities was approximately $32.0 million for the three months ended March 31, 2019, which was primarily comprised of repayments of long-term debt of $25.6 million, contingent consideration payments of $0.6 million and net outflows from share-based compensation-related transactions of $5.8 million. Total cash used in financing activities was approximately $59.2 million for the three months ended March 31, 2018, which was primarily comprised of repayment of long-term debt of $45.7 million and share repurchases of $18.5 million, partially offset by share-based compensation-related transactions of $4.9 million.

Financing and Financing Capacity

Total debt outstanding, gross, was $1.8 billion for both periods as of March 31, 2019 and December 31, 2018, respectively. Our significant debt instruments and borrowing capacity are described below.

Credit Agreement

The Credit Agreement provides for a $1.8 billion term loan facility (the "Term Facility"), and a $700.0 million revolving credit facility (the "Revolving Facility"). The Term Facility matures and the Revolving Facility expires in August 2022. As of March 31, 2019, we had borrowing capacity under the Revolving Facility of $521.7 million and were in compliance with the financial and restrictive covenants of the Credit Agreement. See Note 5 - Long-Term Debt for further discussion.

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

As of March 31, 2019, the Swaps have a combined remaining notional balance of $1.5 billion, a weighted average fixed interest rate of 2.05% (rates range from 1.03% to 2.98%), and scheduled terminations through December 2025. Notional balances under our Swaps are scheduled to increase and decrease over their contract lengths based on our expectations of the level of variable rate debt to be in effect in future periods. Currently, we have scheduled notional amounts of between $1.3 billion and $1.5 billion through December 2020, then $1.0 billion and $1.2 billion through August 2022, and $400.0 million thereafter until December 2025. Approximate weighted average fixed interest rates for the aforementioned time intervals are 2.16%, 2.70%, and 2.98%, respectively.

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

During the quarter ended March 31, 2019, we did not issue any unregistered shares of our common stock.

Availability of Additional Capital

Our access to additional capital fluctuates as market conditions change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. Based on current market conditions and our financial condition, we believe that we have the ability to effectively access these liquidity sources for new borrowings. However, a weakening of our financial condition, including a significant decrease in our profitability or cash flows or a material increase in our leverage, could adversely affect our ability to access these markets and/or increase our cost of borrowings.

Critical Accounting Policies and Estimates

For additional information with respect to our critical accounting policies, which are those that could have the most significant effect on our reported results and require subjective or complex judgments by management, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 1 – Basis for Condensed Consolidated Financial Statements, which is incorporated by reference in response to this item, for updates on our policies over lease accounting.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our primary exposure to market risk relates to interest-rate risk associated with certain financial instruments. We monitor our risk associated with fluctuations in interest rates and currently use derivative financial instruments to hedge some of these risks.

We have entered into Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. Under the Swaps, we agree to exchange floating rate for fixed rate interest payments periodically over the life of the agreement. The notional balances, terms and maturities of our Swaps are currently designed to have at least 50% of our debt as fixed rate. As of March 31, 2019, we had approximately $1.8 billion in gross long-term debt outstanding, predominately all of which was variable-interest-rate debt. As of March 31, 2019, the remaining notional balance of the Swaps was $1.5 billion. A hypothetical 1% increase or decrease in interest rates could result in an approximately $0.7 million change to interest expense on a quarterly basis.

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

Changes in Internal Control over Financial Reporting

Beginning January 1, 2019, we implemented the updated guidance on lease accounting. In connection with the adoption of this standard, we implemented changes to our disclosure controls, procedures related to lease accounting as well as the associated control activities within. These included the implementation of a lease management and accounting software, development of new policies based on the updated guidance, new training, ongoing contract review requirements and gathering of information provided for disclosures.

Other than the updates described above, there were no other changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item  1.  Legal Proceedings.

For a description of our legal proceedings, see Note 1 - Basis for Condensed Consolidated Financial Statements and Note 10 – Litigation and Regulatory Contingencies of our condensed consolidated financial statements, which is incorporated by reference in response to this item.

Item  1A.  Risk Factors.

We have described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, the primary risks related to our business, and we may periodically update those risks for material developments. Those risks are not the only ones we face, but do represent those risks that we believe are material to us. Our business is also subject to the risks that affect many other companies, such as general economic conditions, geopolitical events and employment relations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.” You should carefully consider the risks and uncertainties our business faces.
There have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2019, we did not issue any unregistered shares of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In October 2018, the Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $500.0 million. As of March 31, 2019, we have $478.0 million in value of shares (inclusive of commissions and fees) available to be repurchased under the plan. The stock repurchase authorization has no expiration date and repurchases may be made in the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan.

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

During the quarter ended March 31, 2019, we did not repurchase any shares of our common stock.

Item 3.  Defaults upon Senior Securities. None.

Item 4.  Mine Safety Disclosures. Not applicable.

Item  5.  Other Information. Not applicable.

Item 6.  Exhibits.

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated December 17, 2015, by and among CoreLogic Solutions, LLC, CoreLogic Acquisition Co., Inc., FNC Holding Company, Inc. and, solely in his capacity as Shareholder Representative, Dennis S. Tosh, Jr. (incorporated by reference to Exhibit 2.2 to the Company's Annual Report on Form 10-K as filed with the SEC on February 26, 2016)❖+

2.2
First Amendment to Agreement and Plan of Merger, dated as of April 7, 2016, by and among CoreLogic Solutions, LLC, CoreLogic Acquisition Co., Inc., FNC Holding Company, Inc. and Dennis S. Tosh, Jr. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K as filed with the SEC on April 8, 2016)❖

3.1
Amended and Restated Certificate of Incorporation of CoreLogic, Inc., dated May 28, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 1, 2010)

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
❖
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

CoreLogic, Inc.
(Registrant)

By: /s/ Frank D. Martell
Frank D. Martell
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ James L. Balas
James L. Balas
Chief Financial Officer
(Principal Financial Officer)

By: /s/ John K. Stumpf
John K. Stumpf
Controller
(Principal Accounting Officer)
Date:	April 25, 2019