Form 10-Q
period 2019-06-30
CORELOGIC, INC.
filed 2019-07-25
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-13585

CoreLogic, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-1068610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Pacifica	Irvine	California	92618
(Street Address)	(City)	(State)	(Zip Code)

(949) 214-1000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol(s)	Name of exchange on which registered
Common Stock, $0.00001 par value	CLGX	New York Stock Exchange

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

On July 22, 2019 there were 80,134,301 shares of common stock outstanding.

CoreLogic, Inc.

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.
CoreLogic, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except par value)	June 30,	December 31,
Assets	2019	2018
Current assets:
Cash and cash equivalents	$82,042	$85,271
Accounts receivable (less allowance for doubtful accounts of $6,567 and $5,742 as of June 30, 2019 and December 31, 2018, respectively)	279,171	242,814
Prepaid expenses and other current assets	55,923	50,136
Income tax receivable	2,996	25,299
Total current assets	420,132	403,520
Property and equipment, net	448,617	456,497
Operating lease assets	61,910	—
Goodwill, net	2,395,412	2,391,954
Other intangible assets, net	401,071	468,405
Capitalized data and database costs, net	325,060	324,049
Investment in affiliates, net	22,284	22,429
Other assets	76,026	102,136
Total assets	$4,150,512	$4,168,990
Liabilities and Equity
Current liabilities:
Accounts payable and other accrued expenses	$152,394	$166,258
Accrued salaries and benefits	67,795	84,940
Contract liabilities, current	320,580	308,959
Current portion of long-term debt	90,115	26,935
Operating lease liabilities, current	16,473	—
Total current liabilities	647,357	587,092
Long-term debt, net of current	1,667,021	1,752,241
Contract liabilities, net of current	524,650	524,069
Deferred income tax liabilities	105,364	124,968
Operating lease liabilities, net of current	80,268	—
Other liabilities	172,360	180,122
Total liabilities	3,197,020	3,168,492

Stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 80,133 and 80,092 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	146,887	160,870
Retained earnings	971,490	975,375
Accumulated other comprehensive loss	(164,886)	(135,748)
Total stockholders' equity	953,492	1,000,498
Total liabilities and equity	$4,150,512	$4,168,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Operating revenues	$459,538	$488,401	$877,246	$933,301
Cost of services (excluding depreciation and amortization shown below)	227,210	239,346	446,271	478,735
Selling, general and administrative expenses	122,798	112,022	251,022	226,974
Depreciation and amortization	47,106	47,347	96,325	93,487
Impairment loss	47,834	49	47,834	49
Total operating expenses	444,948	398,764	841,452	799,245
Operating income	14,590	89,637	35,794	134,056
Interest expense:
Interest income	401	224	1,379	754
Interest expense	19,582	18,987	39,285	36,679
Total interest expense, net	(19,181)	(18,763)	(37,906)	(35,925)
(Loss)/gain on investments and other, net	(2,884)	2,128	(2,150)	2,289
Tax indemnification release	(13,394)	—	(13,394)	—
(Loss)/income from continuing operations before equity in earnings/(losses) of affiliates and income taxes	(20,869)	73,002	(17,656)	100,420
(Benefit)/provision for income taxes	(15,031)	17,307	(13,973)	16,596
(Loss)/income from continuing operations before equity in earnings/(losses) of affiliates	(5,838)	55,695	(3,683)	83,824
Equity in earnings/(losses) of affiliates, net of tax	314	2,837	(108)	3,070
Net (loss)/income from continuing operations	(5,524)	58,532	(3,791)	86,894
Loss from discontinued operations, net of tax	(48)	(16)	(94)	(91)
Net (loss)/income	$(5,572)	$58,516	$(3,885)	$86,803

Basic (loss)/income per share:
Net (loss)/income from continuing operations	$(0.07)	$0.72	$(0.05)	$1.07
Loss from discontinued operations, net of tax	—	—	—	—
Net (loss)/income	$(0.07)	$0.72	$(0.05)	$1.07
Diluted (loss)/income per share:
Net (loss)/income from continuing operations	$(0.07)	$0.71	$(0.05)	$1.05
Loss from discontinued operations, net of tax	—	—	—	—
Net (loss)/income	$(0.07)	$0.71	$(0.05)	$1.05
Weighted-average common shares outstanding:
Basic	80,473	81,284	80,326	81,269
Diluted	80,473	82,440	80,326	82,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Net (loss)/income	$(5,572)	$58,516	$(3,885)	$86,803
Other comprehensive loss
Adoption of new accounting standards	—	—	—	408
Market value adjustments on interest rate swaps, net of tax	(21,088)	4,101	(33,294)	8,238
Reclassification adjustment for loss on terminated interest rate swap included in net loss	(67)	—	(67)	—
Foreign currency translation adjustments	(820)	(13,486)	4,522	(17,600)
Supplemental benefit plans adjustments, net of tax	(150)	(123)	(299)	(247)
Total other comprehensive loss	(22,125)	(9,508)	(29,138)	(9,201)
Comprehensive (loss)/income	$(27,697)	$49,008	$(33,023)	$77,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net (loss)/income	$(3,885)	$86,803
Less: Loss from discontinued operations, net of tax	(94)	(91)
Net (loss)/income from continuing operations	(3,791)	86,894
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	96,325	93,487
Amortization of debt issuance costs	2,583	2,744
Amortization of operating lease assets	7,923	—
Impairment loss	47,834	49
Provision for bad debt and claim losses	7,577	7,480
Share-based compensation	17,755	19,799
Equity in losses/(earnings) of affiliates, net of taxes	108	(3,070)
Gain on sale of property and equipment	—	(19)
Loss on early extinguishment of debt	1,453	—
Deferred income tax	(8,291)	8,743
Loss/(gain) on investments and other, net	2,150	(2,289)
Tax indemnification release	13,394	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(38,845)	259
Prepaid expenses and other current assets	(6,189)	(6,075)
Accounts payable and other accrued expenses	(24,962)	(27,234)
Contract liabilities	12,329	(13,692)
Income taxes	15,890	(9,704)
Dividends received from investments in affiliates	—	775
Other assets and other liabilities	(22,649)	(9,732)
Net cash provided by operating activities - continuing operations	120,594	148,415
Net cash used in operating activities - discontinued operations	—	(4)
Total cash provided by operating activities	$120,594	$148,411
Cash flows from investing activities:
Purchases of property and equipment	$(44,714)	$(21,378)
Purchases of capitalized data and other intangible assets	(18,307)	(18,589)
Cash paid for acquisitions, net of cash acquired	(41)	(141,056)
Purchases of investments	(658)	—
Cash received from sale of business-line	1,082	—
Proceeds from sale of property and equipment	—	197
Proceeds from investments	1,157	980
Net cash used in investing activities - continuing operations	(61,481)	(179,846)
Net cash provided by investing activities - discontinued operations	—	—
Total cash used in investing activities	$(61,481)	$(179,846)
Cash flows from financing activities:
Proceeds from long-term debt	$1,770,000	$120,095
Debt issuance costs	(9,621)	—
Repayment of long-term debt	(1,789,702)	(68,898)
Proceeds from issuance of shares in connection with share-based compensation	6,559	17,566
Payment of tax withholdings related to net share settlements	(9,267)	(11,682)
Shares repurchased and retired	(29,030)	(63,322)
Contingent consideration payments subsequent to acquisitions	(600)	—
Net cash used in financing activities - continuing operations	(61,661)	(6,241)
Net cash provided by financing activities - discontinued operations	—	—
Total cash used in financing activities	$(61,661)	$(6,241)
Effect of exchange rate on cash, cash equivalents and restricted cash	26	1,379
Net change in cash, cash equivalents and restricted cash	(2,522)	(36,297)
Cash, cash equivalents and restricted cash at beginning of period	98,250	132,154
Less: Change in cash, cash equivalents and restricted cash - discontinued operations	—	(4)
Plus: Cash swept from discontinued operations	—	(4)
Cash, cash equivalents and restricted cash at end of period	$95,728	$95,857

Supplemental disclosures of cash flow information:
Cash paid for interest	$35,393	$33,101
Cash paid for income taxes	$9,909	$24,230
Cash refunds from income taxes	$16,061	$3,108
Non-cash investing activities:
Capital expenditures included in accounts payable and other accrued expenses	$17,179	$11,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Stockholders' Equity (Quarter-to-Date)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands)
For the Three Months Ended June 30, 2019
Balance as of March 31, 2019	80,633	$1	$164,969	$977,062	$(142,761)	$999,271
Net loss	—	—	—	(5,572)	—	(5,572)
Shares issued in connection with share-based compensation	200	—	3,801	—	—	3,801
Payment of tax withholdings related to net share settlements	—	—	(716)	—	—	(716)
Share-based compensation	—	—	7,863	—	—	7,863
Shares repurchased and retired	(700)	—	(29,030)	—	—	(29,030)
Other comprehensive loss	—	—	—	—	(22,125)	(22,125)
Balance as of June 30, 2019	80,133	$1	$146,887	$971,490	$(164,886)	$953,492

For the Three Months Ended June 30, 2018
Balance as of March 31, 2018	81,636	$1	$219,594	$881,798	$(93,384)	$1,008,009
Net income	—	—	—	58,516	—	58,516
Shares issued in connection with share-based compensation	180	—	2,093	—	—	2,093
Payment of tax withholdings related to net share settlements	—	—	(1,150)	—	—	(1,150)
Share-based compensation	—	—	11,122	—	—	11,122
Shares repurchased and retired	(872)	—	(44,843)	—	—	(44,843)
Other comprehensive loss	—	—	—	—	(9,508)	(9,508)
Balance as of June 30, 2018	80,944	$1	$186,816	$940,314	$(102,892)	$1,024,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Stockholders' Equity (Year-to-Date)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands)
For the Six Months Ended June 30, 2019
Balance as of December 31, 2018	80,092	$1	$160,870	$975,375	$(135,748)	$1,000,498
Net loss	—	—	—	(3,885)	—	(3,885)
Shares issued in connection with share-based compensation	741	—	6,559	—	—	6,559
Payment of tax withholdings related to net share settlements	—	—	(9,267)	—	—	(9,267)
Share-based compensation	—	—	17,755	—	—	17,755
Shares repurchased and retired	(700)	—	(29,030)	—	—	(29,030)
Other comprehensive loss	—	—	—	—	(29,138)	(29,138)
Balance as of June 30, 2019	80,133	$1	$146,887	$971,490	$(164,886)	$953,492

For the Six Months Ended June 30, 2018
Balance as of December 31, 2017	80,885	$1	$224,455	$877,111	$(93,691)	$1,007,876
Adoption of new accounting standards	—	—	—	(23,600)	408	(23,192)
Net income	—	—	—	86,803	—	86,803
Shares issued in connection with share-based compensation	1,331	—	17,566	—	—	17,566
Payment of tax withholdings related to net share settlements	—	—	(11,682)	—	—	(11,682)
Share-based compensation	—	—	19,799	—	—	19,799
Shares repurchased and retired	(1,272)	—	(63,322)	—	—	(63,322)
Other comprehensive loss	—	—	—	—	(9,609)	(9,609)
Balance as of June 30, 2018	80,944	$1	$186,816	$940,314	$(102,892)	$1,024,239

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

Client Concentration

We generate the majority of our operating revenues from clients with operations in the US residential real estate, mortgage origination and mortgage servicing markets. Approximately 30% and 32% of our operating revenues for the three months ended June 30, 2019 and 2018, respectively, were generated from our top ten clients, who consist of the largest US mortgage originators and servicers. None of our clients individually accounted for greater than 10% of our operating revenues for the three months ended June 30, 2019 nor 2018. Approximately 29% and 33% of our operating revenues for the six months ended June 30, 2019 and 2018, respectively, were generated from our top ten clients with none of our clients individually accounting for greater than 10% of our operating revenues during the periods.

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

(in thousands)	June 30, 2019	June 30, 2018
Cash and cash equivalents	$82,042	$85,031
Restricted cash included in other assets	11,662	9,756
Restricted cash included in prepaid expenses and other current assets	2,024	1,070
Total cash, cash equivalents and restricted cash	$95,728	$95,857

Operating Revenue Recognition

We derive our operating revenues primarily from US mortgage lenders, servicers and insurance companies with good creditworthiness. Operating revenue arrangements are written and specify the products or services to be delivered, pricing, and payment terms. Operating revenue is recognized when the distinct good, service, or performance obligation, is delivered and control has been transferred to the client. Generally, clients contract with us to provide products and services that are highly interrelated and not separately identifiable. Therefore, the entire contract is accounted for as one performance obligation. At times, some of our contracts have multiple performance obligations where we allocate the total price to each performance obligation based on the estimated relative standalone selling price using observable sales or the cost-plus-margin approach.

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

See further discussion in Note 8 - Operating Revenues.

Comprehensive Loss

Comprehensive loss includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders. Specifically, foreign currency translation adjustments, amounts related to supplemental benefit plans, unrealized gains and losses on interest rate swap transactions and investments are recorded in other comprehensive (loss)/income. The following table shows the components of accumulated other comprehensive loss, net of taxes, as of June 30, 2019 and December 31, 2018:

(in thousands)	2019	2018
Cumulative foreign currency translation	$(124,884)	$(129,406)
Cumulative supplemental benefit plans	(5,257)	(4,958)
Net unrecognized losses on interest rate swaps	(34,678)	(1,384)
Reclassification adjustment for gain on terminated interest rate swap included in net income	(67)	—
Accumulated other comprehensive loss	$(164,886)	$(135,748)

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

For the three and six months ended June 30, 2019, we did not have any operating revenues related to our investment in affiliates and had $0.3 million and $0.6 million for the three and six months ended June 30, 2018, respectively. We recorded operating expenses of $0.5 million and $2.0 million related to our investment in affiliates for the three months ended June 30, 2019 and 2018, respectively, and $0.7 million and $5.3 million for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, and December 31, 2018, we had insignificant accounts payable and accounts receivable with these affiliates.

Discontinued Operations

In September 2014, we completed the sale of our collateral solutions and field services businesses, which were included in the former reporting segment Asset Management and Processing Solutions. In September 2012, we completed the wind-down of our consumer services business and our former appraisal management company business. In September 2011, we closed our marketing services business. In December 2010, we completed the sale of our Employer and Litigation Services businesses.

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

As of June 30, 2019, and December 31, 2018, we recorded assets of discontinued operations of $0.6 million within prepaid expenses and other current assets within our condensed consolidated balance sheets. Additionally, as of June 30, 2019 and December 31, 2018, we recorded liabilities of $2.1 million and $2.2 million, respectively, within accounts payable and other accrued expenses mainly consisting of legal related accruals.

Tax Escrow Disbursement Arrangements

We administer tax escrow disbursements as a service to our clients in connection with our tax services business. These deposits are maintained in segregated accounts for the benefit of our clients and totaled $754.2 million and $696.0 million as of June 30, 2019 and December 31, 2018, respectively. Because these deposits are held on behalf of our clients, they are not our funds and, therefore, are not included in the accompanying condensed consolidated balance sheets.

These deposits generally remain in the accounts for a period of two to five business days. We record earnings credits from these activities as a reduction to related administrative expenses, including the cost of bank fees and other administration costs.

Under our contracts with our clients, if we make a payment in error or fail to pay a taxing authority when a payment is due, we could be held liable to our clients for all or part of the financial loss they suffer as a result of our act or omission. We maintained total claim reserves relating to incorrect disposition of assets of $20.6 million and $21.2 million as of June 30, 2019, and December 31, 2018, respectively. Within these amounts, $9.3 million and $9.2 million, respectively, are short-term and are reflected within accounts payable and other accrued expenses within our accompanying condensed consolidated balance sheets. The remaining reserves are reflected within other liabilities.

Recent Accounting Pronouncements

In April 2019, the Financial Accounting Standards Board ("FASB") issued guidance to amend or clarify certain areas within three previously issued standards related to financial instruments which includes clarification for fair value using the measurement alternative, measuring credit losses and accounting for derivatives and hedging. The amendments in this guidance are largely effective for fiscal years beginning after December 15, 2019 with early adoption permitted. We have not elected early adoption and do not anticipate that this guidance will have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued guidance on lease accounting which requires leases, regardless of classification, to be recognized on the balance sheet as lease assets and liabilities. The objective of this standard is to provide greater transparency on the amount, timing and uncertainty of cash flows arising from leasing arrangements. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee depends upon its classification as a finance or operating lease. On January 1, 2019, we adopted the new lease accounting standard, and all related amendments, using the modified retrospective approach. Comparative information has not been restated and continues to be reported under the standards in effect for those prior periods as allowed by the guidance. As part of our adoption we elected the package of practical expedients permitted under the transition guidance which allows us to carry forward our historical lease classification of pre-existing leases, treatment of pre-existing indirect costs, as well as our conclusions of whether a pre-existing contract contains a lease. We have implemented internal controls to enable the preparation of financial information upon our adoption in the first quarter of 2019.

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

Note 2 - Property and Equipment, Net

Property and equipment, net as of June 30, 2019 and December 31, 2018 consists of the following:

(in thousands)	2019	2018
Land	$7,476	$7,476
Buildings	6,487	6,487
Furniture and equipment	72,951	68,851
Capitalized software	899,840	902,482
Leasehold improvements	43,230	43,476
Construction in progress	2,582	669
	1,032,566	1,029,441
Less accumulated depreciation	(583,949)	(572,944)
Property and equipment, net	$448,617	$456,497

Depreciation expense for property and equipment was approximately $22.5 million and $22.4 million, for the three months ended June 30, 2019 and 2018, respectively, and $45.9 million and $44.2 million for the six months ended June 30, 2019 and 2018, respectively.

Impairment losses of $12.2 million were recorded for both the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018, impairment losses were less than $0.1 million. See Note 7 - Fair Value of Financial Instruments for further discussion.

Note 3 – Goodwill, Net

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by reporting unit, for the six months ended June 30, 2019 is as follows:

(in thousands)	PIRM	UWS	Consolidated
Balance as of January 1, 2019
Goodwill	$1,107,466	$1,292,013	$2,399,479
Accumulated impairment losses	(600)	(6,925)	(7,525)
Goodwill, net	1,106,866	1,285,088	2,391,954
Measurement period adjustments	(124)	—	(124)
Translation adjustments	3,582	—	3,582
Balance as of June 30, 2019
Goodwill, net	$1,110,324	$1,285,088	$2,395,412

See Note 13 - Acquisitions for further discussion over measurement period adjustments.

Note 4 – Other Intangible Assets, Net

Other intangible assets, net consists of the following:

	June 30, 2019			December 31, 2018
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Client lists	$658,022	$(334,312)	$323,710	$706,253	$(327,201)	$379,052
Non-compete agreements	35,231	(22,771)	12,460	35,224	(20,156)	15,068
Tradenames and licenses	126,153	(61,252)	64,901	131,130	(56,845)	74,285
	$819,406	$(418,335)	$401,071	$872,607	$(404,202)	$468,405

Amortization expense for other intangible assets, net was $15.4 million and $16.3 million for the three months ended June 30, 2019 and 2018, respectively, and $32.0 million and $31.5 million for the six months ended June 30, 2019 and 2018, respectively.

Impairment losses of $35.6 million were recorded for both the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018, there were no impairments. See Note 7 - Fair Value of Financial Instruments for further discussion.

Estimated amortization expense for other intangible assets, net is as follows:

(in thousands)
Remainder of 2019	$29,124
2020	56,443
2021	53,339
2022	51,514
2023	43,900
Thereafter	166,751
$401,071

Note 5 – Long-Term Debt

Our long-term debt consists of the following:

	June 30, 2019			December 31, 2018
(in thousands)	Gross	Debt Issuance Costs	Net	Gross	Debt Issuance Costs	Net
Bank debt:
Term loan facility borrowings due May 2024, weighted-average interest rate of 4.22% as of June 30, 2019	$1,750,000	$(16,697)	$1,733,303	$—	$—	$—
Revolving line of credit borrowings due May 2024, weighted-average interest rate of 4.22% as of June 30, 2019	10,000	(7,149)	2,851	—	—	—
Term loan facility borrowings due August 2022, weighted-average interest rate of 4.05% as of December 31, 2018, modified May 2019	—	—	—	1,597,500	(13,043)	1,584,457
Revolving line of credit borrowings due August 2022, weighted-average interest rate of 4.05% as of December 31, 2018, modified May 2019	—	—	—	178,146	(5,216)	172,930
Notes:
7.55% senior debentures due April 2028	14,524	(42)	14,482	14,645	(44)	14,601
Other debt:
Various debt instruments with maturities through March 2024	6,500	—	6,500	7,188	—	7,188
Total long-term debt	1,781,024	(23,888)	1,757,136	1,797,479	(18,303)	1,779,176
Less current portion of long-term debt	90,115	—	90,115	26,935	—	26,935
Long-term debt, net of current portion	$1,690,909	$(23,888)	$1,667,021	$1,770,544	$(18,303)	$1,752,241

As of June 30, 2019, and December 31, 2018, we have recorded $1.3 million and $0.7 million of accrued interest expense, respectively, on our debt-related instruments within accounts payable and other accrued expenses.

Credit Agreement

In May 2019, we amended and restated our credit agreement (the "Credit Agreement") with Bank of America, N.A., as the administrative agent, and other financial institutions. The Credit Agreement provides for a $1.8 billion five-year term loan A facility (the "Term Facility"), and a $750.0 million five-year revolving credit facility (the "Revolving Facility"). The Term Facility matures, and the Revolving Facility expires, in May 2024. The Revolving Facility includes a $100.0 million multi-currency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $300.0 million in the aggregate; however, the lenders are not obligated to do so.

The loans under the Credit Agreement bear interest, at the election of the Company, at (i) the Alternate Base Rate (defined as the greater of (a) Bank of America's "prime rate", (b) the Federal Funds effective rate plus 0.50% and (c) the reserve adjusted London interbank offering rate for a one-month Eurocurrency borrowing plus 1.00%) plus the Applicable Rate (as defined in the Credit Agreement) or (ii) the London interbank offering rate for Eurocurrency borrowings, adjusted for statutory reserves ("Adjusted Eurocurrency Rate") plus the Applicable Rate. The initial Applicable Rate for Alternate Base Rate borrowings is 0.75% and for Adjusted Eurocurrency Rate borrowings is 1.75%. After September 2019, the Applicable Rate will vary depending upon the Company's leverage ratio. The minimum Applicable Rate for Alternate Base Rate borrowings will be 0.25% and the maximum will be 1.00%. The minimum Applicable Rate for Adjusted Eurocurrency Rate borrowings will be 1.25% and the maximum will be 2.00%. The Credit Agreement also requires the Company to pay a commitment fee for the unused portion of the Revolving Facility, which will be a minimum of 0.20% and a maximum of 0.35%, depending on the Company's leverage ratio.

The Credit Agreement provides that loans under the Term Facility shall be repaid in equal quarterly installments of $21.9 million, commencing on the last day of the next full fiscal quarter and continuing on each three-month anniversary thereafter. The outstanding balance of the term loans will be due in May 2024.

The Credit Agreement contains the following financial maintenance covenants: (i) a maximum total leverage ratio not to exceed 4.50:1.00 (stepped down to 4.25:1.00 starting with the fiscal quarter ending on September 2020, with a further step down to 4.00:1.00 starting with the fiscal quarter ending on September 2021, followed by a final step down to 3.75:1.00 starting with the fiscal quarter ending on September 2022) and (ii) a minimum interest coverage ratio of 3.00:1.00.

As of June 30, 2019, we had a remaining borrowing capacity of $740.0 million under the Revolving Facility and we were in compliance with all covenants under the Credit Agreement.

Debt Issuance Costs

In connection with the amendment and restatement of the Credit Agreement, in May 2019, we incurred approximately $9.9 million of debt issuance costs of which $9.6 million were initially capitalized within long-term debt, net of current in the accompanying condensed consolidated balance sheets. In addition, when we amended and restated the Credit Agreement, we wrote-off previously unamortized debt issuance costs of $1.5 million within (loss)/gain on investments and other, net in the accompanying consolidated statement of operations; resulting in a remaining $14.6 million of previously unamortized costs. We will amortize all of these costs over the term of the Credit Agreement. For both the three months ended June 30, 2019 and 2018, $1.3 million was recognized in the accompanying condensed consolidated statement of operations related to the amortization of debt issuance costs. For the six months ended June 30, 2019 and 2018, $2.6 million and $2.7 million, respectively, were recognized related to the amortization of debt issuance costs.

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

As of June 30, 2019, the Swaps have a combined remaining notional balance of $1.4 billion, a weighted average fixed interest rate of 2.00% (rates range from 1.03% to 2.98%), and scheduled terminations through December 2025. Notional balances under our Swaps are scheduled to increase and decrease based on our expectations of the level of variable rate debt to be in effect in future periods. Currently, we have scheduled notional amounts of between $1.4 billion and $1.2 billion through September 2020, then $1.2 billion and $1.0 billion through August 2022, and $416.0 million and $400.0 million thereafter until December 2025. Approximate weighted average fixed interest rates for the aforementioned time intervals are 2.18%, 2.61%, and 2.95%, respectively.

We have designated the Swaps as cash flow hedges. The estimated fair values of these cash flow hedges are recorded in prepaid expenses and other current assets as well as other assets and other liabilities in the accompanying condensed consolidated balance sheets. As of June 30, 2019, the estimated fair value of certain of these cash flow hedges resulted in an asset of $2.2 million recorded within prepaid and other current assets, with the remainder resulting in a liability of $48.5 million. As of December 31, 2018, the estimated fair value of certain of these cash flow hedges resulted in an asset of $13.3 million, of which $0.6 million is classified within prepaid expenses and other current assets, with the remainder resulting in a liability of $15.2 million.

Unrealized losses of $21.1 million (net of $7.0 million in deferred taxes) and unrealized gains of $4.1 million (net $1.4 million in deferred taxes) for the three months ended June 30, 2019 and 2018, respectively, were recognized in other comprehensive loss related to the Swaps. Unrealized losses of $33.3 million (net of $11.1 million in deferred taxes) and unrealized gains of $8.2 million (net of $2.7 million in deferred taxes) for the six months ended June 30, 2019 and 2018, respectively, were recognized in other comprehensive loss related to the Swaps.

Note 6 – Leases

We have entered into renewable commitment agreements for certain real estate facilities and equipment, such as computers and printers, which we individually classify as either operating or finance leases. We possess contractual options to renew certain leases ranging from 6 months to 5 years at a time, as well as, in certain instances, contractual options to terminate leases with varying notification requirements and potential termination fees. As of June 30, 2019, our leases with initial terms greater than twelve months had remaining lease terms of up to 13 years.

The following table provides a breakdown of lease balances within our condensed consolidated balance sheet as of June 30, 2019 and December 31, 2018:

(in thousands)
Lease Type and Classification	Included Within	June 30, 2019	December 31, 2018 (1)
Assets
Operating	Operating lease assets	$61,910	$—
Finance	Property and equipment, net	6,417	5,002
Total		$68,327	$5,002

Liabilities
Current
Operating	Operating lease liabilities, current	$16,473	$—
Finance	Current portion of long-term debt	2,615	2,340
Long-term
Operating	Operating lease liabilities, net of current	80,268	—
Finance	Long-term debt, net of current	3,886	2,753
Total		$103,242	$5,093

(1) As permitted, December 31, 2018 is presented under GAAP in effect at that time. As such, 2018 does not contain comparable operating assets and/or liabilities. See Note 1 - Basis for Condensed Consolidated Financial Statements for further details.

For the three and six months ended June 30, 2019, the components of lease cost are as follows:

(in thousands)		June 30, 2019
Lease Cost	Included Within	For the Three Months Ended	For the Six Months Ended
Finance lease cost
Amortization of lease assets	Depreciation and amortization	$746	$1,571
Interest on lease liabilities	Interest expense	$38	$68

Operating lease cost	SG&A	$5,396	$11,031
Operating lease cost	Cost of services	36	72
		$5,432	$11,103

Total lease cost for all operating leases, including month-to-month rentals, for the three and six months ended June 30, 2018, excluding taxes, was $5.4 million and $11.3 million, respectively.

Other supplementary information for the six months ended June 30, 2019 are as follows:

(in thousands)
Other Information	Finance Leases	Operating Leases
Cash paid for amounts included in measurement of liabilities
Operating cash outflows	$68	$13,334
Financing cash outflows	$1,603	$—

Right-of-use assets obtained in exchange for lease liabilities	$3,008	$2,115
Weighted average remaining lease term (years)	3.1	8.45
Weighted average discount rate	3.70%	6.50%

Maturities of lease liabilities as of June 30, 2019 are as follows:

(in thousands)	Finance Leases	Operating Leases
2019	$1,394	$10,440
2020	2,483	23,237
2021	1,596	18,018
2022	976	11,162
2023	375	8,840
Thereafter	70	57,518
Total lease payments	6,894	129,215
Less imputed interest	(393)	(32,474)
Total	$6,501	$96,741

Future minimum lease commitments, undiscounted, as of December 31, 2018 were as follows:

(in thousands)
2019	$26,738
2020	25,413
2021	19,214
2022	12,149
2023	8,908
Thereafter	57,179
Total	$149,601

As of June 30, 2019, we have two operating leases for facilities which have not yet commenced with a combined initial lease liability of approximately $11.0 million and initial terms ranging from 8 to 9 years. These liabilities are not reflected within the 2019 maturity schedule above.

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

Other Investments

Other investments is currently comprised of a minority equity investment in a foreign enterprise which we measure at cost and adjust to fair value on a quarterly basis when there are observable price changes in orderly transactions for the identical, or similar, investment. Changes in fair value are recorded within (loss)/gain on investments and other, net in our condensed consolidated statement of operations.

Contingent Consideration

The fair value of the contingent consideration was estimated using the Monte-Carlo simulation model, which relies on significant assumptions and estimates including discount rates and future market conditions, among others.

Long-Term Debt

The fair value of debt was estimated based on the current rates available to us for similar debt of the same remaining maturities and consideration of our default and credit risk.

Interest Rate Swaps

The fair values of the Swaps were estimated based on market-value quotes received from the counterparties to the agreements.

The fair values of our financial instruments as of June 30, 2019 are presented in the following table:

(in thousands)	Fair Value Measurements Using
As of June 30, 2019	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$82,042	$—	$—	$82,042
Restricted cash	2,515	11,171	—	13,686
Other investments	—	1,898	—	1,898
Total	$84,557	$13,069	$—	$97,626

Financial Liabilities:
Contingent consideration	$—	$—	$4,904	$4,904
Total debt	—	1,783,906	—	1,783,906
Total	$—	$1,783,906	$4,904	$1,788,810

Derivatives:
Asset for Swaps	$—	$2,187	$—	$2,187
Liability for Swaps	$—	$48,483	$—	$48,483

As of December 31, 2018
Financial Assets:
Cash and cash equivalents	$85,271	$—	$—	$85,271
Restricted cash	1,366	11,613	—	12,979
Other investments	—	—	7,930	7,930
Total	$86,637	$11,613	$7,930	$106,180

Financial Liabilities:
Contingent consideration	$—	$—	$5,700	$5,700
Total debt	—	1,797,597	—	1,797,597
Total	$—	$1,797,597	$5,700	$1,803,297

Derivatives:
Asset for Swaps	$—	$13,344	$—	$13,344
Liability for Swaps	$—	$15,188	$—	$15,188

The following non-financial instruments were measured at fair value, on a non-recurring basis, as of and for the six months ended June 30, 2019:

		Fair Value Measurements Using
(in thousands)	Remaining Fair Value (1)	Level 1	Level 2	Level 3	Impairment Losses
Other intangible assets, net	$—	$—	$—	$—	$35,600
Property and equipment, net	$—	$—	$—	$—	$12,234

(1) Remaining fair value represents the post-impairment fair value related to the specifically impaired asset(s)

For both the three and six months ended June 30, 2019, we recorded non-cash impairment charges of $35.6 million in other intangible assets, net, as well as $12.2 million in property and equipment, net. Both impairments are due to ongoing business transformation activities of our appraisal management company within our Underwriting & Workflow Solutions ("UWS") segment. The impairments were derived using an undiscounted cash flow methodology. The impairments within other intangible assets, net include $32.3 million for client lists and $3.3 million for licenses. The impairments within property and equipment, net relate to capitalized software.

In connection with the 2017 acquisition of Myriad as well as an insignificant business, we entered into contingent consideration agreements for up to $20.5 million in cash by 2022 upon the achievement of certain revenue targets ending fiscal year 2021. These contingent payments were originally recorded at a fair value of $6.2 million using the Monte-Carlo simulation model. See Note 13 - Acquisitions for further discussion. The contingent payments are fair-valued quarterly, and changes are recorded within (loss)/gain on investments and other, net in our condensed consolidated statement of operations. During the three and six months ended June 30, 2019, we decreased the fair value of our contingent considerations by $0.6 million and $0.2 million, respectively, and recorded the gains in our condensed consolidated statement of operations. During the three and six months ended June 30, 2018 we recorded gains of $1.5 million and $1.1 million, respectively.

During the three months ended June 30, 2019, due to an observable price change in an inactive market, we recorded an unfavorable fair value adjustment of $4.3 million to our minority equity investment, which was recorded within (loss)/gain on investments and other, net in our condensed consolidated statement of operations. For the six months ended June 30, 2019, the total unfavorable fair value adjustment for this minority owned equity investment was $6.6 million. As a result of the observable price change in the second quarter, we transferred the minority owned equity investment classification from Level 3 to Level 2 within the fair value hierarchy above.

Note 8 – Operating Revenues

Operating revenues by solution type consists of the following:

(in thousands)	PIRM	UWS	Corporate and Eliminations	Consolidated
For the Three Months Ended June 30, 2019
Property insights	$122,737	$—	$—	$122,737
Insurance and spatial solutions	48,421	—	—	48,421
Flood data services	—	21,613	—	21,613
Valuation solutions	—	87,142	—	87,142
Credit solutions	—	71,686	—	71,686
Property tax solutions	—	92,471	—	92,471
Other	12,559	6,105	(3,196)	15,468
Total operating revenue	$183,717	$279,017	$(3,196)	$459,538

For the Three Months Ended June 30, 2018
Property insights	$127,293	$—	$—	$127,293
Insurance and spatial solutions	40,861	—	—	40,861
Flood data services	—	18,911	—	18,911
Valuation solutions	—	81,456	—	81,456
Credit solutions	—	78,883	—	78,883
Property tax solutions	—	117,480	—	117,480
Other	14,501	11,496	(2,480)	23,517
Total operating revenue	$182,655	$308,226	$(2,480)	$488,401

For the Six Months Ended June 30, 2019
Property insights	$241,407	$—	$—	$241,407
Insurance and spatial solutions	93,837	—	—	93,837
Flood data services	—	38,589	—	38,589
Valuation solutions	—	153,465	—	153,465
Credit solutions	—	139,500	—	139,500
Property tax solutions	—	179,053	—	179,053
Other	24,281	12,928	(5,814)	31,395
Total operating revenue	$359,525	$523,535	$(5,814)	$877,246

For the Six Months Ended June 30, 2018
Property insights	$250,965	$—	$—	$250,965
Insurance and spatial solutions	78,025	—	—	78,025
Flood data services	—	35,885	—	35,885
Valuation solutions	—	152,900	—	152,900
Credit solutions	—	160,368	—	160,368
Property tax solutions	—	207,361	—	207,361
Other	27,432	25,131	(4,766)	47,797
Total operating revenue	$356,422	$581,645	$(4,766)	$933,301

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

Contract Costs

Incremental costs to obtain or fulfill client contracts are recognized as an asset. As of June 30, 2019, we had $9.2 million of current deferred costs which are presented in prepaid expenses and other current assets as well as $20.7 million of long-term deferred costs which are presented in other assets in our condensed consolidated balance sheet. As of December 31, 2018, we had $9.7 million of current deferred costs and $20.8 million of long-term deferred costs. Our deferred costs primarily include certain set-up and acquisition costs related to property tax solutions which amortize ratably over an expected 10 year life, adjusted for early loan cancellations. For the three months ended June 30, 2019 and 2018, we recorded amortization associated with deferred costs of $3.3 million and $3.5 million, respectively, and $6.4 million and $6.9 million, respectively, for the six months ended June 30, 2019 and 2018.

Contract Liabilities

We record a contract liability when amounts are invoiced prior to the satisfaction of a performance obligation. For property tax solutions, we invoice our clients upfront fees for services to be performed over time. For property insights and insurance and spatial solutions we invoice quarterly and annually, commencing upon execution of the contracts or at the beginning of the license term.

As of June 30, 2019, we had $845.2 million in contract liabilities compared to $833.0 million as of December 31, 2018. The overall change of $12.2 million in contract liability balances are primarily due to $292.7 million of new deferred billings in the current year, partially offset by $280.5 million of operating revenue recognized, of which $179.1 million related to contracts previously deferred.

Remaining Performance Obligations

The majority of our arrangements are between one and three years with a significant portion being one year or less. For the remaining population of non-cancellable and fixed arrangements greater than one year, as of June 30, 2019 we had $967.1 million of remaining performance obligations. We expect to recognize approximately 18% percent of our remaining revenue backlog in 2019, 28% in 2020, 19% in 2021 and 35% thereafter. See further discussion on performance obligations in Note 1 - Basis for Condensed Consolidated Financial Statements.

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

We have primarily utilized RSUs and PBRSUs as our share-based compensation instruments for employees and directors. The fair value of any share-based compensation instrument grant is based on the market value of our common stock on the date of grant and is recognized as compensation expense over its vesting period.

Restricted Stock Units

For the six months ended June 30, 2019 and 2018, we awarded 628,730 and 529,725 RSUs, respectively, with an estimated grant-date fair value of $23.0 million and $24.8 million, respectively. The RSU awards will vest ratably over 3 years. RSU activity for the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
(in thousands, except weighted-average fair value prices)
Unvested RSUs outstanding at December 31, 2018	1,087	$42.04
RSUs granted	629	$36.50
RSUs vested	(513)	$40.36
RSUs forfeited	(61)	$40.15
Unvested RSUs outstanding at June 30, 2019	1,142	$39.85

As of June 30, 2019, there was $32.5 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.1 years. The fair value of RSUs are based on the market value of our common stock on the date of grant.

Performance-Based Restricted Stock Units

For the six months ended June 30, 2019 and 2018, we awarded 203,464 and 327,018 PBRSUs, respectively, with an estimated grant-date fair value of $7.5 million and $15.1 million, respectively. These awards are generally subject to service-based, performance-based and market-based vesting conditions. The service and performance period for the 2019 grants is from January 2019 to December 2021 and the performance metric is adjusted earnings per share.

The performance and service period for the PBRSUs awarded during 2018 is from January 2018 to December 2020 and the performance metrics are generally adjusted earnings per share and market-based conditions. These grants include 232,225 PBRSUs that do not include a market-based condition but have adjusted margin or operating revenue as the performance metric through the service period ending December 2020 or December 2021.

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

PBRSU activity for the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
(in thousands, except weighted-average fair value prices)
Unvested PBRSUs outstanding at December 31, 2018	774	$42.11
PBRSUs granted	203	$36.82
PBRSUs vested	(250)	$34.40
PBRSUs forfeited	(100)	$45.07
Unvested PBRSUs outstanding at June 30, 2019	627	$42.68

As of June 30, 2019, there was $18.5 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 2.0 years. The fair value of PBRSUs are based on the market value of our common stock on the date of grant.

Stock Options

Prior to 2015, we issued stock options as incentive compensation for certain employees. Option activity for the six months ended June 30, 2019 is as follows:

(in thousands, except weighted-average price)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	570	$20.17
Options exercised	(70)	$25.24
Options vested, exercisable, and outstanding at June 30, 2019	500	$19.46	2.8	$11,175

As of June 30, 2019, there was no unrecognized compensation cost related to unvested stock options.

The intrinsic value of options exercised was $1.1 million and $13.6 million for the six months ended June 30, 2019 and 2018, respectively. This intrinsic value represents the difference between the fair market value of our common stock on the date of exercise and the exercise price of each option.

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

The following table sets forth the share-based compensation expense recognized for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
RSUs	$5,612	$7,238	$12,924	$14,633
PBRSUs	1,744	3,445	3,658	4,159
Stock options	—	—	—	—
Employee stock purchase plan	507	439	1,173	1,007
	$7,863	$11,122	$17,755	$19,799

The table above includes $0.6 million and $1.2 million of share-based compensation expense within cost of services in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2019 and 2018, respectively, and $1.4 million and $3.4 million for the six months ended June 30, 2019 and 2018, respectively.

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

Fair Credit Reporting Act Class Actions

In July 2017, Rental Property Solutions, LLC ("RPS") was named as a defendant in Claudinne Feliciano, et. al., v. CoreLogic SafeRent, LLC, a putative class action lawsuit in the U.S. District Court for the Southern District of New York. The named plaintiff alleges that RPS prepared a background screening report about her that contained a record of a New York Housing Court action without noting that the action had previously been dismissed. On this basis, she seeks damages under the Fair Credit Reporting Act and the New York Fair Credit Reporting Act on behalf of herself and a class of similarly situated consumers with respect to reports issued during the period of July 2015 to the present. We have denied the claims and are defending the case vigorously.

Separation

Following the Separation, we are responsible for a portion of First American Financial Corporation's ("FAFC") contingent and other corporate liabilities. In the Separation and Distribution Agreement we entered into in connection with the Separation (the "Separation and Distribution Agreement"), we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with each other prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary. As of June 30, 2019, no reserves were considered necessary.

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

Note 11 – Income Taxes

In May 2019, the statute of limitations expired for our principal state jurisdictions in relation to the prior closure of our 2005-2009 IRS exam which resulted in a discrete tax benefit for the reversal of state tax reserves in the amount of $15.3 million. These reversals largely offset a concurrent write-off of a related FAFC pre-tax indemnification receivable.

The effective income tax rate for income taxes as a percentage of (loss)/income from continuing operations before equity in earnings/(losses) of affiliates and income taxes was a benefit of 72.0% and a provision of 23.7% for the three months ended June 30, 2019 and 2018, respectively, and a benefit of 79.1% and a provision of 16.5% for the six months ended June 30, 2019 and 2018, respectively.

For the three and six months ended June 30, 2019, when compared to 2018, the change in the effective income tax rate was primarily due to the aforementioned $15.3 million benefit related to the reversal of state tax reserves.

We are currently under examination for the years 2010 through 2012 and 2016, by the US, our primary taxing jurisdiction, and for other years by various state taxing authorities. It is reasonably possible the amount of the unrecognized benefits with respect to certain unrecognized tax positions could significantly increase or decrease within the next twelve months and would have an impact on net income. Currently, we expect expiration of statutes of limitations, within the next twelve months, for which we have tax reserves recorded of approximately $1.0 million as of June 30, 2019.

Note 12 – Earnings Per Share

The following is a reconciliation of net (loss)/income per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
(in thousands, except per share amounts)
Numerator for basic and diluted net (loss)/income per share:
Net (loss)/income from continuing operations	$(5,524)	$58,532	$(3,791)	$86,894
Loss from discontinued operations, net of tax	(48)	(16)	(94)	(91)
Net (loss)/income	$(5,572)	$58,516	$(3,885)	$86,803
Denominator:
Weighted-average shares for basic (loss)/income per share	80,473	81,284	80,326	81,269
Dilutive effect of stock options and restricted stock units	—	1,156	—	1,416
Weighted-average shares for diluted (loss)/income per share	80,473	82,440	80,326	82,685
(Loss)/Income per share
Basic:
Net (loss)/income from continuing operations	$(0.07)	$0.72	$(0.05)	$1.07
Loss from discontinued operations, net of tax	—	—	—	—
Net (loss)/income	$(0.07)	$0.72	$(0.05)	$1.07
Diluted:
Net (loss)/income from continuing operations	$(0.07)	$0.71	$(0.05)	$1.05
Loss from discontinued operations, net of tax	—	—	—	—
Net (loss)/income	$(0.07)	$0.71	$(0.05)	$1.05

The dilutive effect of share-based compensation awards has been calculated using the treasury-stock method. Given our net loss position for the three and six months ended June 30, 2019 basic and diluted shares are the same, as the assumed exercise of stock options and restricted stock are anti-dilutive. For both the three and six months ended June 30, 2018, respectively, an aggregate of less than 0.1 million of RSUs and PBRSUs, were excluded from the weighted-average diluted common shares outstanding due to their anti-dilutive effect.

Note 13 – Acquisitions

In December 2018, we acquired the remaining 72.0% of Symbility Solutions Inc. ("Symbility") for C$107.1 million, or approximately $80.0 million, subject to certain working capital adjustments. Symbility is a leading global provider of cloud-based property claims workflow solutions for the property and casualty insurance industry, headquartered in Canada. This acquisition further progresses our long-term strategic plan by adding scale to our insurance and spatial businesses and international presence. Symbility is included as a component of our Property Intelligence & Risk Management ("PIRM") segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We have preliminarily recorded $14.9 million in proprietary technology with an estimated useful life of 8 years, client lists of $6.4 million with an estimated useful life of 12 years, trademarks of $1.2 million with an estimated useful life of 4 years, $5.3 million of deferred tax liabilities, and goodwill of $75.6 million. In connection with this acquisition, we remeasured our existing 28.0% investment ownership in Symbility which resulted in a $13.3 million step-up gain that we recorded within (loss)/gain on investments and other, net in our consolidated statement of operations in the fourth quarter of 2018. For the six months ended June 30, 2019, goodwill decreased by $0.2 million as a result of a change in the purchase price allocation for certain working capital adjustments.

In December 2018, we completed the acquisition of Breakaway Holdings, LLC d.b.a Homevisit ("HomeVisit") for $12.7 million, subject to certain working capital adjustments. HomeVisit is a leading provider of marketing focused real estate solutions, including property listing photography, videography, 3D modeling, drone imagery and related services. Given anticipated synergy with our pre-existing real estate solutions platforms, this acquisition is expected to enable the next generation of property marketing solutions for real estate professionals, multiple listing services ("MLSs"), brokers and agents across North America. HomeVisit is included as a component of our PIRM segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We have preliminarily recorded $1.4 million for non-compete agreements with an estimated useful life of 5 years, client lists of $0.9 million with an estimated useful life of 11 years, trademarks of $0.2 million with an estimated useful life of 2.5 years, and goodwill of $10.3 million, all of which is deductible for tax purposes. For the six months ended June 30, 2019, goodwill increased by $0.1 million as a result of a change in the purchase price allocation for certain working capital adjustments.

In April 2018, we completed the acquisition of a la mode technologies, LLC ("a la mode") for $120.0 million, exclusive of working capital adjustments. a la mode is a provider of subscription-based software solutions that facilitate the aggregation of data, imagery and photographs in a government-sponsored enterprise compliant format for the completion of US residential appraisals. This acquisition contributes to our continual development and scaling of our end-to-end valuation solutions workflow suite, which includes data and market insights, analytics as well as data-enabled services and platforms. a la mode is included as a component of our UWS reporting segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We recorded contract liabilities of $7.5 million, proprietary technology of $15.8 million with an estimated useful life of 7 years, customer lists of $32.5 million with an estimated average useful life of 13 years, tradenames of $9.0 million with an estimated useful life of 8 years, non-compete agreements of $5.7 million with an estimated useful life of 5 years, and goodwill of $63.6 million, of which $61.4 million is deductible for tax purposes.

In February 2018, we completed the acquisition of eTech Solutions Limited ("eTech") for cash of approximately £15.0 million, or approximately $21.0 million, exclusive of working capital adjustments. eTech is a leading provider of innovative mobile surveying and workflow management software that enhances productivity and mitigates risk for participants in the United Kingdom ("UK") valuation market. This acquisition expands our UK presence and strengthens our technology platform offerings. eTech is included as a component of our PIRM reporting segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We recorded a deferred tax liability of $1.6 million, proprietary technology of $7.0 million with an estimated useful life of 5 years, customer lists of $1.7 million with an estimated average useful life of 9 years, and goodwill of $14.1 million.

These business combinations did not have a material impact on our condensed consolidated statements of operations.

Note 14 – Segment Information

We have organized into two reportable segments: PIRM and UWS.

Property Intelligence & Risk Management Solutions. Our PIRM segment combines property information, mortgage information and consumer information to deliver unique housing market and property-level insights, predictive analytics and risk management capabilities. We have also developed proprietary technology and software platforms to access, automate or track this information and assist our clients with decision-making and compliance tools in the real estate industry, insurance industry and the single and multifamily industry. We deliver this information directly to our clients in a standard format over the web, through hosted software platforms or in bulk data form. Our solutions include property insights and insurance and spatial solutions in North America, Western Europe and Asia Pacific. The segment's primary clients are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, MLS companies, property and casualty insurance companies, title insurance companies, government agencies and government-sponsored enterprises.

The operating results of our PIRM segment included intercompany revenues of $2.2 million and $1.7 million for the three months ended June 30, 2019 and 2018, respectively, and $4.0 million and $3.2 million for the six months ended June 30, 2019 and 2018, respectively. The segment also included intercompany expenses of $1.0 million and $0.8 million for the three months ended June 30, 2019 and 2018, respectively, and $1.8 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively

Underwriting & Workflow Solutions. Our UWS segment combines property information, mortgage information and consumer information to provide comprehensive mortgage origination and monitoring solutions, including, underwriting-related solutions and data-enabled valuations and appraisals. We have also developed proprietary technology and software platforms to access, automate or track this information and assist our clients with vetting and onboarding prospects, meeting compliance regulations and understanding, diagnosing and monitoring property values. Our solutions include property tax solutions, valuation solutions, credit solutions and flood services in North America. The segment’s primary clients are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, fixed-income investors, government agencies and property and casualty insurance companies.

The operating results of our UWS segment included intercompany revenues of $1.0 million and $0.8 million for the three months ended June 30, 2019 and 2018, respectively, and $1.8 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively. The segment also included intercompany expenses of $2.2 million and $1.7 million for the three months ended June 30, 2019 and 2018, respectively, and $4.0 million and $3.2 million for the six months ended June 30, 2019 and 2018, respectively.

We also separately report on our corporate and eliminations. Corporate consists primarily of corporate personnel and other expenses associated with our corporate functions and facilities, investment gains and losses, equity in earnings/(losses) of affiliates, net of tax, and interest expense.

Selected financial information by reportable segment is as follows:

(in thousands)	Operating Revenues	Depreciation and Amortization	Operating Income/(Loss)	Equity in Earnings/(Losses) of Affiliates, Net of Tax	Net Income/(Loss) From Continuing Operations	Capital Expenditures

For the Three Months Ended June 30, 2019
PIRM	$183,717	$26,113	$23,026	$482	$19,272	$14,290
UWS	279,017	13,757	19,779	(8)	20,377	4,861
Corporate	—	7,236	(28,215)	(160)	(45,173)	10,903
Eliminations	(3,196)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$459,538	$47,106	$14,590	$314	$(5,524)	$30,054

For the Three Months Ended June 30, 2018
PIRM	$182,655	$25,463	$28,974	$3,740	$32,295	$13,917
UWS	308,226	16,483	85,897	(10)	85,868	2,386
Corporate	—	5,401	(25,234)	(893)	(59,631)	4,180
Eliminations	(2,480)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$488,401	$47,347	$89,637	$2,837	$58,532	$20,483

For the Six Months Ended June 30, 2019
PIRM	$359,525	$52,912	$37,378	$(42)	$30,659	$29,903
UWS	523,535	29,532	65,631	(8)	65,812	10,629
Corporate	—	13,881	(67,215)	(58)	(100,262)	22,489
Eliminations	(5,814)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$877,246	$96,325	$35,794	$(108)	$(3,791)	$63,021

For the Six Months Ended June 30, 2018
PIRM	$356,422	$51,198	$49,752	$4,011	$52,966	$27,123
UWS	581,645	31,447	133,950	8	133,622	4,699
Corporate	—	10,842	(49,646)	(949)	(99,694)	8,145
Eliminations	(4,766)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$933,301	$93,487	$134,056	$3,070	$86,894	$39,967

(in thousands)
Assets	June 30, 2019	December 31, 2018
PIRM	$1,947,601	$1,953,732
UWS	2,162,222	2,200,292
Corporate	6,021,103	5,995,787
Eliminations	(5,981,051)	(5,981,450)
Consolidated (excluding discontinued operations)	$4,149,875	$4,168,361

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

With our data as a foundation, we have built strong analytics capabilities and a variety of value-added business services to meet our clients’ needs for property tax processing, property valuation, mortgage and automotive credit reporting, tenancy screening, hazard risk, property risk and replacement cost, flood plain location determination, other geospatial data analytics, and related services.

Reportable Segments

We have organized into the following two reportable segments:

Our Property Intelligence & Risk Management ("PIRM") segment combines property information, mortgage information, and consumer information to deliver unique housing market and property-level insights, predictive analytics and risk management capabilities. We have also developed proprietary technology and software platforms to access, automate or track this information and assist our clients with decision-making and compliance tools in the real estate industry, insurance industry and the single and multifamily industry. We deliver this information directly to our clients in a standard format over the web, through hosted software platforms or in bulk data form. Our solutions include property insights and insurance and spatial solutions in North America, Western Europe and Asia Pacific.

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

Results of Operations

Overview of Business Environment and Company Developments

Business Environment

The volume of US mortgage loan originations serves as a key market driver for more than half of our business. We believe the volume of real estate and mortgage transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, housing supply, employment levels and the overall state of the US economy. We believe mortgage unit volumes were flat to modestly higher in the second quarter of 2019 relative to the same period in 2018, primarily due to a change in outlook for long-term interest rates which significantly lowered the 10 year US Treasury yield and mortgage interest rates. As a result, we now expect full-year 2019 mortgage unit volumes to be flat to modestly above 2018 levels.

We generate the majority of our operating revenues from clients with operations in the US residential real estate, mortgage origination and mortgage servicing markets. Approximately 30% and 32% of our operating revenues for the three months ended June 30, 2019 and 2018, respectively, were generated from our top ten clients, who consist of the largest US mortgage originators and servicers. None of our clients individually accounted for greater than 10% of our operating revenues for the three months ended June 30, 2019 nor 2018. Approximately 29% and 33% of our operating revenues for the six months ended June 30, 2019 and 2018, respectively, were generated from our top ten clients with none of our clients individually accounting for greater than 10% of our operating revenues during the period.

While the majority of our revenues are generated in the US, continued strengthening of the US dollar versus other currencies in 2019 unfavorably impacted the financial results translation of our international operating revenues by $5.7 million.

Business Exits & Transformation

In December 2018, we announced the intent to exit a loan origination software unit and our remaining legacy default management related platforms, as well as accelerate our appraisal management company ("AMC") transformation program. We believe these actions will expand our overall profit margins and provide for enhanced long-term organic growth trends. During the three months ended June 30, 2019, we incurred non-cash impairment charges of $47.8 million and severance expense of $5.8 million.

Productivity and Cost Management

In line with our on-going commitment to operational excellence and margin expansion, we are targeting a cost reduction of approximately $20 million in 2019. Savings are expected to be realized through the reduction of operating costs, selling, general and administrative costs, outsourcing certain business process functions, consolidation of facilities and other operational improvements.

Consolidated Results of Operations

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Operating Revenues

Our consolidated operating revenues were $459.5 million for the three months ended June 30, 2019, a decrease of $28.9 million, or 5.9%, when compared to 2018, and consisted of the following:

(in thousands, except percentages)	2019	2018	$ Change	% Change
PIRM	$183,717	$182,655	$1,062	0.6%
UWS	279,017	308,226	(29,209)	(9.5)
Corporate and eliminations	(3,196)	(2,480)	(716)	28.9
Operating revenues	$459,538	$488,401	$(28,863)	(5.9)%

Our PIRM segment operating revenues increased by $1.1 million, or 0.6%, when compared to 2018. Excluding acquisition activity of $11.3 million, operating revenues decreased $10.2 million due to lower property insights revenues of $7.1 million and lower insurance and spatial solutions revenues of $0.7 million, primarily due to lower volumes. Property insights was also impacted by unfavorable foreign exchange of $2.6 million. Other revenues decreased by $2.4 million.

Our UWS segment revenues decreased by $29.2 million, or 9.5%, when compared to 2018. Excluding acquisition activity of $1.8 million, the decrease of $31.0 million was driven by lower property tax solutions of $25.0 million, primarily due to a prior year benefit of accelerated revenue recognition, and lower credit solutions of $7.2 million due to lower volumes. Additionally, we had lower other revenues of $5.1 million driven by the wind-down of our non-core mortgage and default technology related platforms. These were offset by higher valuation solutions revenue of $3.6 million and higher flood data services revenue of $2.7 million due to higher mortgage market volumes and market share gains.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services

Our consolidated cost of services was $227.2 million for the three months ended June 30, 2019, a decrease of $12.1 million, or 5.1%, when compared to 2018. Excluding acquisition activity of $5.9 million, the decrease of $18.0 million was primarily due to lower operating revenues.

Selling, General and Administrative Expenses

Our consolidated selling, general and administrative expenses were $122.8 million for the three months ended June 30, 2019, an increase of $10.8 million, or 9.6%, when compared to 2018. Excluding acquisition activity of $6.3 million, the increase of $4.5 million was primarily due to higher productivity-related investments of $7.6 million and higher severance expense of $4.1 million, partially offset by lower outsourced services of $5.1 million and personnel-related savings of $2.1 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $47.1 million for the three months ended June 30, 2019, a decrease of $0.2 million, or 0.5%, when compared to 2018. Excluding acquisition activity of $1.3 million, the decrease of $1.5 million was primarily due to assets that were fully impaired during the current quarter.

Impairment Loss

Our consolidated impairment loss totaled $47.8 million for the three months ended June 30, 2019, representing write-offs of client lists of $32.3 million, software of $12.2 million, and licenses of $3.3 million related to ongoing business transformation activities of our AMC business within our UWS segment.

Operating Income

Our consolidated operating income was $14.6 million for the three months ended June 30, 2019, a decrease of $75.0 million, or 83.7%, when compared to 2018, and consisted of the following:

(in thousands, except percentages)	2019	2018	$ Change	% Change
PIRM	$23,026	$28,974	$(5,948)	(20.5)%
UWS	19,779	85,897	(66,118)	(77.0)
Corporate and eliminations	(28,215)	(25,234)	(2,981)	11.8
Operating income	$14,590	$89,637	$(75,047)	(83.7)%

Our PIRM segment operating income decreased by $5.9 million, or 20.5%, when compared to 2018. Acquisition activity lowered operating income by $0.4 million in 2019 primarily due to the amortization of acquisition-related intangible assets. Excluding acquisition activity of $0.4 million, operating income decreased by $5.5 million and margins decreased by 225 basis points, primarily due to lower operating revenues and unfavorable foreign exchange, partially offset by the impact of our ongoing operational efficiency programs.

Our UWS segment operating income decreased by $66.1 million, or 77.0%, when compared to 2018. Excluding acquisition activity of $0.9 million, operating income decreased by $67.0 million, primarily impacted by an impairment loss of $47.8 million, lower revenues, and higher severance charges related to ongoing business transformation activities of our AMC business, partially offset by the impact of our ongoing operational efficiency programs.

Corporate and eliminations had an unfavorable variance of $3.0 million, or 11.8%, when compared to 2018 primarily due to higher investments in data and technology capabilities.

Total Interest Expense, net

Our consolidated total interest expense, net was $19.2 million for the three months ended June 30, 2019, an increase of $0.4 million, or 2.2%, when compared to 2018. The increase was primarily due to higher average outstanding balances and interest rates.

(Loss)/Gain on Investments and Other, net

Our consolidated loss on investments and other, net was $2.9 million for the three months ended June 30, 2019, an unfavorable variance of $5.0 million, when compared to 2018. The unfavorable variance was primarily due to a loss of $4.3 million related to a fair value adjustment on an equity investment, a write-off of $1.5 million of unamortized debt issuance costs due to financing activities in May 2019, and a prior year gain of $1.5 million on our contingent consideration agreements. This was partially offset by gains in the current year on our contingent consideration agreements of $0.6 million, a gain of $1.4 million from a favorable contingent payout on a prior year investment, and other gains of $0.3 million.

Tax Indemnification Release

During the second quarter of 2019, we recorded a $13.4 million loss related to the release of a tax indemnification receivable due to the expiration of the statutes of limitations in our principal state jurisdictions. Associated state tax reserves of $15.3 million were also released and recognized as income tax benefit through the provision for income taxes.

(Benefit)/Provision for Income Taxes

Our consolidated benefit for income taxes from continuing operations before equity in earnings/(losses) of affiliates and income taxes was $15.0 million compared to an income tax provision of $17.3 million for the three months ended June 30, 2019 and 2018, respectively. The effective tax rate was a benefit of 72.0% and a provision of 23.7% for the three months ended June 30, 2019 and 2018, respectively. The change in the effective income tax rate was primarily due to the reversal of state tax reserves in the amount of $15.3 million in the second quarter of 2019.

Equity in Earnings/(Losses) of Affiliates, net of tax

Our consolidated equity in earnings of affiliates, net of tax was $0.3 million for the three months ended June 30, 2019, an unfavorable variance of $2.5 million when compared to 2018. The decrease was primarily related to the acquisition of Symbility Solutions Inc. ("Symbility") in December 2018 which had previously been an equity method investment.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Operating Revenues

Our consolidated operating revenues were $0.9 billion for the six months ended June 30, 2019, a decrease of $56.1 million, or 6.0%, when compared to 2018, and consisted of the following:

(in thousands, except percentages)	2019	2018	$ Change	% Change
PIRM	$359,525	$356,422	$3,103	0.9%
UWS	523,535	581,645	(58,110)	(10.0)
Corporate and eliminations	(5,814)	(4,766)	(1,048)	22.0
Operating revenues	$877,246	$933,301	$(56,055)	(6.0)%

Our PIRM segment revenues increased by $3.1 million, or 0.9%, when compared to 2018. Excluding acquisition activity of $25.6 million, the decrease of $22.5 million was primarily due to lower property insight revenues of $18.1 million and lower insurance and spatial solutions revenues of $0.8 million primarily due to lower volumes. Property insights was also impacted by the impact of unfavorable foreign exchange translation of $5.7 million. Other revenues decreased by $3.6 million.

Our UWS segment revenues decreased by $58.1 million, or 10.0%, when compared to 2018. Excluding acquisition activity of $7.4 million, the decrease of $65.5 million was primarily due to lower property tax solutions of $28.3 million primarily driven by a prior year benefit of accelerated revenue recognition, lower credit solutions of $20.9 million and lower valuation solutions of $8.2 million mainly driven by lower mortgage market volumes. Additionally, we had lower other revenues of $10.8 million driven by the wind-down of our non-core mortgage and default technology related platforms. The decrease was offset by higher flood data services of $2.7 million due to increased market share gains.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services

Our consolidated cost of services was $446.3 million for the six months ended June 30, 2019, a decrease of $32.5 million, or 6.8%, when compared to 2018. Excluding acquisition activity of $13.9 million, the decrease of $46.4 million was primarily due to lower operating revenues.

Selling, General and Administrative Expenses

Our consolidated selling, general and administrative expenses were $251.0 million for the six months ended June 30, 2019, an increase of $24.0 million, or 10.6%, when compared to 2018. Excluding acquisition activity of $14.5 million, the increase of $9.5 million was primarily due to higher productivity-related investments of $17.4 million and higher severance expense of $8.9 million, partially offset by lower outsourced services of $11.5 million and personnel-related savings of $5.3 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $96.3 million for the six months ended June 30, 2019, an increase of $2.8 million, or 3.0%, when compared to 2018. Excluding acquisition activity of $4.3 million, the decrease of $1.5 million is primarily due to assets that were fully impaired during the current year.

Impairment Loss

Our consolidated impairment loss totaled $47.8 million for the six months ended June 30, 2019, representing write-offs of client lists of $32.3 million, software of $12.2 million, and licenses of $3.3 million related to ongoing business transformation activities of our AMC business within our UWS segment.

Operating Income

Our consolidated operating income was $35.8 million for the six months ended June 30, 2019, a decrease of $98.3 million, or 73.3%, when compared to 2018, and consisted of the following:

(in thousands, except percentages)	2019	2018	$ Change	% Change
PIRM	$37,378	$49,752	$(12,374)	(24.9)%
UWS	65,631	133,950	(68,319)	(51.0)
Corporate and eliminations	(67,215)	(49,646)	(17,569)	35.4
Operating income	$35,794	$134,056	$(98,262)	(73.3)%

Our PIRM segment operating income decreased by $12.4 million, or 24.9%, when compared to 2018. Acquisition activity lowered operating income by $0.4 million in 2019 primarily due to the amortization of acquisition-related intangible assets. Excluding acquisition activity, operating income decreased by $12.0 million and margins decreased by 257 basis points primarily due to lower operating revenues and unfavorable foreign exchange, partially offset by the impact of our ongoing operational efficiency programs.

Our UWS segment operating income decreased by $68.3 million, or 51.0%, when compared to 2018. Excluding acquisition activity of $0.6 million, operating income decreased by $68.9 million, primarily impacted by an impairment loss of $47.8 million, lower revenues, and higher severance charges related to ongoing business transformation activities of our AMC business, partially offset by the impact of our ongoing operational efficiency programs.

Corporate and eliminations had an unfavorable variance of $17.6 million, or 35.4%, primarily due to higher investments in data and technology capabilities and higher severance.

Total Interest Expense, net

Our consolidated total interest expense, net was $37.9 million for the six months ended June 30, 2019, an increase of $2.0 million, or 5.5%, when compared to 2018. The increase was primarily due to higher average outstanding balances and interest rates.

Tax Indemnification Release

During the second quarter of 2019, we recorded a $13.4 million loss related to the release of a tax indemnification receivable due to the expiration of the statutes of limitations in our principal state jurisdictions. Associated state tax reserves of $15.3 million were also released and recognized as income tax benefit through the provision for income taxes.

(Loss)/Gain on Investments and Other, net

Our consolidated loss on investments and other, net was $2.2 million for the six months ended June 30, 2019, an unfavorable variance of $4.4 million, or 193.9%, when compared to 2018. The unfavorable variance was primarily due to a loss of $6.6 million related to a fair value adjustment on an equity investment, a write-off of $1.5 million of unamortized debt issuance costs due to financing activities in May 2019, and a prior year gain of $1.1 million on our contingent consideration agreements. These were partially offset by higher realized gains related to our deferred compensation plan trust of $2.7 million, a gain of $1.4 million from a contingent payout on a prior year investment, and other gains of $0.7 million.

(Benefit)/Provision for Income Taxes

Our consolidated benefit for income taxes from continuing operations before equity in earnings/(losses) of affiliates and income taxes was $14.0 million compared to an income tax provision of $16.6 million for the six months ended June 30, 2019 and 2018, respectively. The effective tax rate was a benefit of 79.1% and a provision of 16.5% for the six months ended June 30, 2019 and 2018, respectively. The change in the effective income tax rate was primarily due to the reversal of state tax reserves in the amount of $15.3 million in the second quarter of 2019.

Equity in Earnings/(Losses) of Affiliates, net of tax

Our consolidated equity in losses of affiliates, net of tax was $0.1 million for the six months ended June 30, 2019, an unfavorable variance of $3.2 million, or 103.5% when compared to 2018. The decrease was primarily related to a decrease of $2.5 million due to the acquisition of Symbility in December 2018 which had previously been an equity method investment, and higher losses on our other equity method investments in the current period.

Liquidity and Capital Resources

Cash and cash equivalents as of June 30, 2019 totaled $82.0 million, a decrease of $3.2 million from December 31, 2018. As of June 30, 2019, our cash balances held in foreign jurisdictions totaled $41.5 million and are primarily related to our international operations. We plan to maintain significant cash balances outside of the US for the foreseeable future.

Restricted cash of $13.7 million as of June 30, 2019 and $13.0 million as of December 31, 2018 is comprised of certificate of deposits that are pledged for various letters of credit/bank guarantees secured by us, escrow accounts due to acquisitions and divestitures as well as short-term investments within our deferred compensation plan trust.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in operating assets and liabilities. Total cash provided by operating activities was approximately $120.6 million and $148.4 million for the six months ended June 30, 2019 and 2018, respectively. The decrease in cash provided by operating activities was primarily due to lower cash generated from decreased profitability, as adjusted for non-cash activities.

Investing Activities. Total cash used in investing activities was approximately $61.5 million and $179.8 million during the six months ended June 30, 2019 and 2018, respectively. The decrease in cash used in investing activities was primarily related to lower net cash paid for acquisitions of $141.0 million, partially offset by higher investments in technology and innovation of $23.1 million.

Financing Activities. Total cash used in financing activities was approximately $61.7 million for the six months ended June 30, 2019, which was primarily comprised of repayments of long-term debt of $1.8 billion, debt issuance costs of $9.6 million, shares repurchases of $29.0 million, net outflows from share-based compensation-related transactions of $2.7 million, offset by proceeds from long-term debt of $1.8 billion. Total cash used in financing activities was approximately $6.2 million for the six months ended June 30, 2018, which was primarily comprised of repayment of long-term debt of $68.9 million and share repurchases of $63.3 million, partially offset by share-based compensation-related transactions of $5.9 million and proceeds from long-term debt of $120.1 million.

Financing and Financing Capacity

Total debt outstanding, gross, was $1.8 billion for both periods as of June 30, 2019 and December 31, 2018, respectively. Our significant debt instruments and borrowing capacity are described below.

Credit Agreement

In May 2019, we amended and restated our credit agreement (the "Credit Agreement"). The Credit Agreement provides for a $1.8 billion term loan facility (the "Term Facility"), and a $750.0 million revolving credit facility (the "Revolving Facility"). The Term Facility matures and the Revolving Facility expires in May 2024. The Revolving Facility includes a $100.0 million multi-currency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $300.0 million in the aggregate; however, the lenders are not obligated to do so. As of June 30, 2019, we had borrowing capacity under the Revolving Facility of $740.0 million and were in compliance with the financial and restrictive covenants of the Credit Agreement. See Note 5 - Long-Term Debt for further discussion.

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

As of June 30, 2019, the Swaps have a combined remaining notional balance of $1.4 billion, a weighted average fixed interest rate of 2.00% (rates range from 1.03% to 2.98%), and scheduled terminations through December 2025. Notional balances under our Swaps are scheduled to increase and decrease over their contract lengths based on our expectations of the level of variable rate debt to be in effect in future periods. Currently, we have scheduled notional amounts of between $1.4 billion and $1.2 billion through September 2020, then $1.2 billion and $1.0 billion through August 2022, and $416.0 million and $400.0 million thereafter until December 2025. Approximate weighted average fixed interest rates for the aforementioned time intervals are 2.18%, 2.61%, and 2.95%, respectively.

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

During the quarter ended June 30, 2019, we repurchased 0.7 million shares of our common stock for $29.0 million.

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

We have entered into Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. Under the Swaps, we agree to exchange floating rate for fixed rate interest payments periodically over the life of the agreement. The notional balances, terms and maturities of our Swaps are currently designed to have at least 50% of our debt as fixed rate. As of June 30, 2019, we had approximately $1.8 billion in gross long-term debt outstanding, predominately all of which was variable-interest-rate debt. As of June 30, 2019, the remaining notional balance of the Swaps was $1.4 billion. A hypothetical 1% increase or decrease in interest rates could result in an approximately $1.0 million change to interest expense on a quarterly basis.

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

Other than the updates described above, there were no other changes in our internal control over financial reporting during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2019, we did not issue any unregistered shares of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In October 2018, the Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $500.0 million. As of June 30, 2019, we have $448.9 million in value of shares (inclusive of commissions and fees) available to be repurchased under the plan. The stock repurchase authorization has no expiration date and repurchases may be made in the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan.

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

During the quarter ended June 30, 2019, we repurchased 0.7 million shares of our common stock.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 to April 30, 2019	50,000	$40.84	50,000	$475,922,717
May 1 to May 31, 2019	270,000	$40.65	270,000	$464,947,217
June 1 to June 30, 2019	380,000	$42.14	380,000	$448,934,432
Total	700,000	$—	700,000

Item 3.  Defaults upon Senior Securities. None.

Item 4.  Mine Safety Disclosures. Not applicable.

Item  5.  Other Information. Not applicable.

Item 6.  Exhibits.

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description
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

3.2	Amended and Restated Bylaws of CoreLogic, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 5, 2014)

10.1	Amendment No. 6 dated October 17, 2018 to the Master Services Agreement and Supplement A between CoreLogic Solutions, LLC and NTT Data Services, LLC (formerly Dell Marketing L.P.)•±±

10.2
First Amendment to Second Amended and Restated Credit Agreement, dated as of May 31, 2019, among CoreLogic, Inc. CoreLogic Australia Pty Limited, the lenders party thereto, the other parties thereto and Bank of America, N.A. as administrative agent and collateral agent (incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on May 31, 2019)

10.3	Form of Indemnification Agreement (Directors and Officers) (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on June 25, 2019)

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 ✓

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 ✓

101	Extensible Business Reporting Language (XBRL)✓

✓	Included in this filing.
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

±±	Certain information has been omitted from the exhibit index because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Frank D. Martell
Frank D. Martell
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ James L. Balas
James L. Balas
Chief Financial Officer
(Principal Financial Officer)

By: /s/ John K. Stumpf
John K. Stumpf
Controller
(Principal Accounting Officer)
Date:	July 25, 2019