Form 10-Q
period 2019-09-30
CORELOGIC, INC.
filed 2019-10-24
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
Yes  ☒     No   ☐

Indicate by check mark whether the registrant: is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On October 21, 2019 there were 79,518,536 shares of common stock outstanding.

CoreLogic, Inc.

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.

CoreLogic, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except par value)	September 30,	December 31,
Assets	2019	2018
Current assets:
Cash and cash equivalents	$88,238	$85,271
Accounts receivable (less allowance for doubtful accounts of $7,394 and $5,742 as of September 30, 2019 and December 31, 2018, respectively)	273,021	242,814
Prepaid expenses and other current assets	60,328	50,136
Income tax receivable	2,673	25,299
Total current assets	424,260	403,520
Property and equipment, net	446,057	456,497
Operating lease assets	65,302	—
Goodwill, net	2,392,972	2,391,954
Other intangible assets, net	391,994	468,405
Capitalized data and database costs, net	323,777	324,049
Investment in affiliates, net	18,575	22,429
Other assets	75,518	102,136
Total assets	$4,138,455	$4,168,990
Liabilities and Equity
Current liabilities:
Accounts payable and other accrued expenses	$179,740	$166,258
Accrued salaries and benefits	80,570	84,940
Contract liabilities, current	314,847	308,959
Current portion of long-term debt	68,247	26,935
Operating lease liabilities, current	16,839	—
Total current liabilities	660,243	587,092
Long-term debt, net of current	1,636,272	1,752,241
Contract liabilities, net of current	539,037	524,069
Deferred income tax liabilities	100,229	124,968
Operating lease liabilities, net of current	85,844	—
Other liabilities	183,969	180,122
Total liabilities	3,205,594	3,168,492

Stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 79,519 and 80,092 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	124,872	160,870
Retained earnings	994,673	975,375
Accumulated other comprehensive loss	(186,685)	(135,748)
Total stockholders' equity	932,861	1,000,498
Total liabilities and equity	$4,138,455	$4,168,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Operating revenues	$458,957	$451,768	$1,336,203	$1,385,069
Cost of services (excluding depreciation and amortization shown below)	228,186	230,419	674,457	709,154
Selling, general and administrative expenses	111,276	113,075	362,298	340,049
Depreciation and amortization	45,717	48,461	142,042	141,948
Impairment loss	78	33	47,912	82
Total operating expenses	385,257	391,988	1,226,709	1,191,233
Operating income	73,700	59,780	109,494	193,836
Interest expense:
Interest income	349	299	1,728	1,053
Interest expense	19,852	19,382	59,137	56,061
Total interest expense, net	(19,503)	(19,083)	(57,409)	(55,008)
Gain/(loss) on investments and other, net	224	2,835	(1,926)	5,124
Tax indemnification release	—	—	(13,394)	—
Income from continuing operations before equity in earnings/(losses) of affiliates and income taxes	54,421	43,532	36,765	143,952
Provision for income taxes	14,481	20,836	508	37,432
Income from continuing operations before equity in earnings/(losses) of affiliates	39,940	22,696	36,257	106,520
Equity in earnings/(losses) of affiliates, net of tax	605	(161)	497	2,909
Net income from continuing operations	40,545	22,535	36,754	109,429
Loss from discontinued operations, net of tax	(17,362)	(84)	(17,456)	(175)
Net income	$23,183	$22,451	$19,298	$109,254

Basic income per share:
Net income from continuing operations	$0.51	$0.28	$0.46	$1.35
Loss from discontinued operations, net of tax	(0.22)	—	(0.22)	—
Net income	$0.29	$0.28	$0.24	$1.35
Diluted income per share:
Net income from continuing operations	$0.50	$0.27	$0.45	$1.33
Loss from discontinued operations, net of tax	(0.21)	—	(0.21)	—
Net income	$0.29	$0.27	$0.24	$1.33
Weighted-average common shares outstanding:
Basic	79,761	80,680	80,138	81,073
Diluted	80,914	82,017	81,205	82,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Net income	$23,183	$22,451	$19,298	$109,254
Other comprehensive loss
Adoption of new accounting standards	—	—	—	408
Market value adjustments on interest rate swaps, net of tax	(8,121)	2,532	(41,415)	10,770
Reclassification adjustment for gain on terminated interest rate swap included in net income	—	—	(67)	—
Foreign currency translation adjustments	(13,529)	(6,129)	(9,007)	(23,729)
Supplemental benefit plans adjustments, net of tax	(149)	(124)	(448)	(371)
Total other comprehensive loss	(21,799)	(3,721)	(50,937)	(12,922)
Comprehensive income/(loss)	$1,384	$18,730	$(31,639)	$96,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$19,298	$109,254
Less: Loss from discontinued operations, net of tax	(17,456)	(175)
Net income from continuing operations	36,754	109,429
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	142,042	141,948
Amortization of debt issuance costs	3,836	4,103
Amortization of operating lease assets	11,675	—
Impairment loss	47,912	82
Provision for bad debt and claim losses	11,546	11,113
Share-based compensation	26,863	29,574
Equity in earnings of affiliates, net of taxes	(497)	(2,909)
Gain on sale of property and equipment	(3)	(19)
Loss on early extinguishment of debt	1,453	—
Deferred income tax	(10,642)	10,279
Loss/(gain) on investments and other, net	473	(5,124)
Tax indemnification release	13,394	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(33,071)	2,619
Prepaid expenses and other current assets	(7,132)	(7,617)
Accounts payable and other accrued expenses	(18,023)	(22,037)
Contract liabilities	19,629	(18,406)
Income taxes	31,239	7,847
Dividends received from investments in affiliates	—	775
Other assets and other liabilities	(29,208)	(9,353)
Net cash provided by operating activities - continuing operations	248,240	252,304
Net cash used in operating activities - discontinued operations	(1,148)	(4)
Total cash provided by operating activities	$247,092	$252,300
Cash flows from investing activities:
Purchases of property and equipment	$(63,196)	$(41,020)
Purchases of capitalized data and other intangible assets	(29,443)	(25,013)
Cash paid for acquisitions, net of cash acquired	(13,280)	(140,977)
Purchases of investments	(658)	—
Cash received from sale of business-lines	4,109	3,245
Proceeds from sale of property and equipment	3	198
Proceeds from investments	5,591	980
Net cash used in investing activities - continuing operations	(96,874)	(202,587)
Net cash provided by investing activities - discontinued operations	—	—
Total cash used in investing activities	$(96,874)	$(202,587)
Cash flows from financing activities:
Proceeds from long-term debt	$1,770,000	$120,095
Debt issuance costs	(9,621)	—
Repayment of long-term debt	(1,844,155)	(114,626)
Proceeds from issuance of shares in connection with share-based compensation	8,391	19,585
Payment of tax withholdings related to net share settlements	(9,645)	(12,623)
Shares repurchased and retired	(61,607)	(87,028)
Contingent consideration payments subsequent to acquisitions	(612)	—
Net cash used in financing activities - continuing operations	(147,249)	(74,597)
Net cash provided by financing activities - discontinued operations	—	—
Total cash used in financing activities	$(147,249)	$(74,597)
Effect of exchange rate on cash, cash equivalents and restricted cash	637	2,039
Net change in cash, cash equivalents and restricted cash	3,606	(22,845)
Cash, cash equivalents and restricted cash at beginning of period	98,250	132,154
Less: Change in cash, cash equivalents and restricted cash - discontinued operations	(1,148)	(4)
Plus: Cash swept from discontinued operations	(1,148)	(4)
Cash, cash equivalents and restricted cash at end of period	$101,856	$109,309

Supplemental disclosures of cash flow information:
Cash paid for interest	$53,202	$50,108
Cash paid for income taxes	$11,558	$25,406
Cash refunds from income taxes	$16,812	$3,271
Non-cash investing activities:
Capital expenditures included in accounts payable and other accrued expenses	$11,286	$16,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Stockholders' Equity (Quarter-to-Date)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands)
For the Three Months Ended September 30, 2019
Balance as of June 30, 2019	80,133	$1	$146,887	$971,490	$(164,886)	$953,492
Net income	—	—	—	23,183	—	23,183
Shares issued in connection with share-based compensation	86	—	1,832	—	—	1,832
Payment of tax withholdings related to net share settlements	—	—	(378)	—	—	(378)
Share-based compensation	—	—	9,108	—	—	9,108
Shares repurchased and retired	(700)	—	(32,577)	—	—	(32,577)
Other comprehensive loss	—	—	—	—	(21,799)	(21,799)
Balance as of September 30, 2019	79,519	$1	$124,872	$994,673	$(186,685)	$932,861

For the Three Months Ended September 30, 2018
Balance as of June 30, 2018	80,944	$1	$186,816	$940,314	$(102,892)	$1,024,239
Net income	—	—	—	22,451	—	22,451
Shares issued in connection with share-based compensation	97	—	2,019	—	—	2,019
Payment of tax withholdings related to net share settlements	—	—	(941)	—	—	(941)
Share-based compensation	—	—	9,775	—	—	9,775
Shares repurchased and retired	(479)	—	(23,706)	—	—	(23,706)
Other comprehensive loss	—	—	—	—	(3,721)	(3,721)
Balance as of September 30, 2018	80,562	$1	$173,963	$962,765	$(106,613)	$1,030,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Stockholders' Equity (Year-to-Date)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands)
For the Nine Months Ended September 30, 2019
Balance as of December 31, 2018	80,092	$1	$160,870	$975,375	$(135,748)	$1,000,498
Net income	—	—	—	19,298	—	19,298
Shares issued in connection with share-based compensation	827		8,391	—	—	8,391
Payment of tax withholdings related to net share settlements	—		(9,645)	—	—	(9,645)
Share-based compensation	—		26,863	—	—	26,863
Shares repurchased and retired	(1,400)		(61,607)	—	—	(61,607)
Other comprehensive loss	—		—	—	(50,937)	(50,937)
Balance as of September 30, 2019	79,519	$1	$124,872	$994,673	$(186,685)	$932,861

For the Nine Months Ended September 30, 2018
Balance as of December 31, 2017	80,885	$1	$224,455	$877,111	$(93,691)	$1,007,876
Adoption of new accounting standards	—	—	—	(23,600)	408	(23,192)
Net income	—	—	—	109,254	—	109,254
Shares issued in connection with share-based compensation	1,428	—	19,585	—	—	19,585
Payment of tax withholdings related to net share settlements	—	—	(12,623)	—	—	(12,623)
Share-based compensation	—	—	29,574	—	—	29,574
Shares repurchased and retired	(1,751)	—	(87,028)	—	—	(87,028)
Other comprehensive loss	—	—	—	—	(13,330)	(13,330)
Balance as of September 30, 2018	80,562	$1	$173,963	$962,765	$(106,613)	$1,030,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 – Basis of Condensed Consolidated Financial Statements

CoreLogic, Inc., together with its subsidiaries (collectively “the Company”, “we”, “us” or “our”), is a leading global property information, insight, analytics and data-enabled solutions provider operating in North America, Western Europe and Asia Pacific. Our combined data from public, contributory and proprietary sources provides detailed coverage of property, mortgages and other encumbrances, consumer credit, tenancy, location, hazard risk and related performance information. The markets we serve include real estate and mortgage finance, insurance, capital markets and the public sector. We deliver value to clients through unique data, analytics, workflow technology, advisory and managed solutions. Clients rely on us to help identify and manage growth opportunities, improve performance and mitigate risk.

Our condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States ("US") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The 2018 year-end condensed consolidated balance sheet was derived from the Company’s audited financial statements for the year ended December 31, 2018. Interim financial information does not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Client Concentration

We generate the majority of our operating revenues from clients with operations in the US residential real estate, mortgage origination and mortgage servicing markets. Approximately 31% and 32% of our operating revenues for the three months ended September 30, 2019 and 2018, respectively, were generated from our top ten clients, who consist of the largest US mortgage originators and servicers. None of our clients individually accounted for greater than 10% of our operating revenues for the three months ended September 30, 2019 nor 2018. Approximately 30% and 32% of our operating revenues for the nine months ended September 30, 2019 and 2018, respectively, were generated from our top ten clients with none of our clients individually accounting for greater than 10% of our operating revenues during these periods.

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

(in thousands)	September 30, 2019	September 30, 2018
Cash and cash equivalents	$88,238	$97,884
Restricted cash included in other assets	11,616	10,355
Restricted cash included in prepaid expenses and other current assets	2,002	1,070
Total cash, cash equivalents and restricted cash	$101,856	$109,309

Operating Revenue Recognition

We derive our operating revenues primarily from US mortgage lenders, servicers and insurance companies with good creditworthiness. Operating revenue arrangements are written and specify the products or services to be delivered, pricing, and payment terms. Operating revenue is recognized when the distinct good, service, or performance obligation is delivered and control has been transferred to the client. Generally, clients contract with us to provide products and services that are highly interrelated and not separately identifiable. Therefore, the entire contract is accounted for as one performance obligation. At times, some of our contracts have multiple performance obligations where we allocate the total price to each performance obligation based on the estimated relative standalone selling price using observable sales or the cost-plus-margin approach.

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

See further discussion in Note 8 - Operating Revenues.

Comprehensive Loss

Comprehensive loss includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders. Specifically, foreign currency translation adjustments, amounts related to supplemental benefit plans, unrealized gains and losses on interest rate swap transactions and investments are recorded in other comprehensive income/(loss). The following table shows the components of accumulated other comprehensive loss, net of taxes, as of September 30, 2019 and December 31, 2018:

(in thousands)	2019	2018
Cumulative foreign currency translation	$(138,413)	$(129,406)
Cumulative supplemental benefit plans	(5,406)	(4,958)
Net unrecognized losses on interest rate swaps	(42,799)	(1,384)
Reclassification adjustment for gain on terminated interest rate swap included in net income	(67)	—
Accumulated other comprehensive loss	$(186,685)	$(135,748)

Investment in Affiliates, net

Investments in affiliates are accounted for under the equity method of accounting when we are deemed to have significant influence over the affiliate but do not control or have a majority voting interest in the affiliate. Investments are carried at the cost of acquisition, including subsequent impairments, capital contributions and loans from us, plus our equity in undistributed earnings or losses since inception of the investment, less dividends received.

For the three and nine months ended September 30, 2019, we did not have any operating revenues related to our investment in affiliates and had $0.3 million and $0.9 million for the three and nine months ended September 30, 2018, respectively. We recorded operating expenses of $0.4 million and $1.0 million related to our investment in affiliates for the three months ended September 30, 2019 and 2018, respectively, and $1.1 million and $6.3 million for the nine months ended September 30, 2019 and 2018, respectively.

During the three and nine months ended September 30, 2019, we recorded a non-cash impairment charge of $1.5 million in our investment in affiliates, net, due to an other-than-temporary loss because we do not foresee an ability to recover the carrying amount of the investment. This loss was recorded within gain/(loss) on investments and other, net in our condensed consolidated statements of operations. No such impairments were recorded in the three and nine months ended September 30, 2018.

As of September 30, 2019, and December 31, 2018, we had insignificant accounts payable and accounts receivable with these affiliates.

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

In connection with previous divestitures, we retained certain contingent liabilities of the businesses that were disposed of. These contingent liabilities include, among other items, liability for certain litigation matters, indemnification obligations and potential breaches of representations or warranties. With respect to our Employer and Litigation Services divestiture, we retained certain liabilities and, in September 2016, a jury returned an unfavorable verdict against this discontinued operating unit, which we appealed. In August 2019, the verdict was upheld on appeal. We have accrued a potential loss of $21.7 million as of September 30, 2019 with respect to this verdict, although we are pursuing further review of the verdict. The liability is reflected in our results from discontinued operations.

As of September 30, 2019, and December 31, 2018, we recorded assets of discontinued operations of $6.3 million and $0.6 million, respectively, within prepaid expenses and other current assets within our condensed consolidated balance sheets, mainly consisting of tax-related assets. Additionally, as of September 30, 2019 and December 31, 2018, we recorded liabilities of $24.1 million and $2.2 million, respectively, within accounts payable and other accrued expenses, which mainly consisted of legal-related accruals.

Tax Escrow Disbursement Arrangements

We administer tax escrow disbursements as a service to our clients in connection with our tax services business. These deposits are maintained in segregated accounts for the benefit of our clients and totaled $1.3 billion and $0.7 billion as of September 30, 2019 and December 31, 2018, respectively. Because these deposits are held on behalf of our clients, they are not our funds and, therefore, are not included in the accompanying condensed consolidated balance sheets.

These deposits generally remain in the accounts for a period of two to five business days. We record credits from these activities as a reduction to related administrative expenses, including the cost of bank fees and other administration costs.

Under our contracts with our clients, if we make a payment in error or fail to pay a taxing authority when a payment is due, we could be held liable to our clients for all or part of the financial loss they suffer as a result of our act or omission. We maintained total claim reserves relating to incorrect disposition of assets of $21.4 million and $21.2 million as of September 30, 2019 and December 31, 2018, respectively. Within these amounts, $9.3 million and $9.2 million, respectively, are short-term and are reflected within accounts payable and other accrued expenses within our accompanying condensed consolidated balance sheets. The remaining reserves are reflected within other liabilities.

Recent Accounting Pronouncements

In April 2019, the Financial Accounting Standards Board (“FASB”) issued guidance to amend or clarify certain areas within three previously issued standards related to financial instruments which includes clarification for fair value using the measurement alternative, measuring credit losses and accounting for derivatives and hedging. The amendments in this guidance are largely effective for fiscal years beginning after December 15, 2019 with early adoption permitted. We have not elected early adoption and do not anticipate that this guidance will have a material impact on our consolidated financial statements.

In August 2017, the FASB issued guidance to amend and improve the accounting for hedging activities. The amendment eliminates the requirement to separately measure and report hedge ineffectiveness. An initial quantitative assessment to establish that the hedge is highly effective is still required but the amendment allows until the end of the first quarter it is designated to perform the assessment. After initial qualification, a qualitative assessment can be performed if the hedge is highly effective and the documentation at inception can reasonably support an expectation of high effectiveness throughout the hedge’s term. The amendment requires companies to present all hedged accounting elements that affect earnings in the same income statement line as the hedged item. For highly effective cash flow hedges, fair value changes will be recorded in other comprehensive loss and reclassified to earnings when the hedged item impacts earnings. The guidance became effective prospectively for fiscal years beginning after December 15, 2018. In October 2018, the FASB issued incremental guidance to this update to permit the Overnight Index Swap Rate and the Secured Overnight Financing Rate to be utilized as US benchmark interest rates for hedge accounting purposes. We have adopted this guidance beginning with fiscal year 2019 as required, which has not had a material impact on our consolidated financial statements.

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

Adoption of the new lease accounting standard resulted in the recording of operating lease assets and lease liabilities of approximately $67.7 million and $103.9 million, respectively, as of January 1, 2019. There was no impact to opening equity as a result of adoption as the difference between the asset and liability balance is attributable to reclassifications of pre-existing balances, such as deferred and prepaid rent, into the lease asset balance. The adoption of this standard has not materially impacted our consolidated statement of operations or presentation of cash flows and we do not anticipate a material impact in the future based on our current operations. See below for our accounting policy reflecting the updated guidance.

Leases

We determine if an arrangement contains a lease at inception and determine the classification of the lease, as either operating or finance, at commencement.

Operating and finance lease assets and liabilities are recorded based on the present value of future lease payments which factors in certain qualifying initial direct costs incurred as well as any lease incentives received. If an implicit rate is not readily determinable, we utilize our incremental borrowing rate and inputs from third-party lenders to determine the appropriate discount rate. Lease expense for operating lease payments are recognized on a straight-line basis over the lease term. Finance leases incur interest expense using the effective interest method in addition to amortization of the leased asset on a straight-line basis, both over the applicable lease term. Lease terms may factor in options to extend or terminate the lease.

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

Note 2 - Property and Equipment, Net

Property and equipment, net as of September 30, 2019 and December 31, 2018 consists of the following:

(in thousands)	2019	2018
Land	$7,476	$7,476
Buildings	6,487	6,487
Furniture and equipment	71,993	68,851
Capitalized software	897,990	902,482
Leasehold improvements	44,424	43,476
Construction in progress	3,297	669
	1,031,667	1,029,441
Less accumulated depreciation	(585,610)	(572,944)
Property and equipment, net	$446,057	$456,497

Depreciation expense for property and equipment, net was approximately $22.1 million and $22.6 million for the three months ended September 30, 2019 and 2018, respectively, and $68.0 million and $66.8 million for the nine months ended September 30, 2019 and 2018, respectively.

Impairment losses for property and equipment, net of $0.1 million and $12.3 million were recorded for the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2018, impairment losses were less than $0.1 million. See Note 7 - Fair Value for further discussion.

Note 3 – Goodwill, Net

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by reporting unit, for the nine months ended September 30, 2019 is as follows:

(in thousands)	PIRM	UWS	Consolidated
Balance as of January 1, 2019
Goodwill	$1,107,466	$1,292,013	$2,399,479
Accumulated impairment losses	(600)	(6,925)	(7,525)
Goodwill, net	1,106,866	1,285,088	2,391,954
Acquisition	—	6,551	6,551
Measurement period adjustments	(83)	—	(83)
Disposal	—	(1,337)	(1,337)
Translation adjustments	(4,113)	—	(4,113)
Balance as of September 30, 2019
Goodwill, net	$1,102,670	$1,290,302	$2,392,972

For the three and nine months ended September 30, 2019, we recorded a goodwill disposal of $1.3 million related to the sale of a non-core business.

See Note 13 - Acquisitions for discussion of current year acquisition and measurement period adjustments.

Note 4 – Other Intangible Assets, Net

Other intangible assets, net consists of the following:

	September 30, 2019			December 31, 2018
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Client lists	$660,010	$(342,276)	$317,734	$706,253	$(327,201)	$379,052
Non-compete agreements	35,559	(24,077)	11,482	35,224	(20,156)	15,068
Tradenames and licenses	126,642	(63,864)	62,778	131,130	(56,845)	74,285
	$822,211	$(430,217)	$391,994	$872,607	$(404,202)	$468,405

Amortization expense for other intangible assets, net was $14.4 million and $16.3 million for the three months ended September 30, 2019 and 2018, respectively, and $46.4 million and $47.8 million for the nine months ended September 30, 2019 and 2018, respectively.

For the nine months ended September 30, 2019, impairment losses for other intangible assets, net of $35.6 million were recorded, all of which were incurred in the second quarter of 2019. For both the three and nine months ended September 30, 2018, there were no impairment losses recorded. See Note 7 - Fair Value for further discussion.

Estimated amortization expense for other intangible assets, net is as follows:

(in thousands)
Remainder of 2019	$15,385
2020	56,797
2021	53,810
2022	52,039
2023	44,439
Thereafter	169,524
$391,994

Note 5 – Long-Term Debt

Our long-term debt consists of the following:

	September 30, 2019			December 31, 2018
(in thousands)	Gross	Debt Issuance Costs	Net	Gross	Debt Issuance Costs	Net
Bank debt:
Term loan facility borrowings due May 2024, weighted-average interest rate of 4.00% as of September 30, 2019	$1,706,250	$(15,747)	$1,690,503	$—	$—	$—
Revolving line of credit borrowings due May 2024, weighted-average interest rate of 4.00% as of September 30, 2019	—	(6,786)	(6,786)	—	—	—
Term loan facility borrowings due August 2022, weighted-average interest rate of 4.05% as of December 31, 2018, modified May 2019	—	—	—	1,597,500	(13,043)	1,584,457
Revolving line of credit borrowings due August 2022, weighted-average interest rate of 4.05% as of December 31, 2018, modified May 2019	—	—	—	178,146	(5,216)	172,930
Notes:
7.55% senior debentures due April 2028	14,524	(41)	14,483	14,645	(44)	14,601
Other debt:
Various debt instruments with maturities through March 2024	6,319	—	6,319	7,188	—	7,188
Total long-term debt	1,727,093	(22,574)	1,704,519	1,797,479	(18,303)	1,779,176
Less current portion of long-term debt	68,247	—	68,247	26,935	—	26,935
Long-term debt, net of current portion	$1,658,846	$(22,574)	$1,636,272	$1,770,544	$(18,303)	$1,752,241

As of September 30, 2019 and December 31, 2018, we recorded $1.4 million and $0.7 million, respectively, of accrued interest expense on our debt-related instruments within accounts payable and other accrued expenses.

Credit Agreement

In May 2019, we amended and restated our credit agreement (the “Credit Agreement”) with Bank of America, N.A., as the administrative agent, and other financial institutions. The Credit Agreement provides for a $1.8 billion five-year term loan A facility (the “Term Facility”), and a $750.0 million five-year revolving credit facility (the “Revolving Facility”). The Term Facility matures, and the Revolving Facility expires, in May 2024. The Revolving Facility includes a $100.0 million multi-currency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $300.0 million in the aggregate; however, the lenders are not obligated to do so.

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

The Credit Agreement provides that loans under the Term Facility shall be repaid in equal quarterly installments of $21.9 million, commencing on September 30, 2019 and continuing on each three-month anniversary thereafter, subject to the application of prepayments to quarterly installments. The outstanding balance of the term loans will be due in May 2024.

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

As of September 30, 2019, we had a remaining borrowing capacity of $750.0 million under the Revolving Facility and we were in compliance with all financial and restrictive covenants under the Credit Agreement.

Debt Issuance Costs

In connection with the amendment and restatement of the Credit Agreement, in May 2019, we incurred approximately $9.7 million of debt issuance costs of which $9.6 million were initially capitalized within long-term debt, net of current in the accompanying condensed consolidated balance sheets. In addition, when we amended and restated the Credit Agreement, we wrote-off previously unamortized debt issuance costs of $1.5 million within gain/(loss) on investments and other, net in the accompanying consolidated statement of operations, which resulted in a remaining $14.6 million of previously unamortized costs. We will amortize all of these costs over the term of the Credit Agreement. For the three months ended September 30, 2019 and 2018, $1.2 million and $1.4 million, respectively, were recognized in the accompanying condensed consolidated statements of operations related to the amortization of debt issuance costs. For the nine months ended September 30, 2019 and 2018, $3.8 million and $4.1 million, respectively, were recognized in the accompanying condensed consolidated statements of operations related to the amortization of debt issuance costs.

7.55% Senior Debentures

In April 1998, we issued $100.0 million in aggregate principal amount of 7.55% senior debentures due 2028. The indentures governing these debentures, as amended, contain limited restrictions on us.

Interest Rate Swaps

We have entered into amortizing interest rate swaps (“Swaps”) in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. Under the Swaps, we agree to exchange floating rate for fixed rate interest payments periodically over the life of the agreement. The floating rates in our Swaps are based on the one-month London interbank offering rate. The notional balances, terms and maturities of our Swaps are designed to have at least 50% of our debt as fixed rate.

As of September 30, 2019, the Swaps have a combined remaining notional balance of $1.3 billion, a weighted average fixed interest rate of 2.05% (rates range from 1.03% to 2.98%), and scheduled terminations through December 2025. Notional balances under our Swaps are scheduled to increase and decrease based on our expectations of the level of variable rate debt to be in effect in future periods. Currently, we have scheduled notional amounts of between $1.3 billion and $1.2 billion through September 2021, then $1.1 billion and $1.0 billion through August 2022, and $416.0 million and $400.0 million thereafter until December 2025. Approximate weighted average fixed interest rates for the aforementioned time intervals are 2.39%, 2.64%, and 2.95%, respectively.

We have designated the Swaps as cash flow hedges. The estimated fair values of these cash flow hedges are recorded in prepaid expenses and other current assets as well as other assets and other liabilities in the accompanying condensed consolidated balance sheets. As of September 30, 2019, the estimated fair value of certain of these cash flow hedges resulted in an asset of $1.2 million recorded within prepaid and other current assets, as well as a liability of $58.3 million. As of December 31, 2018, the estimated fair value of certain of these cash flow hedges resulted in an asset of $13.3 million, of which $0.6 million was recorded within prepaid expenses and other current assets, as well as a liability of $15.2 million.

Unrealized losses of $8.1 million (net of $2.7 million in deferred taxes) and unrealized gains of $2.5 million (net of $0.8 million in deferred taxes) for the three months ended September 30, 2019 and 2018, respectively, were recognized in other comprehensive loss related to the Swaps. Unrealized losses of $41.4 million (net of $13.8 million in deferred taxes) and unrealized gains of $10.8 million (net of $3.6 million in deferred taxes) for the nine months ended September 30, 2019 and 2018, respectively, were recognized in other comprehensive loss related to the Swaps.

Note 6 – Leases

We have entered into renewable commitment agreements for certain real estate facilities and equipment, such as computers and printers, which we individually classify as either operating or finance leases. We possess contractual options to renew certain leases ranging from 2 months to 5 years at a time, as well as, in certain instances, contractual options to terminate leases with varying notification requirements and potential termination fees. As of September 30, 2019, our leases with initial terms greater than twelve months had remaining lease terms of up to 13 years.

The following table provides a breakdown of lease balances within our condensed consolidated balance sheet as of September 30, 2019 and December 31, 2018:

(in thousands)
Lease Type and Classification	Included Within	September 30, 2019	December 31, 2018 (1)
Assets
Operating	Operating lease assets	$65,302	$—
Finance	Property and equipment, net	6,203	5,002
Total		$71,505	$5,002

Liabilities
Current
Operating	Operating lease liabilities, current	$16,839	$—
Finance	Current portion of long-term debt	2,622	2,340
Long-term
Operating	Operating lease liabilities, net of current	85,844	—
Finance	Long-term debt, net of current	3,697	2,753
Total		$109,002	$5,093

(1) As permitted, December 31, 2018 is presented under the guidance in effect at that time. As such, 2018 does not contain comparable operating assets and/or liabilities. See Note 1 - Basis for Condensed Consolidated Financial Statements for further details.

For the three and nine months ended September 30, 2019, the components of lease cost are as follows:

(in thousands)		September 30, 2019
Lease Cost	Included Within	For the Three Months Ended	For the Nine Months Ended
Finance lease cost
Amortization of lease assets	Depreciation and amortization	$736	$2,307
Interest on lease liabilities	Interest expense	$39	$107

Operating lease cost	Selling, general and administrative expenses	$5,284	$16,315
Operating lease cost	Cost of services	136	208
		$5,420	$16,523

Total lease cost for all operating leases, including month-to-month rentals, for the three and nine months ended September 30, 2018, excluding taxes, was $5.5 million and $16.8 million, respectively.

Other supplementary information for the nine months ended September 30, 2019 are as follows:

(in thousands)
Other Information	Finance Leases	Operating Leases
Cash paid for amounts included in measurement of liabilities
Operating cash outflows	$107	$19,714
Financing cash outflows	$2,306	$—

Right-of-use assets obtained in exchange for lease liabilities	$3,537	$9,587
Weighted average remaining lease term (years)	2.8	8.4
Weighted average discount rate	3.78%	6.34%

Maturities of lease liabilities as of September 30, 2019 are as follows:

(in thousands)	Finance Leases	Operating Leases
2019	$759	$4,122
2020	2,621	24,732
2021	1,737	19,760
2022	1,117	12,911
2023	446	10,596
Thereafter	70	63,691
Total lease payments	6,750	135,812
Less imputed interest	(431)	(33,129)
Total	$6,319	$102,683

Future minimum lease commitments, undiscounted, as of December 31, 2018 were as follows:

(in thousands)
2019	$26,738
2020	25,413
2021	19,214
2022	12,149
2023	8,908
Thereafter	57,179
Total	$149,601

As of September 30, 2019, we have three operating leases for facilities which have not yet commenced with a combined initial lease liability of approximately $4.6 million and initial terms ranging from 2 to 8 years. These liabilities are not reflected in our condensed consolidated balance sheet or the maturity schedule as of September 30, 2019 shown above.

Note 7 – Fair Value

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

In estimating fair value, we used the following methods and assumptions:

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

Other Investments

Other investments is currently comprised of a minority equity investment in a foreign enterprise which we measure at cost and adjust to fair value on a quarterly basis when there are observable price changes in orderly transactions for the identical, or similar, investments. Changes in fair value are recorded within gain/(loss) on investments and other, net in our condensed consolidated statement of operations.

Contingent Consideration

The fair value of our contingent consideration was estimated using the Monte-Carlo simulation model, which relies on significant assumptions and estimates including discount rates and future market conditions, among others.

Long-Term Debt

The fair value of debt was estimated based on the current rates available to us for similar debt of the same remaining maturities and consideration of our default and credit risk.

Interest Rate Swaps

The fair values of the Swaps were estimated based on market-value quotes received from the counterparties to the agreements.

The fair values of our financial instruments as of September 30, 2019 are presented in the following table:

(in thousands)	Fair Value Measurements Using
As of September 30, 2019	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$88,238	$—	$—	$88,238
Restricted cash	2,526	11,092	—	13,618
Other investments	—	1,825	—	1,825
Total	$90,764	$12,917	$—	$103,681

Financial Liabilities:
Contingent consideration	$—	$—	$4,895	$4,895
Total debt	—	1,731,066	—	1,731,066
Total	$—	$1,731,066	$4,895	$1,735,961

Derivatives:
Asset for Swaps	$—	$1,218	$—	$1,218
Liability for Swaps	$—	$58,335	$—	$58,335

As of December 31, 2018
Financial Assets:
Cash and cash equivalents	$85,271	$—	$—	$85,271
Restricted cash	1,366	11,613	—	12,979
Other investments	—	—	7,930	7,930
Total	$86,637	$11,613	$7,930	$106,180

Financial Liabilities:
Contingent consideration	$—	$—	$5,700	$5,700
Total debt	—	1,797,597	—	1,797,597
Total	$—	$1,797,597	$5,700	$1,803,297

Derivatives:
Asset for Swaps	$—	$13,344	$—	$13,344
Liability for Swaps	$—	$15,188	$—	$15,188

The following non-financial instruments were measured at fair value, on a non-recurring basis, as of and for the nine months ended September 30, 2019:

		Fair Value Measurements Using
(in thousands)	Remaining Fair Value (1)	Level 1	Level 2	Level 3	Impairment Losses
Other intangible assets, net	$—	$—	$—	$—	$35,600
Property and equipment, net	$—	$—	$—	$—	$12,312
Investment in affiliates, net	$—	$—	$—	$—	$1,511
	$—	$—	$—	$—	$49,423

(1) Remaining fair value represents the post-impairment fair value related to the specifically impaired asset(s)

For the nine months ended September 30, 2019, we recorded non-cash impairment charges of $35.6 million in other intangible assets, net, which were all incurred in the second quarter of 2019. For the three and nine months ended September 30, 2019, non-cash impairment charges of $0.1 million and $12.3 million, respectively, were recorded in property and equipment, net related to capitalized software. The current year impairments are primarily due to ongoing business transformation activities of our appraisal management company within our Underwriting & Workflow Solutions (“UWS”) segment. The impairments were derived using an undiscounted cash flow methodology. The impairments within other intangible assets, net include $32.3 million for client lists and $3.3 million for licenses. For the three and nine months ended September 30, 2019, we also recorded a $1.5 million non-cash impairment charge in investment in affiliates, net, which is included within gain/(loss) on investments and other, net in our condensed consolidated statement of operations.

In connection with the 2017 acquisitions of Myriad Development, Inc. and an insignificant business, we entered into contingent consideration agreements for up to $20.5 million in cash by 2022 upon the achievement of certain revenue targets ending in fiscal year 2021. These contingent payments were originally recorded at a fair value of $6.2 million using the Monte-Carlo simulation model. In connection with the 2019 acquisition of National Tax Search, LLC (“NTS”), we entered into a contingent consideration agreement for up to $7.5 million in cash based upon certain revenue targets in fiscal years 2020 and 2021. This contingent consideration has been initially assessed with no fair value using the Monte-Carlo simulation model. The contingent payments are fair-valued quarterly, and changes are recorded within gain/(loss) on investments and other, net in our condensed consolidated statement of operations. During the nine months ended September 30, 2019, we decreased the fair value of our contingent considerations by $0.2 million and recorded the gain in our condensed consolidated statement of operations. During the three months ended September 30, 2019, there were no adjustments to our contingent consideration. During the three and nine months ended September 30, 2018, we recorded a loss of $0.1 million and a gain of $1.0 million, respectively.

Due to observable price changes in an inactive market, in the first half of 2019, we recorded a combined unfavorable fair value adjustment of $6.6 million to a minority equity investment, which was recorded within gain/(loss) on investments and other, net in our condensed consolidated statement of operations for the nine months ended September 30, 2019. As a result of the observable price change in the current year, we transferred the minority equity investment classification from Level 3 to Level 2 within the fair value hierarchy above.

Note 8 – Operating Revenues

Operating revenues by solution type consist of the following:

(in thousands)	PIRM	UWS	Corporate and Eliminations	Consolidated
For the Three Months Ended September 30, 2019
Property insights	$121,843	$—	$—	$121,843
Insurance and spatial solutions	48,739	—	—	48,739
Flood data services	—	22,983	—	22,983
Valuation solutions	—	77,426	—	77,426
Credit solutions	—	71,687	—	71,687
Property tax solutions	—	103,671	—	103,671
Other	11,067	5,061	(3,520)	12,608
Total operating revenue	$181,649	$280,828	$(3,520)	$458,957

For the Three Months Ended September 30, 2018
Property insights	$125,319	$—	$—	$125,319
Insurance and spatial solutions	41,666	—	—	41,666
Flood data services	—	18,213	—	18,213
Valuation solutions	—	73,468	—	73,468
Credit solutions	—	75,283	—	75,283
Property tax solutions	—	94,637	—	94,637
Other	13,622	12,024	(2,464)	23,182
Total operating revenue	$180,607	$273,625	$(2,464)	$451,768

For the Nine Months Ended September 30, 2019
Property insights	$363,250	$—	$—	$363,250
Insurance and spatial solutions	142,576	—	—	142,576
Flood data services	—	61,572	—	61,572
Valuation solutions	—	230,891	—	230,891
Credit solutions	—	211,187	—	211,187
Property tax solutions	—	282,724	—	282,724
Other	35,348	17,989	(9,334)	44,003
Total operating revenue	$541,174	$804,363	$(9,334)	$1,336,203

For the Nine Months Ended September 30, 2018
Property insights	$376,284	$—	$—	$376,284
Insurance and spatial solutions	119,691	—	—	119,691
Flood data services	—	54,098	—	54,098
Valuation solutions	—	226,368	—	226,368
Credit solutions	—	235,651	—	235,651
Property tax solutions	—	301,998	—	301,998
Other	41,054	37,155	(7,230)	70,979
Total operating revenue	$537,029	$855,270	$(7,230)	$1,385,069

Property Insights

Our property insights solutions combine our patented predictive analytics and proprietary and contributed data to enable our clients to improve customer acquisition and retention, detect and prevent fraud, improve mortgage transaction cycle time and cost efficiency, identify real estate trends and neighborhood characteristics, track market performance, and increase market share. Our data is comprised of real estate information with crime, site inspection, neighborhood, document images and other information from proprietary sources. We also provide verification of applicant income, identity and certain employment verification services. We typically license data in one of two forms: bulk data licensing and transactional licensing. Operating revenue for bulk data licensing contracts that provide a stand-ready obligation or include substantive updates to the intellectual property is recognized ratably over the contractual term; otherwise, operating revenue is recognized upon delivery. For transactional licensing, we recognize operating revenue based on usage.

Insurance and Spatial Solutions

Our insurance and spatial solutions provide originators and property and casualty insurers the solutions required to more effectively locate, assess and manage property-level assets and risks through location-based data and analytics. We also provide cloud-based property claims workflow technology for property and casualty insurers. The licensed intellectual property data is generally provided to our clients on a subscription or usage basis. For subscription contracts, operating revenue is recognized ratably over the contractual term once initial delivery has occurred. For contracts to provide a license to data which is delivered via report or data file, operating revenue is recognized when the client obtains control of the products, which is upon delivery.

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

Credit Solutions

Our credit solutions provide credit and income verification services to the mortgage and automotive industries. We provide comprehensive information, typically in the form of a report, about credit history, income verification and home address history. We normalize the data to provide a broad range of advanced business information solutions designed to reduce risk and improve business performance to mortgage and automotive lenders. Operating revenue is recognized when the report or information is delivered to the client.

Flood Data Services

Our flood data services provide flood zone determinations primarily to mortgage lenders in accordance with US Federal legislation passed in 1994, which requires that most lenders obtain a determination of the current flood zone status at the time each loan is originated and obtain applicable updates during the life of the loan if contracted to do so. We also provide flood zone determinations to insurance companies. We generally recognize operating revenue upon delivery of the initial determination. If contracted for life of loan monitoring, we recognize operating revenue over the estimated service period, as adjusted for early loan cancellation.

Contract Costs

Incremental costs to obtain or fulfill client contracts are recognized as an asset. As of September 30, 2019, we had $9.5 million of current deferred contract costs which are presented in prepaid expenses and other current assets, as well as $21.4 million of long-term deferred contract costs which are presented in other assets in our condensed consolidated balance sheet. As of December 31, 2018, we had $9.7 million of current deferred contract costs and $20.8 million of long-term deferred contract costs. Our deferred contract costs primarily include certain set-up and acquisition costs related to property tax solutions, which amortize ratably over an expected 10-year life, adjusted for early loan cancellations. For the three months ended September 30, 2019 and 2018, we recorded amortization associated with deferred contract costs of $3.4 million and $3.8 million, respectively, and $9.8 million and $10.7 million, respectively, for the nine months ended September 30, 2019 and 2018.

Contract Liabilities

We record a contract liability when amounts are invoiced, which is generally prior to the satisfaction of the performance obligation. For property tax solutions, we invoice upfront fees to clients for services to be performed over time. For property insights and insurance and spatial solutions we invoice quarterly and annually, commencing upon execution of the contracts or at the beginning of the license term, as applicable.

As of September 30, 2019, we had $853.9 million in contract liabilities compared to $833.0 million as of December 31, 2018. The overall change of $20.9 million in contract liability balances are primarily due to $453.9 million of new deferred billings in the current year, partially offset by $433.9 million of operating revenue recognized, of which $253.6 million related to contracts previously deferred, and other increases of $0.9 million.

Remaining Performance Obligations

The majority of our arrangements are between one and three years with a significant portion being one year or less. For the remaining population of non-cancellable and fixed arrangements greater than one year, as of September 30, 2019 we had $968.4 million of remaining performance obligations. We expect to recognize approximately 9% percent of this remaining revenue backlog in 2019, 31% in 2020, 21% in 2021 and 39% thereafter. See further discussion of performance obligations in Note 1 - Basis for Condensed Consolidated Financial Statements.

Note 9 – Share-Based Compensation

We currently issue equity awards under the CoreLogic, Inc. 2018 Performance Incentive Plan (the “Plan”), which was approved by our stockholders at our Annual Meeting held in May 2018. The Plan includes the ability to grant share-based instruments such as restricted stock units (“RSUs”), performance-based restricted stock units (“PBRSUs”) and stock options. Prior to the approval of the Plan, we issued share-based awards under the CoreLogic, Inc. 2011 Performance Incentive Plan, as amended, which was preceded by the CoreLogic, Inc. 2006 Incentive Plan. The Plan provides for up to 15,139,084 shares of the Company's common stock to be available for award grants.

We have primarily utilized RSUs and PBRSUs as our share-based compensation instruments for employees and directors. The fair value of any share-based compensation instrument grant is based on the market value of our common stock on the date of grant and is recognized as compensation expense over its vesting period.

Restricted Stock Units

For the nine months ended September 30, 2019 and 2018, we awarded 640,339 and 537,022 RSUs, respectively, with an estimated grant-date fair value of $23.5 million and $25.1 million, respectively. The RSU awards will vest ratably over 3 years. RSU activity for the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
(in thousands, except weighted-average fair value prices)
Unvested RSUs outstanding at December 31, 2018	1,087	$42.04
RSUs granted	640	$36.67
RSUs vested	(549)	$40.49
RSUs forfeited	(98)	$39.94
Unvested RSUs outstanding at September 30, 2019	1,080	$39.84

As of September 30, 2019, there was $26.7 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 1.9 years. The fair value of RSUs are based on the market value of our common stock on the date of grant.

Performance-Based Restricted Stock Units

For the nine months ended September 30, 2019 and 2018, we awarded 203,464 and 408,097 PBRSUs, respectively, with an estimated grant-date fair value of $7.5 million and $19.2 million, respectively. These awards are generally subject to service-based, performance-based and market-based vesting conditions. The service and performance period for the 2019 grants is from January 2019 to December 2021 and the performance metric is adjusted earnings per share.

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

PBRSU activity for the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
(in thousands, except weighted-average fair value prices)
Unvested PBRSUs outstanding at December 31, 2018	774	$42.11
PBRSUs granted	203	$36.82
PBRSUs vested	(250)	$34.40
PBRSUs forfeited	(106)	$45.36
Unvested PBRSUs outstanding at September 30, 2019	621	$42.61

As of September 30, 2019, there was $16.3 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 1.7 years. The fair value of PBRSUs are based on the market value of our common stock on the date of grant.

Stock Options

Prior to 2015, we issued stock options as incentive compensation for certain employees. Option activity for the nine months ended September 30, 2019 is as follows:

(in thousands, except weighted-average price)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	570	$20.17
Options exercised	(80)	$24.20
Options vested, exercisable, and outstanding at September 30, 2019	490	$19.51	2.6	$13,095

As of September 30, 2019, there was no unrecognized compensation cost related to unvested stock options.

The intrinsic value of options exercised was $1.4 million and $14.3 million for the nine months ended September 30, 2019 and 2018, respectively. This intrinsic value represents the difference between the fair market value of our common stock on the date of exercise and the exercise price of each option.

Employee Stock Purchase Plan

The employee stock purchase plan allows eligible employees to purchase our common stock at 85.0% of the lesser of the closing price on the first day or the last day of each quarter. Our employee stock purchase plan was approved by our stockholders at our 2012 annual meeting of stockholders and the first offering period commenced in October 2012. We recognize an expense for the amount equal to the estimated fair value of the discount during each offering period.

The following table sets forth the share-based compensation expense recognized for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
RSUs	$4,715	$5,752	$17,639	$20,385
PBRSUs	4,001	3,621	7,659	7,780
Stock options	—	—	—	—
Employee stock purchase plan	392	402	1,565	1,409
	$9,108	$9,775	$26,863	$29,574

The table above includes $0.6 million and $1.0 million of share-based compensation expense within cost of services in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2019 and 2018, respectively, and $2.0 million and $4.4 million for the nine months ended September 30, 2019 and 2018, respectively.

Note 10 – Litigation and Regulatory Contingencies

We have been named in various lawsuits and we are from time to time subject to audit or investigation by governmental agencies arising in the ordinary course of business.

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

Fair Credit Reporting Act Class Actions

In July 2017, Rental Property Solutions, LLC (“RPS”) was named as a defendant in Claudinne Feliciano, et. al., v. CoreLogic SafeRent, LLC, a putative class action lawsuit in the US District Court for the Southern District of New York. The named plaintiff alleges that RPS prepared a background screening report about her that contained a record of a New York Housing Court action without noting that the action had previously been dismissed. On this basis, she seeks damages under the Fair Credit Reporting Act and the New York Fair Credit Reporting Act on behalf of herself and a class of similarly situated consumers with respect to reports issued during the period of July 2015 to the present. In July 2019, the District Court issued an order certifying a class of approximately 2,000 consumers. We have filed a petition for review of the certification order to the Second Circuit Court of Appeals. The petition is pending.

Separation

Following the Separation, we are responsible for a portion of First American Financial Corporation's (“FAFC”) contingent and other corporate liabilities. In the Separation and Distribution Agreement we entered into in connection with the Separation (the “Separation and Distribution Agreement”), we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with each other prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary. As of September 30, 2019, no reserves were considered necessary by the applicable responsible party.

In addition, the Separation and Distribution Agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our predecessor, The First American Corporation's (“FAC”) financial services business, with FAFC and financial responsibility for the obligations and liabilities of FAC's information solutions business with us. Specifically, each party will, and will cause its subsidiaries and affiliates to, indemnify, defend and hold harmless the other party, its respective affiliates and subsidiaries and each of its respective officers, directors, employees and agents for any losses arising out of or otherwise in connection with the liabilities each such party assumed or retained pursuant to the Separation.

Note 11 – Income Taxes

The effective income tax rate for income taxes as a percentage of income from continuing operations before equity in earnings/(losses) of affiliates and income taxes was 26.6% and 47.9% for the three months ended September 30, 2019 and 2018, respectively, and 1.4% and 26.0% for the nine months ended September 30, 2019 and 2018, respectively.

For the three months ended September 30, 2019, when compared to 2018, the decrease in the effective income tax rate was primarily due to a one-time charge of $12.5 million for the transition tax (in connection with the Tax Cuts and Jobs Act) which was recorded in the prior year.

For the nine months ended September 30, 2019, when compared to 2018, the decrease in the effective income tax rate was primarily due to a $15.3 million discrete benefit recorded during the current year for the release of state tax reserves and a prior year one-time charge of $12.5 million for the transition tax.

We are currently under examination for the years 2010 through 2012 and 2016, by the US Internal Revenue Service, our primary taxing authority, and for other years by various state taxing authorities. It is reasonably possible the amount of the unrecognized benefits with respect to certain unrecognized tax positions could significantly increase or decrease within the next twelve months and have an impact on our net income. Currently, we expect expiration of statutes of limitations, within the next twelve months, for which we have tax reserves recorded of approximately $0.9 million as of September 30, 2019.

Note 12 – Earnings Per Share

The following is a reconciliation of net income per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(in thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income from continuing operations	$40,545	$22,535	$36,754	$109,429
Loss from discontinued operations, net of tax	(17,362)	(84)	(17,456)	(175)
Net income	$23,183	$22,451	$19,298	$109,254
Denominator:
Weighted-average shares for basic income/(loss) per share	79,761	80,680	80,138	81,073
Dilutive effect of stock options and RSUs	1,153	1,337	1,067	1,455
Weighted-average shares for diluted income/(loss) per share	80,914	82,017	81,205	82,528
Income/(loss) per share
Basic:
Net income from continuing operations	$0.51	$0.28	$0.46	$1.35
Loss from discontinued operations, net of tax	(0.22)	—	(0.22)	—
Net income	$0.29	$0.28	$0.24	$1.35
Diluted:
Net income from continuing operations	$0.50	$0.27	$0.45	$1.33
Loss from discontinued operations, net of tax	(0.21)	—	(0.21)	—
Net income	$0.29	$0.27	$0.24	$1.33

The dilutive effect of share-based compensation awards has been calculated using the treasury-stock method. For both the three months ended September 30, 2019 and 2018, an aggregate of less than 0.1 million RSUs were excluded from the weighted-average diluted common shares outstanding due to their anti-dilutive effect. For both the nine months ended September 30, 2019 and 2018, an aggregate of less than 0.1 million of RSUs and PBRSUs were excluded from the weighted-average diluted common shares outstanding due to their anti-dilutive effect.

Note 13 – Acquisitions

In August 2019, we completed the acquisition of National Tax Search LLC ("NTS") for $15.0 million, subject to certain working capital adjustments, and up to $7.5 million to be paid in cash by 2022, contingent upon the achievement of certain revenue targets in fiscal years 2020 and 2021 (see Note 7 - Fair Value for further details). NTS is a leading provider of commercial property tax payment services and specializes in identifying potential collateral loss related to unpaid property tax, homeowners association fee management, and inaccurate flood zone determination. The NTS acquisition increases the Company's commercial property information offerings and is expected to drive future growth in the US. NTS is included as a component of our UWS segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We have preliminarily recorded client lists of $4.6 million with an estimated useful life of 10 years, proprietary technology of $3.2 million with an estimated useful life of 7 years, trademarks of $0.9 million with an estimated useful life of 7 years, non-compete agreements of $0.3 million with an estimated useful life of 5 years, contract liabilities of $1.8 million, and goodwill of $6.6 million, all of which is deductible for tax purposes.

In December 2018, we acquired the remaining 72.0% of Symbility Solutions Inc. (“Symbility”) for C$107.1 million, or approximately US $80.0 million, subject to certain working capital adjustments. Symbility is a leading global provider of cloud-based property claims workflow solutions for the property and casualty insurance industry, headquartered in Canada. This acquisition further progresses our long-term strategic plan by adding scale to our insurance and spatial businesses and international presence. Symbility is included as a component of our Property Intelligence & Risk Management (“PIRM”) segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We have preliminarily recorded proprietary technology of $14.9 million with an estimated useful life of 8 years, client lists of $6.4 million with an estimated useful life of 12 years, trademarks of $1.2 million with an estimated useful life of 4 years, $5.3 million of deferred tax liabilities, and goodwill of $75.6 million. In connection with this acquisition, we remeasured our existing 28.0% investment ownership in Symbility which resulted in a $13.3 million step-up gain that we recorded within gain/(loss) on investments and other, net in our consolidated statement of operations in the fourth quarter of 2018. For the nine months ended September 30, 2019, goodwill decreased by $0.2 million as a result of a change in the purchase price allocation for certain working capital adjustments.

In December 2018, we completed the acquisition of Breakaway Holdings, LLC d.b.a Homevisit (“HomeVisit”) for $12.7 million, subject to certain working capital adjustments. HomeVisit is a leading provider of marketing focused real estate solutions, including property listing photography, videography, 3D modeling, drone imagery and related services. Given anticipated synergy with our pre-existing real estate solutions platforms, this acquisition is expected to enable the next generation of property marketing solutions for real estate professionals, multiple listing services (“MLSs”), brokers and agents across North America. HomeVisit is included as a component of our PIRM segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We have preliminarily recorded $1.4 million for non-compete agreements with an estimated useful life of 5 years, client lists of $0.9 million with an estimated useful life of 11 years, trademarks of $0.2 million with an estimated useful life of 3 years, and goodwill of $10.4 million, all of which is deductible for tax purposes. For the nine months ended September 30, 2019, goodwill increased by $0.1 million as a result of a change in the purchase price allocation for certain working capital adjustments.

In April 2018, we completed the acquisition of a la mode technologies, LLC (“a la mode”) for $120.0 million, exclusive of working capital adjustments. a la mode is a provider of subscription-based software solutions that facilitate the aggregation of data, imagery and photographs in a government-sponsored enterprise compliant format for the completion of US residential appraisals. This acquisition contributes to our continual development and scaling of our end-to-end valuation solutions workflow suite, which includes data and market insights, analytics as well as data-enabled services and platforms. a la mode is included as a component of our UWS reporting segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We recorded contract liabilities of $7.5 million, proprietary technology of $15.8 million with an estimated useful life of 7 years, customer lists of $32.5 million with an estimated average useful life of 13 years, tradenames of $9.0 million with an estimated useful life of 8 years, non-compete agreements of $5.7 million with an estimated useful life of 5 years, and goodwill of $63.6 million, of which $61.4 million is deductible for tax purposes.

In February 2018, we completed the acquisition of eTech Solutions Limited (“eTech”) for cash of approximately £15.0 million, or approximately $21.0 million, exclusive of working capital adjustments. eTech is a leading provider of innovative mobile surveying and workflow management software that enhances productivity and mitigates risk for participants in the United Kingdom (“UK”) valuation market. This acquisition expands our UK presence and strengthens our technology platform offerings. eTech is included as a component of our PIRM reporting segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We recorded a deferred tax liability of $1.6 million, proprietary technology of $7.0 million with an estimated useful life of 5 years, customer lists of $1.7 million with an estimated average useful life of 9 years, and goodwill of $14.1 million.

These business combinations did not have a material impact on our condensed consolidated statements of operations.

We incurred $0.1 million and $0.2 million of acquisition-related costs within selling, general and administrative expenses on our condensed consolidated statement of operations for the three months ended September 30, 2019 and 2018, respectively, and $0.3 million and $1.9 million for the nine months ended September 30, 2019 and 2018, respectively.

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

The operating results of our PIRM segment included intercompany revenues of $2.7 million and $1.7 million for the three months ended September 30, 2019 and 2018, respectively, and $6.7 million and $4.9 million for the nine months ended September 30, 2019 and 2018, respectively. The segment also included intercompany expenses of $0.8 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively, and $2.6 million and $2.3 million for the nine months ended September 30, 2019 and 2018, respectively.

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

The operating results of our UWS segment included intercompany revenues of $0.8 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively, and $2.6 million and $2.3 million for the nine months ended September 30, 2019 and 2018, respectively. The segment also included intercompany expenses of $2.7 million and $1.7 million for the three months ended September 30, 2019 and 2018, respectively, and $6.7 million and $4.9 million for the nine months ended September 30, 2019 and 2018, respectively.

We also separately report on our corporate and eliminations. Corporate consists primarily of corporate personnel and other expenses associated with our corporate functions and facilities, investment gains and losses, equity in earnings/(losses) of affiliates, net of tax, and interest expense.

Selected financial information by reportable segment is as follows:

(in thousands)	Operating Revenues	Depreciation and Amortization	Operating Income/(Loss)	Equity in Earnings/(Losses) of Affiliates, Net of Tax	Net Income/(Loss) From Continuing Operations	Capital Expenditures

For the Three Months Ended September 30, 2019
PIRM	$181,649	$25,015	$23,443	$762	$27,197	$12,221
UWS	280,828	13,012	77,758	(4)	74,803	2,319
Corporate	—	7,690	(27,501)	(153)	(61,455)	15,078
Eliminations	(3,520)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$458,957	$45,717	$73,700	$605	$40,545	$29,618

For the Three Months Ended September 30, 2018
PIRM	$180,607	$26,143	$22,978	$(168)	$24,242	$12,200
UWS	273,625	16,402	61,850	(12)	61,621	3,151
Corporate	—	5,916	(25,048)	19	(63,328)	10,715
Eliminations	(2,464)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$451,768	$48,461	$59,780	$(161)	$22,535	$26,066

For the Nine Months Ended September 30, 2019
PIRM	$541,174	$77,927	$60,821	$720	$57,856	$42,124
UWS	804,363	42,544	143,389	(12)	140,615	12,948
Corporate	—	21,571	(94,716)	(211)	(161,717)	37,567
Eliminations	(9,334)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$1,336,203	$142,042	$109,494	$497	$36,754	$92,639

For the Nine Months Ended September 30, 2018
PIRM	$537,029	$77,341	$72,730	$3,843	$77,208	$39,323
UWS	855,270	47,849	195,800	(4)	195,243	7,850
Corporate	—	16,758	(74,694)	(930)	(163,022)	18,860
Eliminations	(7,230)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$1,385,069	$141,948	$193,836	$2,909	$109,429	$66,033

(in thousands)
Assets	September 30, 2019	December 31, 2018
PIRM	$1,906,138	$1,953,732
UWS	2,170,041	2,200,292
Corporate	6,056,340	5,995,787
Eliminations	(6,000,412)	(5,981,450)
Consolidated (excluding discontinued operations)	$4,132,107	$4,168,361

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

Our expectations, beliefs, objectives, intentions and strategies regarding future results are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by our forward-looking statements. These risks and uncertainties include, but are not limited to:

•	compromises in the security or stability of our data and systems, including from cyber-based attacks, the unauthorized transmission of confidential information or systems interruptions;

•	limitations on access to, or increase in prices for, data from external sources, including government and public record sources;

•
changes in applicable government legislation, regulations and the level of regulatory scrutiny affecting our clients or us, including with respect to consumer financial services and the use of public records and consumer data;

•	difficult or uncertain conditions in the mortgage and consumer lending industries and the economy generally;

•	reliance on our top ten clients for a significant portion of our revenue and profit;

•	intense competition in the market against third parties and the in-house capabilities of our clients;

•	risks related to the outsourcing of services and international operations;

•	our ability to realize the anticipated benefits of certain acquisitions and the timing thereof;

•	our cost-reduction program and growth strategies, and our ability to effectively and efficiently implement them;

•	our ability to protect proprietary technology rights and avoid infringement of others’ proprietary technology rights;

•	the level of our indebtedness, our ability to service our indebtedness and the restrictions in our various debt agreements;

•	our ability to attract and retain qualified management;

•	impairments in our goodwill or other intangible assets; and

•	the remaining tax sharing arrangements and other obligations associated with the spin-off of First American Financial Corporation (“FAFC”).

We urge you to carefully consider these risks and uncertainties and review the additional disclosures we make concerning risks and uncertainties that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report on Form 10-Q.

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

We offer our clients a comprehensive national database covering real property and mortgage information, judgments and liens, building and replacement costs, parcel and geospatial data, criminal background records, eviction information, non-prime lending records, credit information, and tax information, among other data types. Our databases include over 900 million historical property transactions, over 100 million mortgage applications and property-specific data covering approximately 99% of US residential properties, as well as commercial locations, totaling nearly 150 million records. We are also the industry's first parcel-based geocoder and have developed a proprietary parcel database covering more than 150 million parcels across the United States (“US”). We believe the quality of the data we offer is distinguished by our broad range of data sources and our expertise in aggregating, organizing, normalizing, processing and delivering data to our clients.

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

Reportable Segments

We have organized into the following two reportable segments:

Our Property Intelligence & Risk Management (“PIRM”) segment combines property information, mortgage information, and consumer information to deliver unique housing market and property-level insights, predictive analytics and risk management capabilities. We have also developed proprietary technology and software platforms to access, automate or track this information and assist our clients with decision-making and compliance tools in the real estate industry, insurance industry and the single and multifamily industry. We deliver this information directly to our clients in a standard format over the web, through hosted software platforms or in bulk data form. Our solutions include property insights as well as insurance and spatial solutions in North America, Western Europe and Asia Pacific.

Our Underwriting & Workflow Solutions (“UWS”) segment combines property information, mortgage information and consumer information to provide comprehensive mortgage origination and monitoring solutions, including underwriting-related solutions and data-enabled valuations and appraisals. We have also developed proprietary technology and software platforms to access, automate or track this information and assist our clients with vetting and on-boarding prospects, meeting compliance regulations and understanding, diagnosing and monitoring property values. Our solutions include property tax solutions, valuation solutions, credit solutions and flood services in North America.

Results of Operations

Overview of Business Environment and Company Developments

Business Environment

The volume of US mortgage loan originations serves as a key market driver for more than half of our business. We believe the volume of real estate and mortgage transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, housing supply, employment levels and the overall state of the US economy. We believe mortgage unit volumes were approximately 20% to 25% higher in the third quarter of 2019 relative to the same period in 2018, primarily due to a continued low interest rate environment during which the 10 year US Treasury yield and mortgage interest rates significantly declined. As a result, refinance volumes activity has strengthened and we now expect full-year 2019 mortgage unit volumes to be approximately 8% to 10% higher than 2018 levels.

We generate the majority of our operating revenues from clients with operations in the US residential real estate, mortgage origination and mortgage servicing markets. Approximately 31% and 32% of our operating revenues for the three months ended September 30, 2019 and 2018, respectively, were generated from our top ten clients, who consist of the largest US mortgage originators and servicers. None of our clients individually accounted for greater than 10% of our operating revenues for the three months ended September 30, 2019 nor 2018. Approximately 30% and 32% of our operating revenues for the nine months ended September 30, 2019 and 2018, respectively, were generated from our top ten clients with none of our clients individually accounting for greater than 10% of our operating revenues during these periods.

While the majority of our revenues are generated in the US, continued strengthening of the US dollar versus other currencies in 2019 unfavorably impacted the translation of the financial results of our international operating revenues by $8.2 million for the nine months ended September 30, 2019.

Acquisitions

In August 2019, we completed the acquisition of National Tax Search, LLC (“NTS”) for $15.0 million, subject to certain working capital adjustments. NTS is included as a component of our UWS segment. See Note 13 - Acquisitions for further discussion.

Business Exits & Transformation

In December 2018, we announced the intent to exit a loan origination software unit and our remaining legacy default management related platforms, as well as accelerate our appraisal management company (“AMC”) transformation program. We believe these actions will expand our overall profit margins and provide for enhanced long-term organic growth trends. In September 2019, we divested our default technology-related platforms and received proceeds of $3.8 million and expect the AMC transformation to be concluded by December 31, 2019. For the three and nine months ended September 30, 2019, we incurred lower revenues of approximately $16.0 million and $30.0 million, respectively, attributable to our business exits and strategic transformation. We also recorded non-cash impairment charges of $47.8 million and severance expense of $5.4 million in 2019 relating to the AMC transformation program.

Productivity and Cost Management

In line with our on-going commitment to operational excellence and margin expansion, we are targeting a cost reduction of at least $20.0 million in 2019. Savings are expected to be realized through the reduction of operating costs, selling, general and administrative costs, outsourcing certain business process functions, consolidation of facilities and other operational improvements.

Consolidated Results of Operations

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Operating Revenues

Our consolidated operating revenues were $459.0 million for the three months ended September 30, 2019, an increase of $7.2 million, or 1.6% when compared to the comparable period in 2018, and consisted of the following:

(in thousands, except percentages)	2019	2018	$ Change	% Change
PIRM	$181,649	$180,607	$1,042	0.6%
UWS	280,828	273,625	7,203	2.6
Corporate and eliminations	(3,520)	(2,464)	(1,056)	42.9
Operating revenues	$458,957	$451,768	$7,189	1.6%

Our PIRM segment operating revenues increased by $1.0 million, or 0.6%, for the three months ended September 30, 2019 when compared to 2018. Excluding acquisition activity of $11.1 million, operating revenues decreased $10.1 million due to lower property insights revenues of $5.6 million which included unfavorable foreign exchange of $2.5 million and weaker market conditions in Australia of $3.1 million. Insurance and spatial solutions revenues decreased by $1.9 million primarily due to softer market demand mainly in catastrophic risk modeling. Other revenues decreased by $2.6 million.

Our UWS segment revenues increased by $7.2 million, or 2.6%, for the three months ended September 30, 2019 when compared to 2018. The variance is primarily due to higher mortgage market volumes and market share gains across our property tax, flood data and valuation solutions, partially offset by the impact of our business exits and transformation initiatives which lowered our revenues by approximately $16.0 million within valuation solutions and other revenues. Refer to "Business Exits & Transformation" discussion above for further details.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services (excluding depreciation and amortization)

Our consolidated cost of services was $228.2 million for the three months ended September 30, 2019, a decrease of $2.2 million, or 1.0%, when compared to 2018. Excluding acquisition activity of $6.2 million, the decrease of $8.4 million was primarily due to lower operating revenues and favorable product mix.

Selling, General and Administrative Expenses

Our consolidated selling, general and administrative expenses was $111.3 million for the three months ended September 30, 2019, a decrease of $1.8 million, or 1.6%, when compared to 2018. Excluding acquisition activity of $5.4 million, the decrease of $7.2 million was primarily due to lower professional fees of $7.9 million, lower outsourced services of $4.4 million, and personnel-related savings of $1.7 million. These were offset by higher productivity-related investments of $6.1 million and higher other expenses of $0.7 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $45.7 million for the three months ended September 30, 2019, a decrease of $2.7 million, or 5.7%, when compared to 2018. Excluding acquisition activity of $1.2 million, the decrease of $3.9 million was primarily due to assets that were fully impaired during the previous quarter.

Operating Income

Our consolidated operating income was $73.7 million for the three months ended September 30, 2019, an increase of $13.9 million, or 23.3%, when compared to 2018, and consisted of the following:

(in thousands, except percentages)	2019	2018	$ Change	% Change
PIRM	$23,443	$22,978	$465	2.0%
UWS	77,758	61,850	15,908	25.7
Corporate and eliminations	(27,501)	(25,048)	(2,453)	9.8
Operating income	$73,700	$59,780	$13,920	23.3%

Our PIRM segment operating income increased by $0.5 million, or 2.0%, for the three months ended September 30, 2019 when compared to 2018. Excluding acquisition activity of $0.1 million operating income increased by $0.6 million and margins increased by 108 basis points, primarily due to the impact of our ongoing operational efficiency programs.

Our UWS segment operating income increased by $15.9 million, or 25.7%, for the three months ended September 30, 2019 when compared to 2018. Excluding acquisition activity of $0.1 million, operating income increased by $16.0 million and margins increased by 517 basis points, primarily driven by higher revenues, favorable product mix, and the impact of our ongoing operational efficiency programs.

Corporate and eliminations had an unfavorable variance of $2.5 million, or 9.8%, for the three months ended September 30, 2019 when compared to 2018, primarily due to higher investments in data and technology capabilities.

Total Interest Expense, net

Our consolidated total interest expense, net was $19.5 million for the three months ended September 30, 2019, an increase of $0.4 million, or 2.2%, when compared to 2018. The increase was primarily due to higher interest rates on our interest rate swaps (“Swaps”). See Note 5 - Long-Term Debt for further discussion on the Swaps.

Gain/(Loss) on Investments and Other, net

Our consolidated gain on investments and other, net was $0.2 million for the three months ended September 30, 2019, an unfavorable variance of $2.6 million, when compared to 2018. The current period net primarily includes $1.3 million gain related to the sale of a non-core business unit and other gains of $0.4 million, largely offset by a loss of $1.5 million related to a non-cash impairment charge on an equity method investment. The prior year period primarily reflects $1.0 million in gains related to supplemental benefit plans as well as a $1.7 million gain from the sale of a non-core business-line.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations before equity in earnings/(losses) of affiliates and income taxes was $14.5 million and $20.8 million for the three months ended September 30, 2019 and 2018, respectively. The effective tax rate was 26.6% and 47.9% for the three months ended September 30, 2019 and 2018, respectively. The change in the effective income tax rate was primarily due to the one-time charge of $12.5 million for the transition tax (in connection with the Tax Cuts and Jobs Act) which we recorded in the prior year.

Equity in Earnings/(Losses) of Affiliates, net of tax

Our consolidated equity in earnings of affiliates, net of tax was $0.6 million for the three months ended September 30, 2019, a favorable variance of $0.8 million when compared to 2018. We have equity interests in various affiliates which had earnings in the current period compared to prior year losses causing the favorable variance.

Loss from Discontinued Operations, net of tax

Our consolidated loss from discontinued operations, net of tax was $17.4 million for the three months ended September 30, 2019. This loss principally related to the impact of an appellate court decision in August 2019 pertaining to a discontinued operating unit, for which we recorded a liability of $21.7 million as of September 30, 2019. See Note 1 - Basis of Condensed Consolidated Financial Statements for further information.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Operating Revenues

Our consolidated operating revenues were $1.3 billion for the nine months ended September 30, 2019, a decrease of $48.9 million, or 3.5%, when compared to 2018, and consisted of the following:

(in thousands, except percentages)	2019	2018	$ Change	% Change
PIRM	$541,174	$537,029	$4,145	0.8%
UWS	804,363	855,270	(50,907)	(6.0)
Corporate and eliminations	(9,334)	(7,230)	(2,104)	29.1
Operating revenues	$1,336,203	$1,385,069	$(48,866)	(3.5)%

Our PIRM segment revenues increased by $4.1 million, or 0.8%, for the nine months ended September 30, 2019 when compared to 2018. Excluding acquisition activity of $37.7 million, the decrease of $33.6 million was primarily due to lower property insight revenues of $24.7 million as well as lower insurance and spatial solutions revenues of $2.6 million primarily due to lower volumes. Property insights included unfavorable foreign exchange of $8.2 million and weaker market conditions in Australia, which negatively impacted revenues by $7.3 million. Other revenues decreased by $6.3 million.

Our UWS segment revenues decreased by $50.9 million, or 6.0%, for the nine months ended September 30, 2019 when compared to 2018. Excluding acquisition activity of $9.4 million, the decrease of $60.3 million was primarily due to lower property tax solutions of $19.3 million primarily driven by a prior year benefit of accelerated revenue recognition and lower credit solutions of $24.5 million primarily related to lower volumes. Additionally, our valuation solutions and other revenues reflect the impact of our business exits and transformation initiatives which lowered our segment revenues by approximately $30.0 million. Refer to "Business Exits & Transformation" discussion above for further details. The decrease was partially offset by higher flood data and valuations solutions due to increased market volumes.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services (excluding depreciation and amortization)

Our consolidated cost of services was $674.5 million for the nine months ended September 30, 2019, a decrease of $34.7 million, or 4.9%, when compared to 2018. Excluding acquisition activity of $20.8 million, the decrease of $55.5 million was primarily due to lower operating revenues.

Selling, General and Administrative Expenses

Our consolidated selling, general and administrative expenses were $362.3 million for the nine months ended September 30, 2019, an increase of $22.2 million, or 6.5%, when compared to 2018. Excluding acquisition activity of $20.4 million, the increase of $1.8 million was primarily due to higher productivity-related investments of $14.0 million, higher severance expense of $5.5 million, higher professional fees of $2.4 million, partially offset by lower outsourced services of $16.0 million, personnel-related savings of $3.9 million, and lower other expenses of $0.2 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $142.0 million for the nine months ended September 30, 2019, an increase of $0.1 million, or 0.1%, when compared to 2018. Excluding acquisition activity of $5.6 million, the decrease of $5.5 million is primarily due to assets that were fully impaired during the current year.

Impairment Loss

Our consolidated impairment loss totaled $47.9 million for the nine months ended September 30, 2019, primarily representing write-offs of client lists of $32.3 million, software of $12.3 million, and licenses of $3.3 million related to ongoing business transformation activities of our AMC business within our UWS segment.

Operating Income

Our consolidated operating income was $109.5 million for the nine months ended September 30, 2019, a decrease of $84.3 million, or 43.5%, when compared to 2018, and consisted of the following:

(in thousands, except percentages)	2019	2018	$ Change	% Change
PIRM	$60,821	$72,730	$(11,909)	(16.4)%
UWS	143,389	195,800	(52,411)	(26.8)
Corporate and eliminations	(94,716)	(74,694)	(20,022)	26.8
Operating income	$109,494	$193,836	$(84,342)	(43.5)%

Our PIRM segment operating income decreased by $11.9 million, or 16.4%, for the nine months ended September 30, 2019 when compared to 2018. Excluding acquisition activity of $0.7 million, operating income decreased by $11.2 million and margins decreased by 124 basis points primarily due to lower operating revenues, partially offset by the impact of our ongoing operational efficiency programs.

Our UWS segment operating income decreased by $52.4 million, or 26.8%, for the nine months ended September 30, 2019 when compared to 2018. Excluding acquisition activity of $1.0 million, operating income decreased by $53.4 million, primarily impacted by an impairment loss of $47.9 million, lower revenues driven by a prior year benefit of accelerated revenue recognition and higher severance charges related to ongoing business transformation activities of our AMC business, partially offset by the impact of our ongoing operational efficiency programs.

Corporate and eliminations had an unfavorable variance of $20.0 million, or 26.8%, for the nine months ended September 30, 2019 primarily due to higher investments in data and technology capabilities as well as higher severance.

Total Interest Expense, net

Our consolidated total interest expense, net was $57.4 million for the nine months ended September 30, 2019, an increase of $2.4 million, or 4.4%, when compared to 2018. The increase was primarily due to higher interest rates on our Swaps. See Note 5 - Long-Term Debt for further discussion on the Swaps.

Gain/(Loss) on Investments and Other, net

Our consolidated loss on investments and other, net was $1.9 million for the nine months ended September 30, 2019, an unfavorable variance of $7.1 million, or 137.6%, when compared to 2018. The unfavorable variance was primarily due to a loss of $6.6 million related to a fair value adjustment on an equity investment, a loss of $1.5 million related to a non-cash impairment charge on an equity method investment, a write-off of $1.5 million of unamortized debt issuance costs due to financing activities in May 2019, and a prior year gain of $1.0 million on our contingent consideration agreements. These were partially offset by higher realized gains related to our supplemental benefit plans of $1.7 million, a current period gain of $1.3 million related to the sale of a non-core business unit, and other gains of $0.5 million.

Tax Indemnification Release

During the second quarter of 2019, we recorded a $13.4 million loss related to the release of a tax indemnification receivable due to the expiration of the statutes of limitations in our principal state jurisdictions. Associated state tax reserves of $15.3 million were also released and recognized as income tax benefit through the provision for income taxes.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations before equity in earnings/(losses) of affiliates and income taxes was $0.5 million and $37.4 million for the nine months ended September 30, 2019 and 2018, respectively. The effective tax rate was 1.4% and 26.0% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in the effective income tax rate was primarily due to a $15.3 million discrete benefit recorded during the second quarter of 2019 for the reversal of state tax reserves in addition to the one-time charge of $12.5 million for the transition tax (in connection with the Tax Cuts and Jobs Act) which was recorded in the prior year.

Equity in Earnings/(Losses) of Affiliates, net of tax

Our consolidated equity in earnings of affiliates, net of tax was $0.5 million for the nine months ended September 30, 2019, an unfavorable variance of $2.4 million, or 82.9% when compared to 2018. The decrease was primarily related to the acquisition of Symbility in December 2018 which had previously been an equity method investment.

Loss from Discontinued Operations, net of tax

Our consolidated loss from discontinued operations, net of tax was $17.5 million for the nine months ended September 30, 2019. This loss principally related to the impact of an appellate court decision in August 2019 pertaining to a discontinued operating unit, for which we recorded a liability of $21.7 million as of September 30, 2019. See Note 1 - Basis of Condensed Consolidated Financial Statements for further information.

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 2019 totaled $88.2 million, a decrease of $3.0 million from December 31, 2018. As of September 30, 2019, our cash balances held in foreign jurisdictions totaled $41.1 million and are primarily related to our international operations. We plan to maintain significant cash balances outside of the US for the foreseeable future.

Restricted cash of $13.6 million as of September 30, 2019 and $13.0 million as of December 31, 2018 was comprised of certificate of deposits that are pledged for various letters of credit/bank guarantees secured by us, escrow accounts due to acquisitions and divestitures, as well as short-term investments within our deferred compensation plan trust.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in operating assets and liabilities. Total cash provided by operating activities was approximately $247.1 million and $252.3 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease in cash provided by operating activities was primarily due to lower net income from continuing operations, as adjusted for non-cash activities, offset by favorable changes in working capital items.

Investing Activities. Total cash used in investing activities was approximately $96.9 million and $202.6 million during the nine months ended September 30, 2019 and 2018, respectively. The decrease was primarily related to lower net cash paid for acquisitions of $127.7 million partially offset by higher investments in technology and innovation of $26.6 million.

Financing Activities. Total cash used in financing activities was approximately $147.2 million for the nine months ended September 30, 2019, which was primarily comprised of repayments of long-term debt of $1.8 billion, debt issuance costs of $9.6 million, share repurchases of $61.6 million, net outflows from share-based compensation-related transactions of $1.3 million, partially offset by proceeds from long-term debt of $1.8 billion. Total cash used in financing activities was approximately $74.6 million for the nine months ended September 30, 2018, which was primarily comprised of repayment of long-term debt of $114.6 million and share repurchases of $87.0 million, partially offset by proceeds from long-term debt of $120.1 million and net proceeds from share-based compensation-related transactions of $7.0 million.

Financing and Financing Capacity

Total debt outstanding, gross, was $1.7 billion and $1.8 billion, respectively, for the periods as of September 30, 2019 and December 31, 2018. Our significant debt instruments and borrowing capacity are described below.

Credit Agreement

In May 2019, we amended and restated our credit agreement (the “Credit Agreement”). The Credit Agreement provides for a $1.8 billion term loan facility (the “Term Facility”), and a $750.0 million revolving credit facility (the “Revolving Facility”). The Term Facility matures and the Revolving Facility expires on May 31, 2024. The Revolving Facility includes a $100.0 million multi-currency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $300.0 million in the aggregate; however, the lenders are not obligated to do so. As of September 30, 2019, we had borrowing capacity under the Revolving Facility of $750.0 million and were in compliance with the financial and restrictive covenants of the Credit Agreement. See Note 5 - Long-Term Debt for further discussion.

Interest Rate Swaps

We have entered into amortizing Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. Under the Swaps, we agree to exchange floating rate for fixed rate interest payments periodically over the life of the agreement. The floating rates in our Swaps are based on the one-month London interbank offering rate. The notional balances, terms, and maturities of our Swaps are designed to have at least 50% of our debt as fixed rate.

As of September 30, 2019, the Swaps have a combined remaining notional balance of $1.3 billion, a weighted average fixed interest rate of 2.05% (rates range from 1.03% to 2.98%), and scheduled terminations through December 2025. Notional balances under our Swaps are scheduled to increase and decrease over their contract lengths based on our expectations of the level of variable rate debt to be in effect in future periods. Currently, we have scheduled notional amounts of between $1.3 billion and $1.2 billion through September 2021, then $1.1 billion and $1.0 billion through August 2022, and $416.0 million and $400.0 million thereafter until December 2025. Approximate weighted average fixed interest rates for the aforementioned time intervals are 2.39%, 2.64%, and 2.95%, respectively.

Liquidity and Capital Strategy

We expect that cash flow from operations and current unrestricted cash balances, together with available borrowings under our Revolving Facility, will be sufficient to meet operating requirements through the next twelve months. Cash available from operations, however, could be affected by any general economic downturn or any decline or adverse changes in our business such as a loss of clients, market and or competitive pressures or other significant change in business environment.

We strive to pursue a balanced approach to capital allocation and will consider the repurchase of common shares, the retirement of outstanding debt, investments and the pursuit of strategic acquisitions on an opportunistic basis.

During the quarter ended September 30, 2019, we repurchased 0.7 million shares of our common stock for $32.6 million. See Unregistered Sales of Equity Securities and Use of Proceeds - Purchases of Equity Securities by the Issuer and Affiliated Purchasers for further discussion.

Availability of Additional Capital

Our access to additional capital fluctuates as market conditions change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices or at all, in which case we would not be able to access capital from these sources. Based on current market conditions and our financial condition, we believe that we have the ability to effectively access these liquidity sources for new borrowings if and when needed for the next twelve months. However, a weakening of our financial condition, including a significant decrease in our profitability or cash flows or a material increase in our leverage, could adversely affect our ability to access these markets and/or increase our cost of borrowings.

Critical Accounting Policies and Estimates

For additional information with respect to our critical accounting policies, which are those that could have the most significant effect on our reported results and require subjective or complex judgments by management, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2018. Management believes there have been no material changes to this information. See also Note 1 – Basis for Condensed Consolidated Financial Statements for updates on our accounting policies over lease accounting.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our primary exposure to market risk relates to interest-rate risk associated with certain financial instruments. We monitor our risk associated with fluctuations in interest rates and currently use derivative financial instruments to hedge some of these risks.

As of September 30, 2019, we had approximately $1.7 billion in gross, long-term debt outstanding, predominately all of which was variable-interest-rate debt. An increase in interest rates could increase the costs of our variable-interest-rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.

To manage our interest rate risk we have entered into Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. Under the Swaps, we agree to exchange floating rate for fixed rate interest payments periodically over the life of the agreement. The notional balances, terms and maturities of our Swaps are currently designed to have at least 50% of our debt as fixed rate. As of September 30, 2019, the combined remaining notional balance of the Swaps was $1.3 billion, with a weighted average fixed interest rate of 2.05% (rates range from 1.03% to 2.98%), and scheduled terminations through December 2025. Notional balances under our Swaps are scheduled to increase and decrease over their contract lengths based on our expectations of the level of variable rate debt to be in effect in future periods. A hypothetical 1% increase or decrease in interest rates would result in an approximately $0.9 million change to interest expense on our existing indebtedness as of September 30, 2019 on a quarterly basis.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2019, we did not issue any unregistered shares of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In October 2018, the Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $500.0 million. As of September 30, 2019, we have $416.4 million in value of shares of common stock (inclusive of commissions and fees) available to be repurchased under the plan. The stock repurchase authorization has no expiration date and repurchases may be made in the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan.

Under our Credit Agreement, our stock repurchase capacity is restricted to $150.0 million per fiscal year, with the ability to undertake an additional amount of repurchases in such fiscal year provided that, on a pro forma basis after giving effect to the stock repurchase, our total leverage ratio does not exceed 3.5 to 1.0. While we continue to preserve the capacity to execute stock repurchases under our existing share repurchase authorization, going forward we will strive to pursue a balanced approach to capital allocation and will consider the repurchase of shares of our common stock, the retirement of outstanding debt and the pursuit of strategic acquisitions on an opportunistic basis.

During the quarter ended September 30, 2019, we repurchased 0.7 million shares of our common stock in open market purchases pursuant to the terms of our stock repurchase authorization.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2019	275,000	$45.76	275,000	$436,350,432
August 1 to August 31, 2019	371,073	$46.85	371,073	$418,965,662
September 1 to September 30, 2019	53,927	$48.38	53,927	$416,357,582
Total	700,000	$—	700,000

(1) Calculated inclusive of commissions.

Item 6.  Exhibits.

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of CoreLogic, Inc., dated May 28, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 1, 2010)

3.2	Amended and Restated Bylaws of CoreLogic, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 5, 2014)

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 **

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 **

101
The following unaudited consolidated financial statements for the quarter ended September 30, 2019 included in this quarterly report on Form 10-Q formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags✓

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101)✓

✓	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Frank D. Martell
Frank D. Martell
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ James L. Balas
James L. Balas
Chief Financial Officer
(Principal Financial Officer)

By: /s/ John K. Stumpf
John K. Stumpf
Controller
(Principal Accounting Officer)
Date:	October 24, 2019