Form 10-K
period 2019-12-31
CORELOGIC, INC.
filed 2020-02-27
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number 001-13585
CORELOGIC, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-1068610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Pacifica	Irvine	California	92618
(Street Address)	(City)	(State)	(Zip Code)

(949) 214-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol(s):	Name of exchange on which registered:
Common Stock, $0.00001 par value	CLGX	New York Stock Exchange

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

Yes  ☐ No   ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant's most recently-completed second fiscal quarter was $3,312,766,221.

On February 24, 2020, there were 78,981,054 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to the 2020 annual meeting of the stockholders are incorporated by reference in Part III of this report. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of the registrant’s fiscal year.

CoreLogic, Inc.

PART I

Item 1. Business

The Company

We are a leading global property information, analytics, data-enabled software platforms, and services provider operating in North America, Western Europe, and Asia Pacific. Our vision is to deliver unique property-level insights that power the global real estate economy. Our mission is to empower our clients to make smarter decisions through data-driven insights.

With our data as a foundation, we provide software platforms and value-added business services that address the unique needs of the mortgage, real estate, insurance, capital, public sector, and rental property markets. The quality of our software platforms and services is distinguished by our broad range of data assets and our experience in aggregating, organizing, normalizing, processing, and delivering data on a large-scale basis. Our structured property-specific data, consisting of over 150 million parcel records, covers 99% of the United States ("US"), includes both residential and commercial real estate data and is enriched by over 1 billion historical sales, mortgage, and pre-foreclosure transactions. Our consortium data covers loan level mortgage performance, appraisal, as well as mortgage application data and is in excess of 300 million records. We are also the industry's first parcel-based geocoder and have developed a proprietary spatial database covering more than 150 million parcel polygons across the US. These databases enable our clients to access detailed property insights, current and historical mortgage data, involuntary property liens and encumbrances, building construction and replacement costs, consumer credit, tenancy, location intelligence, hazard, and other natural risk factors as well as mortgage risk and portfolio performance data.

We have more than one million end-users who rely on our data and predictive decision analytics to reduce risk, enhance transparency, and improve the performance of their businesses.

We offer our clients a comprehensive national database covering real property and mortgage information, judgments and liens, building and replacement costs, parcel and geospatial data, criminal background records, eviction information, non-prime lending records, credit information, and tax information, among other data types. Using these robust datasets, we have built strong value-added analytical capabilities and business services to meet our clients’ needs for property tax processing, property valuation, mortgage and automotive credit reporting, tenancy screening, hazard risk, property risk and replacement cost, flood plain location determination, geospatial data, analytics, and related services.

We became a stand-alone public company on June 1, 2010, when we completed a transaction in which we separated from the financial services businesses of our predecessor company, The First American Corporation ("FAC") (referred to as the "Separation"). To effect the Separation, we entered into a Separation and Distribution Agreement (“Separation and Distribution Agreement”) that governs the rights and obligations of us and First American Financial Corporation ("FAFC") regarding the distribution. It also governs the on-going relationship between us and FAFC subsequent to the completion of the Separation and provides for the allocation of assets and liabilities between us and FAFC. In addition, we also entered into a Tax Sharing Agreement (“Tax Sharing Agreement”) with FAC and FAFC. FAC was incorporated in California in 1894, and as part of the Separation, we reincorporated in Delaware on June 1, 2010, changed our name to CoreLogic, Inc. and began trading on the New York Stock Exchange under the symbol “CLGX.” As used herein, the terms "CoreLogic," the "Company," "we," "our" and "us" refer to CoreLogic, Inc. and our consolidated subsidiaries, except where it is clear that the terms mean only CoreLogic, Inc. and not our subsidiaries. Our executive offices are located at 40 Pacifica, Irvine, California, 92618-7471, our telephone number is (949) 214-1000, and our website is www.corelogic.com.

Corporate Events

Dividend

In December 2019, we announced the initiation of a quarterly cash dividend to common shareholders. CoreLogic paid a cash dividend of $0.22 per share of common stock on January 24, 2020 to shareholders of record on the close of business January 10, 2020.

Business Exits & Transformation

In December 2018, we announced our intent to exit a loan origination software unit and its remaining legacy default management related platforms, as well as accelerate an appraisal management company ("AMC") transformation program. We believe these actions will expand our overall profit margins and provide for enhanced long-term organic growth trends. In September 2019, we divested our default management related platforms and received proceeds of $3.8 million. The AMC transformation was concluded in December 31, 2019. For the year ended December 31, 2019, operating revenues decreased by $61.9 million attributable to the aforementioned business exists and strategic transformation compared to 2018. We also recorded non-cash impairment charges of $47.8 million and severance expense of $5.3 million in 2019 relating to the AMC transformation program.

Acquisitions

We opportunistically acquire companies, businesses, products, and services to grow market share in the mortgage, real estate, insurance, capital, public sector, and rental property markets. We also identify opportunities that complement our strengths and/or diversify our exposure from the mortgage and real estate market.

During 2019, we completed the acquisition of National Tax Search, LLC ("NTS") for total net cash of approximately $13.2 million. This acquisition included contingent consideration of up to $7.5 million to be paid in cash by 2022, contingent upon the achievement of certain revenue targets in fiscal years 2020 and 2021. NTS is a leading provider of commercial property tax payment services and specializes in identifying potential collateral loss related to unpaid property tax, homeowner's association fees, and inaccurate flood zone determinations. The NTS acquisition increases the Company's commercial property tax offerings and is expected to drive future growth in the US. See Note 17 - Acquisitions of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further discussion.

Financing Activities

In May 2019 we amended our credit agreement (as amended, the "Credit Agreement") with Bank of America, N.A., as the administrative agent and other financial institutions. The Credit Agreement provides for a $1.8 billion five-year term loan facility (the "Term Facility"), and a $750.0 million five-year revolving credit facility (the "Revolving Facility"). The Term Facility matures, and the Revolving Facility expires, in May 2024. The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $300.0 million in the aggregate; however, the lenders are not obligated to do so. See Note 8 - Long Term Debt of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further discussion.

Technology Transformation

In September 2018, we announced the adoption of the Google Cloud Platform ("GCP") as a foundational element of our ongoing technology transformation program to further expand infrastructure capabilities and drive efficiencies. We expect to complete the initial deployment of GCP over the next 12 months. Once implemented, CoreLogic plans to leverage the capabilities of the cloud platform to achieve best-in-class system performance and reliability and to facilitate the deployment of unique business insights fueled by gold-standard data, information, and analytics. Additionally, we expect to realize significant cost efficiencies and enhanced security upon implementation.

Our Data

Our data is the foundation of many of our products, platforms, and services, and can generally be categorized as property information, mortgage information, and consumer information. We obtain our data from a variety of sources, including but not limited to, data gathered from public sources, data contributed by our clients, and data obtained from other industry leading data aggregators.

We gather a variety of data from public sources, including electronic data and documents from federal, state, and local governments and enhance this information through advanced analytics, artificial intelligence, and machine learning, leveraging data we collect from non-public sources. This allows us to create comprehensive textual and geospatial views of each property within our coverage areas, including physical property characteristics, boundaries and tax values, current and historical ownership, voluntary and involuntary liens, tax assessments and delinquencies, replacement cost, property risk including environmental, flood, and hazard information, criminal data, building permits, local trends, and nationwide summary statistics.

Specific agreements exist which govern data contributed to our consortium data assets by our clients. These contractual arrangements provide the necessary permissions to enable us to deliver solutions across several vertical markets using the client contributed data. We structure end-user agreements to consortium data solutions to acknowledge the specific uses of the data and to provide the required levels of data privacy and protection for the consortium contributors’ data. Consortium data includes loan performance information, appraisal information, information regarding property rental and under-banked loan applications, and rental property information.

We gather property listing and tenant/landlord rental information from Boards of Realtors®, real estate agents, brokers, landlords, and owners of multi-tenant properties. We acquire appraisal and property valuation from appraisers, and license consumer credit history information from nationwide credit reporting agencies.

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

In addition to our two reporting segments, we also have a corporate group, which bears costs and expenses not allocated to our segments. More detailed financial information regarding each of our business segments is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations as well as Note 18 - Segment Information of the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of Part II of this report.

Solutions

Property Intelligence & Risk Management Solutions

Our PIRM segment delivers unique housing market and property-level insights, predictive analytics, and risk management capabilities. We have also developed proprietary technology and software platforms to access, automate, and track this information, as well as assist our clients with decision-making and compliance tools in the real estate industry, insurance industry, and the single and multifamily industry. We deliver this information directly to our clients in a standard format over the web, through hosted software platforms or in bulk data form. Our solutions include property insights and insurance and spatial solutions in North America, Western Europe, and Asia Pacific.

Our property insights combine our patented predictive analytics with our proprietary and contributed data to enable our clients to improve customer acquisition and retention, detect and prevent fraud, improve mortgage transaction cycle time and cost efficiency, identify real estate trends and neighborhood characteristics, track market performance, and increase market share. Our data is comprised of real estate information, incorporating crime, site inspection, neighborhood, document images, and other information from proprietary sources. We also offer verification of applicant income, identity, and employment services using Internal Revenue Service ("IRS") and Social Security Administration databases, as well as third-party employment data providers. Further, we maintain the leading market share of real estate listing software systems, with provisioning to more than 50% of all US and Canadian real estate agents. We also provide a full range of professional services to listing organizations and assist our clients in identifying revenue opportunities and improving member services.

Our insurance and spatial solutions provide property and casualty insurers, energy, and other markets the ability to more effectively locate, assess, and manage property-level assets and risks through location-based data, property content, proprietary workflow solutions, and analytics. In addition to the industry's first parcel-based geocoder and an industry-leading parcel database covering more than 150 million parcels across the US, we maintain critical and up-to-date information across multiple hazard databases including information on storm, land-based, fire, and even non-weather-related hazards.

Underwriting & Workflow Solutions

Our UWS segment provides comprehensive mortgage origination and monitoring solutions, including underwriting-related solutions and data-enabled valuations and appraisals. We have also developed proprietary technology and software platforms to access, automate, and track this information, as well as assist our clients with vetting and on-boarding prospects, meeting compliance regulations, and understanding, evaluating, and monitoring property values. Our UWS solutions include property tax solutions, valuation solutions, credit solutions, and flood data solutions in North America.

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

Our valuations solutions represent property valuation-related, data-driven services, and analytics combined with collateral valuation workflow technologies, which assist our clients in assessing risk of loss using both traditional and alternative forms of property valuation, driving process efficiencies, and ensuring compliance with lender and governmental regulations. We have been building collateral risk management models for more than 20 years and provide collateral information technology and solutions that automate property appraisal ordering, tracking, documentation, and review for lender compliance with government regulations.

Our credit solutions have access to one of the largest consumer and business databases, which enables us to provide credit, income, and employment verification services to the mortgage and automotive industries. We provide comprehensive information about credit history, income verification, and home address history. We normalize our data to provide a broad range of advanced business information solutions designed to reduce risk and improve business performance.

Our flood data solutions provide flood zone determinations in accordance with the US Federal legislation passed in 1994, which requires that most mortgage lenders obtain a determination of the current flood zone status at the time each loan is originated and obtain applicable updates during the life of the loan. We provide flood zone determinations primarily to mortgage lenders.

Clients

Our clients are predominantly financial services institutions in the mortgage and insurance industries. We provide our solutions to national and regional mortgage lenders, servicers, brokers, credit unions, commercial banks, investment banks, fixed-income investors, real estate agents, MLS companies, property management companies, real estate investment trusts, property and casualty insurance companies, government agencies, and government-sponsored enterprises.

Our more significant client relationships tend to be long-term in nature and we typically provide a number of different solutions to each client. Because of the depth of these relationships, we derive a significant portion of our aggregate revenue from our largest clients, with 29.8% of our 2019 operating revenues being generated by our ten largest clients. None of our clients individually accounted for greater than 10% of our operating revenues for the year ended December 31, 2019.

Competition

We offer a diverse array of specialized products and services that compete directly and indirectly with similar products and services offered by national and local providers. We believe there is no single competitor who offers the same combination of products and services that we do. Therefore, we believe that we compete with a broad range of entities.

Our PIRM segment competes with entities that provide access to data or data-based analytics products and services as part of their product offerings, including Black Knight, Inc., which provides real estate information, analytics, valuation-related services, and other solutions; ATTOM Data, which provides public records data; FAC, which provides real estate, home ownership and property data; Verisk Analytics, Inc., which provides data and risk assessment in the insurance and financial services industries, as well as RealPage, Inc. and Yardi Systems, Inc., which provide services in the multifamily residential industry. We also compete with departments within financial institutions that utilize internal resources to provide similar analytics and services on a captive basis. We compete based on the breadth and quality of our data sets, the exclusive nature of some of our key data sets, the quality and effectiveness of our products, and the integration of our platforms into client systems. We believe the data we offer is distinguished by quality, the broad range of our data sources (including non-public sources), the volume of records we maintain, and our ability to provide data spanning a historical period of time that exceeds comparable data sets of most of our competitors.

Our UWS segment competes with third-party providers such as Black Knight, Inc. and Lereta LLC, which provide tax and flood solutions, as well as credit and screening solutions providers such as Equifax, Inc., Credit Plus, Kroll Factual Data, Clear Capital, Solidifi, and ServiceLink, which provide valuation-related services. For these services, we compete largely based on the quality of the products and services we provide, our ability to provide scalable services at competitive prices, and our ability to provide integrated platforms. We also compete with departments within financial institutions that utilize internal resources to provide similar services on a captive basis. We generally compete with captive providers based on the quality of our products and services, the scalability of our services, cost efficiencies, and our ability to provide some level of risk mitigation.

Sales and Marketing

Our sales strategy is client-focused, and resources are primarily assigned based on client size and complexity. Several of our sales team members and subject matter experts specialize in specific solutions, products, and services. Each of our sales executives develops and maintains key relationships within each client’s business units and plays an important role in relationship management as well as developing new business. Our sales executives understand the current marketplace environment and demonstrate extensive knowledge of our clients’ internal operating structure and business needs. The depth and breadth of our relationships with our clients allows us to develop and implement solutions that are tailored to the specific needs of each client in a prompt and efficient manner.

Smaller clients, measured by revenue or geographic coverage, are primarily managed through our inside sales operations function which is responsible for working with mortgage and real estate brokers, smaller property and casualty insurance companies, fixed-income investors, appraisers, real estate agents, correspondents, and other lenders.

Several of our product and service lines have sales teams and subject matter experts who specialize in specific solutions, products, and services. These sales teams and subject matter experts work collaboratively with our sales executives and our inside sales operations to assist with client sales by combining our data, products, and data-enabled services to meet the specific needs of each client and may be assigned to assist with sales in targeted markets for certain categories of clients or for particular service groups.

Our marketing strategy is to accelerate growth by building trusted relationships with our clients and delivering superior value through unique property-related data, analytics, and data-enabled solutions. We use the most efficient methods available to successfully identify, target, educate, and engage potential and existing clients through their preferred channel of communication. Employing client-centric marketing initiatives and campaigns, we clearly articulate our value proposition to build awareness, familiarity and interest in our business solutions, demand for our products and services, as well as increase volume, quality, and velocity of sales opportunities. Our marketing activities include direct marketing, advertising, public relations, event marketing, digital marketing, social media, and other targeted activities.

Acquisitions and Divestitures

Historically, we have increased the scale of our existing businesses and entered new markets, products, and services through selective acquisitions that we believe strengthen our overall solution offerings and value proposition to clients. We continually evaluate our business mix and opportunistically seek to optimize our business portfolio through acquisitions and divestitures.

Intellectual Property

We own significant intellectual property rights, including patents, copyrights, trademarks, and trade secrets. We consider our intellectual property to be proprietary and we rely on a combination of statutory (e.g., copyright, trademark, trade secret, and patent) and contractual safeguards in an intellectual property enforcement program to protect our intellectual property rights.

We have more than 50 issued patents in the US covering business methods, software, and systems patents, principally relating to automated valuation, fraud detection, data gathering, flood detection, MLS technology, and property monitoring. We also have at least 19 patent applications pending in these and other areas in the US. In addition, we have a number of issued patents and pending patent applications internationally, including in Canada and Australia. The protection of our proprietary technology is important to our success and we intend to continue to protect those intellectual property assets for which we have expended substantial research and development capital and are material to our business.

In addition, we own more than 300 trademarks in the US and foreign countries, including the names of our products and services as well as our logos and tag lines, many of which are registered. Many of our trademarks, trade names, service marks, and logos are material to our business, as they assist our clients in identifying our products and services and the quality that stands behind them.

We own more than 1,000 registered and unregistered copyrights in the US and foreign countries, covering computer programs, reports, and manuals. We also have other literary works, including marketing materials, handbooks, presentations, and website content that are protected under common law copyright. We believe our written materials are essential to our business as they provide our clients with insight into various areas of the financial and real estate markets in which we operate.

Our research and development activities focus primarily on the design and development of our analytical tools, software applications, and data sets. We expect to continue our practice of investing in the development of new software applications and systems in response to the market and client needs we identify through client input collected in meetings, phone calls, and web surveys. We also assess opportunities to integrate existing data sets to enhance our products' effectiveness.

In order to maintain control of our intellectual property, we enter into license agreements with our clients, granting rights to use our products and services, including our software and databases. We also audit our clients from time to time to ensure compliance with our agreements. This helps to maintain the integrity of our proprietary intellectual property and to protect the embedded information and technology contained in our solutions. As a general practice, employees, contractors, and other parties with access to our proprietary information enter into agreements that prohibit the unauthorized use or disclosure of our proprietary rights, information, and technology.

Information Technology

Information technology is a significant focus area and we maintain a long-term strategic technology plan which is reassessed annually. Our existing technology infrastructure is a private, dedicated cloud-based computing environment hosted in primary and secondary technology centers owned and managed by the NTT Data Corporation ("NTT"). Additionally, we have begun the process of modernizing a number of our legacy solutions to take full advantage of the dynamic scaling offered by the Google Cloud Platform using the Pivotal Cloud Foundry ("PCF") Platform as a Service ("PaaS") capability to ensure we maintain the flexibility to operate our products and services on any public cloud platform in the future.

We maintain an innovation development center ("IDC") to develop, enhance and expand our next generation cloud-agnostic IDC platform on which new products can be rapidly built, scaled, modified, and deployed. In addition, the IDC plays a leading role in research and development in the areas of employing hardware advancements, data and analytics, mobility, voice, and the application of artificial intelligence and machine learning ("AI/ML"). We supplement the IDC with a number of strategic alliances.

Technology Operations

In conjunction with NTT and Google, we operate a computing technology environment intended to allow us to provide flexible systems at all times, enabling us to deliver increased capacity as needed or when client needs demand increased speed of delivery. Our current mainstream private, dedicated cloud computing environment hosted by NTT is designed to enable us to deliver secure and compliant data, analytics, and services to support client needs. We have also completed the development of an advanced cloud operating model that provides a fully automated, tightly controlled, and highly secured environment for the products and services we will be operating on GCP as we transition to the Google public cloud. This network of systems, combined with enterprise-level service operations, positions us as a leading property insights provider to the financial services market. Our platforms store, process, and deliver our data and proprietary technologies that are the foundation of our business and critical to the development of our solutions. Additionally, our unified network architecture allows us to operate multiple systems as a single resource capable of delivering subsets of our applications, data, and analytics as compelling combined solutions to our clients.

Security

Leveraging the National Institute of Standards and Technology and Cybersecurity Framework, we have deployed a wide range of physical and digital security measures, along with a formal governance program to protect the security of our information technology infrastructure, personnel, and data. Our security team is responsible for establishing corporate information security policies, performing 24/7 security operations, maintaining information security awareness, and ensuring enterprise IT compliance. Both our technology managers and NTT’s technology infrastructure managers are Information Technology Infrastructure Library ("ITIL") certified. NTT is contractually obligated to comply with our information security policies and procedures, and our new cloud operating model that we use for those products and services that have already been refactored to operate on GCP automatically enforces compliance with our information security policies. Our digital security framework for both our NTT and GCP computing environments provides layered protection designed to secure both active and inactive virtual machines in the data centers we use. This approach enables dedicated virtual machines to regularly scan all of our systems. These measures help to detect and prevent intrusions, monitor firewall integrity, inspect logs, catch and quarantine malware, and prevent data breaches. Our physical and digital security solutions run in tandem, enabling us to better identify suspicious activities and implement preventive measures

Regulation

We are subject to a number of US federal, state and local, and foreign laws and regulations that involve various aspects of our businesses. Failure to satisfy those legal and regulatory requirements, or the adoption of new laws or regulations, could have a significant negative impact on our ability to provide certain products and services or could result in the imposition of fines or penalties or the incurrence of damages. US federal, state and local, and foreign laws and regulations are evolving and can be subject to significant change. There are also a number of legislative proposals pending before the US Congress, various state legislative bodies, and foreign governments concerning consumer and data protection that could affect us. In addition, the application and interpretation of these laws and regulations are often uncertain. These laws are enforced by regulatory agencies or other enforcement bodies in the jurisdictions where we operate and, in some instances, also through private civil litigation. Among the more significant areas of regulation for our business are the following:

US Consumer Financial Regulations and Data Protection

Our US operations are subject to numerous laws and regulations governing the collection, protection and use of consumer data and other information, and provide for sanctions for the misuse of such information or unauthorized access to data. The laws and regulations that affect our US operation include, but are not limited to, the following:

•
Fair Credit Reporting Act (“FCRA”). The FCRA governs the practices of consumer reporting agencies that are engaged in the business of collecting and analyzing certain types of information about consumers, including credit eligibility information. The FCRA also governs the submission of information to consumer reporting agencies, the access to and use of information provided by consumer reporting agencies, and the ability of consumers to access and dispute information held about them. Some of our services are subject to regulation under the FCRA. Violation of the FCRA can result in civil and criminal penalties and the FCRA contains an attorney fee shifting provision to provide an incentive for consumers to bring individual or class action lawsuits for violations of the FCRA. Regulatory enforcement of the FCRA is under the purview of the US Federal Trade Commission, the Consumer Financial Protection Bureau (“CFPB”), and state attorneys general, acting alone or in concert with one another. Many states have also enacted laws with requirements similar to the FCRA. Some of these state laws impose additional, or more stringent, requirements than the FCRA.

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

•
Gramm-Leach-Bliley Act ("GLBA"). The GLBA regulates the sharing of non-public personal financial information held by financial institutions and applies indirectly to companies that provide services to financial institutions. In addition to regulating information sharing, the GLBA requires that non-public personal financial information be safeguarded using physical, administrative, and technological means. Certain of the non-public personal information we hold is subject to protection under the GLBA.

•
Privacy Laws. The privacy and protection of consumer information remains a developing area and we continue to monitor legislative and regulatory developments at the federal, state, and local levels. In addition to the GLBA, we expect that there will continue to be enhanced state and/or federal regulation in the area of financial and consumer data privacy, including regulation similar to the California Consumer Privacy Act (“CCPA”). Such regulation may impose additional registration requirements and/or require us to make new disclosures to consumers about our data collection, use, and sharing practices and afford consumers new abilities to opt out of certain data sharing with third parties. Any such additional regulation could significantly impact some of our business practices.

•
Data Security. Federal and state laws also impose requirements relating to the security of information held by us. For our businesses that involve the collection, processing, and distribution of personal public and non-public data, certain of their solutions and services are subject to regulation under federal, state, and local laws in the US and, to a lesser extent, foreign countries. These laws impose requirements regarding the collection, protection, use, and distribution of some of the data we have, and provide for sanctions and penalties in the event of violations of these requirements. In addition, certain state laws may impose breach notice responsibilities in the event of the loss of data due to third-party security breaches, employee error, or other events resulting in persons gaining unauthorized access to our data (including, in some cases, for losses that are incurred through our clients’ errors or systems). Some of these laws require additional data protection measures over and above the GLBA data safeguarding requirements. If data within our system is compromised by a breach, we may be subject to provisions of various state security breach laws. All states have adopted data security breach laws that require notice be given to affected consumers in the event of a breach of personal information, and in some cases the provision of additional benefits such as free credit monitoring to affected individuals. In addition, the CCPA provides consumers with a private right of action under certain circumstances if their personal information is subject to a breach. If data within our system is compromised by a breach, we may be subject to provisions of these various state security breach laws.

•
Real Estate Settlement Procedures Act (“RESPA”). RESPA is enforced by the CFPB and generally prohibits the payment or receipt of fees or any other item of value for the referral of real estate-related settlement services. RESPA also prohibits fee shares or splits or unearned fees in connection with the provision of residential real estate settlement services, such as mortgage brokerage services and real estate brokerage services. Notwithstanding these prohibitions, RESPA permits payments for goods furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods or services provided. Our mortgage origination-related businesses that supply credit reports, flood and tax solutions, valuation products, and all other settlement services to residential mortgage lenders are structured and operated in a manner intended to comply with RESPA and related regulations.

•
Real estate appraisals and automated valuation models (“AVMs”) are subject to federal and state regulation. The Dodd-Frank Act implemented rules and guidance thereunder, and inter-agency guidance jointly issued by the federal financial institution regulators have expanded regulation of these activities. Regulations address appraisals, AVMs, and other forms of property value estimates, which are subject to explicit and detailed regulations including licensing, pricing, and quality control requirements. In addition, creditors are required to disclose information to applicants about the purpose, and provide consumers with a free copy, of any appraisal, AVM or other estimate of a home's value developed in connection with a residential real estate mortgage loan application.

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

International Consumer Financial Regulations and Data Protection

We are subject to consumer and data protection laws and regulations in the foreign countries where we conduct business. We conduct business in several international jurisdictions, including Australia, New Zealand, Canada, United Kingdom, and various countries in Europe. Principal regulatory bodies and regulatory laws that impact our international operations include the Office of the Australian Information Commissioner, the agency with direct responsibility for administering the Australian Privacy Principles and Part IIIA of the Privacy Act 1988, and the Office of the Privacy Commissioner of New Zealand, which issued the Credit Reporting Privacy Code 2004. We are also subject to the European Union Data Protection Regulation, commonly known as GDPR, which places certain obligations on companies processing and controlling data on individuals in the EU and prohibits the transfer of personal information from the EU to other countries whose laws do not protect personal data to an adequate level of privacy or security. In Canada, we are subject to the Personal Information Protection and Electronic Documents Act of 2000, as well as substantially similar provincial laws enacted in Alberta, British Columbia, and Quebec. In addition to the above-mentioned regulations, we are subject to a variety of international consumer protection, privacy, data security and notification laws and regulations in each foreign jurisdiction in which we operate that may relate to our business or affect the demand for our products and services.

Compliance with current and future laws and regulations relating to our businesses, including consumer protection laws and regulations and international regulations, could have a material adverse effect on us and activities related to ongoing compliance will likely increase our compliance costs.

Employees

As of December 31, 2019, we had approximately 5,100 employees, of which approximately 4,200 were employed in the US and 900 outside the US.

Available Information

We are required to file annual, quarterly and current reports, proxy statements, and other information with the US Securities and Exchange Commission ("SEC"). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at http://www.sec.gov.

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

Item 1A. Risk Factors.

Risks Related to Our Business

A cyber-based attack, data corruption, network security breach, or inability to secure the electronic transmission of sensitive data could have a material adverse effect on our business and reputation.

We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit, and store electronic information. We have experienced cyber-based attacks and security breaches of varying degrees to our infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers, spoofed or manipulated electronic communications and similar breaches, which have in the past, and may in the future, create system disruptions, shutdowns or unauthorized disclosure of confidential information, including non-public personal information and consumer data, or loss of other company assets. Unauthorized access, including through use of fraudulent schemes such as "phishing", could jeopardize the security of information stored in our systems. In addition, malware or viruses could jeopardize the security of information stored or used in a user's computer. Insider or employee cyber and security threats are also a significant concern. Despite our physical security, implementation of technical controls and contractual precautions to identify, detect, and prevent the unauthorized access to and alteration and disclosure of our data, we cannot protect the systems that access our services and databases from all compromises or disruptions, whether as a result of criminal conduct, distributed denial of service attacks or other advanced persistent attacks by malicious actors, including hackers, nation states and criminals, breaches due to employee error or malfeasance, or other disruptions. Several highly publicized data incidents and cyberattacks have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems. Cyber attackers are also developing increasingly sophisticated systems and means to not only attack systems, but also to evade detection or to obscure their activities. If we are unable to protect against, mitigate, or timely respond to cyber-based attacks or other security or privacy breaches, our operations could be disrupted, or we may suffer loss of reputation, financial loss, lawsuits, or other regulatory restrictions or penalties.

Data security and integrity concerns have caused a growing number of legislative and regulatory bodies to impose consumer notification and other requirements in the event that consumer information is accessed by unauthorized persons and additional regulations regarding the use, access, accuracy, and security of such data are possible. In the US, federal and state laws provide for a regulatory landscape of disparate notification regimes and, therefore, regulatory compliance in the event of unauthorized access would be expensive and difficult. Failure to comply with these regulations could subject us to regulatory scrutiny and additional liability through federal or state enforcement, reputational harm, or private class actions. Likewise, our clients are increasingly imposing more stringent contractual obligations on us relating to our information security protections. If we are unable to maintain protections and processes at a level commensurate with that required by our clients, it could negatively affect our relationships with those clients or increase our operating costs.

We rely on the ability to access data from external sources at reasonable terms and prices.

We rely extensively upon data from a variety of external sources to maintain our proprietary and non-proprietary databases, including data from third-party suppliers, various government and public record sources and data contributed by our clients. Our data sources could cease providing or reduce the availability of their data to us, increase the price we pay for their data, or limit our use of their data for a variety of reasons, including legislatively or judicially-imposed restrictions on use. If a significant supplier is no longer able or is unwilling to provide us with certain data, or if our public record sources of data become unavailable or too expensive, we may need to find alternative sources. If we are unable to identify and contract with suitable alternative data suppliers and efficiently and effectively integrate these data sources into our service offerings, we could experience service disruptions, increased costs, and reduced quality and availability of our services. Moreover, some of our data suppliers compete with us in certain product offerings, which may make us vulnerable to unpredictable price increases from them and they may elect to stop providing data to us. Significant price increases could have a material adverse effect on our operating margins and our financial position, in particular if we are unable to arrange for substitute replacement sources of data on favorable economic terms. There can be no assurance that we would be able to obtain data from alternative sources if our current sources become unavailable. Loss of such access or the availability of data in the future on commercially reasonable terms or at all may reduce the quality and availability of our services and products, which could have a material adverse effect on our business, financial condition, and results of operations.

Some of our data suppliers face similar regulatory requirements as we do and, consequently, they may cease to be able to provide data to us or may substantially increase the fees they charge us for this data, which may make it financially burdensome or impossible for us to acquire data that is necessary to offer our products and services. Many consumer advocates, privacy advocates, and government regulators believe that existing laws and regulations do not adequately protect privacy or ensure the accuracy of consumer-related data. As a result, such advocates and regulators are seeking further restrictions on the dissemination or commercial use of personal information to the public and private sectors as well as contemplating requirements relative to data accuracy and the ability of consumers to opt to have their personal data removed from databases such as ours. Any future laws, regulations, or other restrictions limiting the dissemination or use of personal information may reduce the quality and availability of the data necessary for our products and services, which could have a material adverse effect on our business, financial condition, and results of operations.

Systems interruptions may impair the delivery of our products and services.

We depend on reliable, stable, efficient, and uninterrupted operation of our technology network, systems, and data centers to provide service to our clients. System interruptions may impair the delivery of our products and services, resulting in a loss of clients and a corresponding loss in revenue. Our technology infrastructure runs primarily in a private dedicated cloud-based environment hosted in NTT's technology center in Quincy, WA and we are in the process of transitioning to a cloud-based environment hosted by GCP. We cannot be sure that certain systems interruptions or events beyond our control, including issues with NTT's technology center or our third-party network and infrastructure providers, in connection with our upgrading or changing key systems, or the transition to the GCP, will not interrupt or terminate the delivery of our products and services to our clients. These interruptions also may interfere with our suppliers' ability to provide necessary data to us and our employees' ability to attend to work and perform their responsibilities. Any of these possible outcomes could result in a loss of clients or a loss in revenue, which could have a material adverse effect on our business or results of operations.

We are subject to significant government regulations.

Our business is subject to various federal, state, local, and foreign laws and regulations. See Item 1. Business - “Regulation” in this Form 10-K for a summary of the material US and foreign consumer and data protection laws and regulations to which we are subject. These laws and regulations are complex, change frequently and may become more stringent over time. Our failure to comply with applicable laws and regulations could restrict our ability to provide certain services or result in the imposition of fines and penalties, substantial regulatory and compliance costs, litigation expense, adverse publicity, and loss of revenue. We incur, and expect to continue to incur, significant expenses in our attempt to ensure compliance with these laws.

Public concern is high with regard to the collection, use, accuracy, correction, and sharing of personal information, including Social Security numbers, dates of birth, financial information, and other behavioral data. In addition, many consumer advocates, privacy advocates, legislatures, and government regulators believe that existing laws and regulations do not adequately protect consumer privacy and have become increasingly concerned with the collection and use of personal information. Highly publicized data incidents have resulted in significantly increased legislative and regulatory activity at the federal and state levels as lawmakers and regulators continue to propose a wide range of further restrictions on the collection, dissemination or commercial use of personal information, information security standards, data security incident disclosure standards. Because our databases include certain public and non-public personal information concerning consumers, we are subject to government regulation and potential adverse publicity concerning our use of consumer data. We acquire, store, use, and provide many types of consumer data and related services, some of which are subject to regulation under the FCRA, the GLBA, the CCPA and the Driver's Privacy Protection Act and, to a lesser extent, various other federal, state, and local laws and regulations. These laws and regulations are designed to protect the privacy of consumers and to prevent the unauthorized access and misuse of personal information in the marketplace. The CCPA, for example, which became effective January 1, 2020, imposes new obligations on certain companies doing business in California with respect to the personal information of California residents. This includes new notice and privacy policy requirements, and new obligations to respond to requests to know and access to personal information, to delete personal information, and to say no to the sale of personal information. We expect that there will be enhanced state and/or federal regulation in the area of financial and consumer data privacy, including regulations similar to the GDPR, a data protection and privacy law in the European Union that became effective in 2018, and the CCPA. Compliance with these laws may impose significant regulatory burdens and costs on us. Further, a growing number of legislative and regulatory bodies have adopted consumer notification and other requirements in the event that consumer information is accessed by unauthorized persons and additional regulations regarding the use, access, accuracy, and security of such data are possible. In the US, state laws provide for disparate notification regimes. In addition, if our practices or products are deemed to be an invasion of privacy, whether or not consistent with current or future regulations and industry practices, we may be subject to public criticism, private class actions, reputational harm, or claims by regulators, which could disrupt our business and expose us to increased liability. Our failure to comply with these laws, or any future laws or regulations of a similar nature, could result in substantial regulatory penalties, litigation expense, and loss of revenue.

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

These laws and regulations as well as laws and regulations in the various states or in other countries could limit our ability to pursue business opportunities we might otherwise consider engaging in, impose additional costs or restrictions on us, result in significant loss of revenue, impact the value of assets we hold, or otherwise significantly adversely affect our business. Any failure by us to comply with applicable laws or regulations could also result in significant liability to us, including liability to private plaintiffs as a result of individual or class action litigation, or may result in the cessation of our operations or portions of our operations or impositions of fines and restrictions on our ability to carry on or expand our operations. Our operations could also be negatively affected by changes to laws and regulations and enhanced regulatory oversight of our clients and us. These changes may compel us to change our prices, may restrict our ability to implement price increases, and may limit the manner in which we conduct our business or otherwise may have a negative impact on our ability to generate revenues, earnings, and cash flows. If we are unable to adapt our products and services to conform to the new laws and regulations, or if these laws and regulations have a negative impact on our clients, we may experience client losses or increased operating costs, and our business and results of operations could be negatively affected.

Our revenue is affected by the strength of the economy, interest rate environment and the housing market generally.

A significant portion of our revenue is generated from solutions we provide to the mortgage, consumer lending, and real estate industries and, as a result, a weak economy or housing market or adverse changes in the interest rate environment may adversely affect our business. A large portion of our client base suffers when financial markets experience volatility, illiquidity, and disruption, which has occurred in the past and which could reoccur, and any future disruptions of the financial markets presents considerable risks to our business and revenue. The volume of mortgage origination and residential real estate transactions is highly variable. Reductions in these transaction volumes have had, and will continue to have, a direct impact on certain portions of our revenues and may materially adversely affect our business. Negative economic conditions or increasing interest rate environments has resulted, and may continue to result, in fluctuations in volumes, pricing, and operating margins for our services. If our clients in the mortgage consumer lending and real estate industries experience economic hardship, in particular if these clients go bankrupt or otherwise exit certain businesses, it may negatively impact our revenue, earnings, and liquidity.

We rely on our top ten clients for a significant portion of our revenue.

Our ten largest clients generated approximately 29.8% of our operating revenues for the year ended December 31, 2019, although none of our largest clients individually accounted for greater than 10% of our operating revenues for that period. We expect that a limited number of our clients will continue to represent a significant portion of our revenues for the foreseeable future, and that our concentration of revenue may continue to be significant or increase. These clients face continued pressure in the current economic and regulatory climate. Many of our relationships with these clients are long-standing and are important to our future operating results, but there is no guarantee that we will be able to retain or renew existing agreements or maintain our relationships on acceptable terms or at all. In addition, in response to increased regulatory oversight, clients in the mortgage lending industry may have internal policies that require them to use multiple vendors or service providers, thereby causing a diversification of revenue among many vendors. Deterioration in or termination of any of these relationships, including through vendor diversification policies or merger or consolidation among our clients, could significantly reduce our revenue and could adversely affect our business, financial condition, and results of operations. In addition, certain of our businesses have higher client concentration than our company as a whole. As a result, these businesses may be disproportionately affected by declining revenue from, or loss of, a significant client.

We operate in a competitive business environment that is impacted by technology advancements or new product development.

The markets for our products and services are intensely competitive. Our competitors vary in size and in the scope and breadth of the services they offer. We compete for existing and new clients against both third parties and the in-house capabilities of our clients. Many of our competitors have substantial resources. Some have widely-used technology platforms that they seek to use as a competitive advantage to drive sales of other products and services. In addition, we expect that the markets in which we compete will continue to attract new competitors and new technologies. These competitors and new technologies may be disruptive to our existing technology or service offerings, resulting in operating inefficiencies and increased competitive pressure. In order to compete with current and future technologies, we must continuously improve our network operating systems, programming tools, programming languages, operating systems, data matching, data filtering, and other database technologies. These improvements, as well as changes in client preferences or regulatory requirements, may require changes in the technology used to gather and process our data and deliver our services. Our future success will depend, in part, upon our ability to internally develop and implement new and competitive technologies, respond to changing client needs and regulatory requirements, and transition clients and data sources successfully to new interfaces or other technologies.

In addition, many of our products and services compete within markets characterized by frequent new product and service introductions and changing industry standards. Without the timely introduction of new products and services, our products and services could become commercially obsolete over time, in which case our revenue and operating results would suffer. The success of our new products and services will depend on several factors, including our ability to properly identify client needs; innovate and develop new technologies, services, and applications; successfully commercialize new products and services in a timely manner; produce and deliver our products in sufficient volumes on time; differentiate our offerings from competitor offerings; price our products competitively, including taking into account changes in sales and use tax laws; and anticipate our competitors’ development of new products, services, or technological innovations.

We cannot provide assurance that there will be market demand for our future product offerings or that we will successfully implement new technologies, cause clients or data furnishers to implement compatible technologies or adapt our technology to evolving client, regulatory and competitive requirements. We also cannot guarantee that we will be able to effectively allocate capital to new product development to create competitive products, as compared to our peers and new market entrants. Failure to launch new and differentiated products will have an adverse effect on our growth and our business. If we fail to respond, or fail to cause our clients or data furnishers to respond, to changes in technology, regulatory requirements or client preferences, the demand for our services, the delivery of our services or our market reputation could be adversely affected.

Our reliance on outsourcing arrangements subjects us to risk and may disrupt or adversely affect our operations.

We have outsourced various business process and information technology services to third parties, including the technology infrastructure management services agreement we entered into with NTT and the outsourcing arrangements we entered into with a subsidiary of Cognizant Technology Solutions and an affiliate of EPAM Systems. Although we have service-level arrangements with our providers, we do not ultimately control their performance, which may make our operations vulnerable to their performance failures. In addition, the failure to adequately monitor and regulate the performance of our third-party vendors could subject us to additional risk. Reliance on third parties also makes us vulnerable to changes in the vendors’

business, financial condition, and other matters outside of our control, including their violations of laws or regulations which could increase our exposure to liability or otherwise increase the costs associated with the operation of our business. The failure of our outsourcing partners to perform as expected or as contractually required could result in significant disruptions and costs to our operations and to the services we provide to our clients, which could materially and adversely affect our business, client relationships, financial condition, operating results, and cash flow.

Certain outsource arrangements contemplate the utilization of lower-cost labor outside the US in countries such as India, Poland, Ukraine, Mexico, and the Philippines. It is possible that the countries where our outsourcing vendors are located may be subject to higher degrees of political and social instability than the US and may lack the infrastructure to withstand political unrest or natural disasters. Such disruptions could impact our ability to deliver our products and services on a timely basis, if at all, and to a lesser extent could decrease efficiency and increase our costs. Fluctuations of the US dollar in relation to the currencies used and higher inflation rates experienced in these countries may also reduce the savings we planned to achieve. Furthermore, the practice of utilizing labor based in foreign countries has come under increased scrutiny in the US and, as a result, many of our clients may require us to use labor based in the US. We may not be able to pass on the increased costs of higher-priced US-based labor to our clients, which ultimately could have an adverse effect on our results of operations.

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

We have acquired and expect to continue to acquire, on an opportunistic basis, companies, businesses, products and services. These activities may increase our expenses, and the expected results, synergies, and growth from these initiatives may not materialize as planned. While management believes that acquisitions will improve our competitiveness and profitability, no assurance can be given that acquisitions will be successful or accretive to earnings. For a description of our recent acquisitions, see Note 17 - Acquisitions of the Notes to the Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

We may have difficulty integrating our completed or any future acquisitions into our operations, including implementing controls, procedures, and policies. If we fail to properly integrate acquired businesses, products, technologies, and personnel, it could impair relationships with employees, clients and strategic partners, distract management attention from our core businesses, result in control failures and otherwise disrupt our ongoing business and harm our results of operations. We also may not be able to retain key management and other critical employees after an acquisition. Although part of our business strategy may include growth through strategic acquisitions, we may not be able to identify suitable acquisition candidates, obtain the capital necessary to pursue acquisitions or complete acquisitions on satisfactory terms in the future.

In addition, we have substantial investments in recorded goodwill as a result of prior acquisitions, and an impairment of these investments would require a write-down that would reduce our net income. Goodwill is assessed for impairment annually or sooner if circumstances indicate a possible impairment. Factors that could lead to impairment of goodwill include significant under-performance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization and negative industry or economic trends. In the event that the book value of goodwill is impaired, any such impairment would be charged against earnings in the period of impairment. Possible future impairment of goodwill may have a material adverse effect on our business, financial condition, and results of operations.

We operate our business in international markets.

In 2019, we derived approximately 10% of our revenues from our operations outside of the US and we intend to continue to expand our international operations. We expect to continue to add personnel internationally to expand our abilities to deliver differentiated services to our international clients. Expansion into international markets may require significant resources and management's attention and will subject us to new regulatory, economic, and political risks. There can be no assurance that our products or services will be accepted in any particular international market and we cannot provide assurance that our international expansion efforts will be successful. The results of our operations and our growth rate could be adversely affected by a variety of factors arising out of international commerce, some of which are beyond our control, including currency rate fluctuations, foreign laws and regulatory requirements, trade protection measures, increased data privacy and consumer protection regulations, difficulty in staffing and managing widespread operations, restrictions on the import and export of technologies, political and economic conditions in foreign countries, and reduced protection for intellectual property rights.

We could infringe on the proprietary rights of others.

As we continue to develop and expand our products and services, we may become increasingly subject to infringement claims from third parties such as non-practicing entities, software providers, and suppliers of data. Likewise, if we are unable to maintain adequate controls over how third-party software and data are used, we may be subject to claims of infringement. Any claims, whether with or without merit, could:

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

Our success depends, in part, upon our intellectual property rights. We rely primarily on a combination of patents, copyrights, trade secrets, and trademark laws and nondisclosure and other contractual restrictions on copying, distribution and creation of derivative products to protect our proprietary technology and information. This protection is limited, and our intellectual property could be used by others without our consent. In addition, patents may not be issued with respect to our pending or future patent applications, and our patents may not be upheld as valid or may not prevent the development of competitive products. Any infringement, disclosure, loss, invalidity of, or failure to protect our intellectual property could negatively impact our competitive position, and ultimately, our business. Moreover, litigation may be necessary to enforce or protect our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation could be time-consuming, result in substantial costs and diversion of resources and could harm our business, financial condition, results of operations, and cash flows.

Our level of indebtedness could adversely affect our financial condition and prevent us from complying with our covenants and obligations under our outstanding debt instruments.

As of December 31, 2019, our total debt was approximately $1.7 billion and we had unused commitments of approximately $750.0 million under our Revolving Facility. Subject to the limitations contained in the Credit Agreement governing our credit facilities and our other debt instruments, we may incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other general corporate purposes. If we do so, the risks related to our level of debt could increase. Specifically, our level of debt could have important consequences to us, including increasing our vulnerability to adverse economic and industry conditions and compromising our flexibility to capitalize our business opportunities and to plan for, or react to, competitive pressures and changes in our business or market conditions.

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

These restrictions on our ability to operate our business could negatively impact our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition, or other corporate opportunities that might otherwise be beneficial to us. Our failure to comply with these restrictions could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all our debt.

We may not be able to generate sufficient cash to service all of our indebtedness.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory, and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations. If we cannot make scheduled payments on our debt, we will be in default and the lenders under our credit facilities could declare all outstanding principal and interest to be due and payable and could terminate their revolving commitments to loan money and foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.

We may not be able to attract and retain qualified management personnel.

We rely on skilled management personnel and our success depends on our ability to attract, train, and retain a sufficient number of such individuals. If our attrition rate increases, our operating efficiency and productivity may decrease. We compete for talented individuals not only with other companies in our industry, but also with companies in other industries, such as software services, engineering services, and financial services companies, and there is a limited pool of individuals who have the skills and training needed to grow our company, especially in the increasingly-regulated environment in which we operate. Increased attrition or competition for qualified management could have an adverse effect on our ability to expand our business and product offerings, as well as cause us to incur greater personnel expenses and training costs.

We share responsibility with First American for certain income tax liabilities for tax periods prior to and including the date of the Separation.

Under the Tax Sharing Agreement, by and between FAC and FAFC, dated as of June 1, 2010 we entered into in connection with the Separation transaction, we are generally responsible for taxes attributable to our business, assets and liabilities and FAFC is generally responsible for all taxes attributable to members of the FAFC group of companies and the assets, liabilities, or businesses of the FAFC group of companies. Generally, any liabilities arising from tax adjustments to consolidated tax returns for tax periods prior to and including the date of the Separation will be shared in proportion to each company's percentage of the tax liability for the relevant year (or partial year with respect to 2010), unless the adjustment is attributable to either party, in which case the adjustment will generally be for the account of such party. In addition to this potential liability associated with adjustments for prior periods, if FAFC were to fail to pay any tax liability it is required to pay under the Tax Sharing Agreement, we could be legally liable under applicable tax law for such tax liabilities and required to make additional tax payments. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of our agreed-upon share of tax liabilities.

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

In connection with the Separation, we and FAFC entered into a number of agreements that set forth certain rights and obligations of the parties post-Separation, including the Separation and Distribution Agreement, the Tax Sharing Agreement, and the Restrictive Covenants Agreement. We possess certain rights under those agreements, including without limitation indemnity rights from certain liabilities allocated to FAFC. The failure of FAFC to perform its obligations under the agreements could have an adverse effect on our financial condition, results of operations and cash flows.

In addition, the Separation and Distribution Agreement gives FAFC the right to purchase the equity or assets of our entity or entities directly or indirectly owning the real property databases that we currently own upon the occurrence of certain triggering events. The triggering events include the direct or indirect purchase of the databases by a title insurance underwriter (or its affiliate) or an entity licensed as a title insurance underwriter, including a transaction where a title insurance underwriter (or its affiliate) acquires 25% or more of us. The purchase right expires June 1, 2020. Until the expiration of the purchase right, this provision could have the effect of limiting or discouraging an acquisition of us or preventing a change of control that our stockholders might consider favorable. Likewise, if a triggering event occurs, the loss of ownership of our real property database could have a material adverse effect on our financial condition, business, and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2019, our real estate portfolio of 1.1 million square feet is comprised of leased property throughout 20 states in the US totaling approximately 1.0 million square feet, with approximately another 170,000 square feet in the aggregate in Australia, Brazil, Bulgaria, Canada, France, Germany, India, New Zealand, and the United Kingdom. Our properties range in size from a small number of properties under 1,000 square feet to our large operations center in Irving, Texas totaling approximately 328,000 square feet. The lease governing our Irving, Texas property expires in March 2032. Our corporate headquarters are located in Irvine, California, where we occupy approximately 123,000 square feet and the lease governing the property expires in July 2021. In addition, we have total land holdings of approximately 40 acres located in Texas and Mississippi.

All properties are primarily used as offices and the agreements governing the properties have varying expiration dates. The office facilities we occupy are, in all material respects, in good condition and adequate for their intended use.

Item 3. Legal Proceedings

For a description of our legal proceedings, see Note 14 - Litigation and Regulatory Contingencies and our discussion of discontinued operations within Note 2 - Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K, which disclosures are incorporated by reference in response to this item.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our common stock is listed on the New York Stock Exchange and trades under the symbol "CLGX". The approximate number of record holders of our common stock on February 24, 2020 was 2,375.

In December 2019, the Board of Directors initiated and declared a cash dividend of $0.22 per share, which was paid on January 24, 2020. We expect to make regular quarterly dividend payments for the foreseeable future. The timing, declaration and payment of future dividends, however, falls within the discretion of the Board of Directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of our businesses, restrictions imposed by applicable law, and any other factors the Board of Directors deems relevant from time to time.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2019, we did not issue any shares of our common stock in any transaction that was not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In October 2018, the Board of Directors established a new share repurchase authorization of up to $500.0 million. As of December 31, 2019, we have $391.3 million in value of shares (inclusive of commissions and fees) available to be repurchased under the plan. The stock repurchase plan has no expiration date and repurchases may be made in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan.

Under our Credit Agreement, our stock repurchase capacity is restricted to $150.0 million per fiscal year, with the ability to undertake an additional amount of repurchases in such fiscal year provided that, on a pro forma basis after giving effect to the stock repurchase, our total covenant leverage ratio does not exceed 3.50 to 1.00. While we continue to preserve the capacity to execute share repurchases under our existing share repurchase authorization, going forward we will strive to pursue a balanced approach to capital allocation and will consider the repurchase of shares of our common stock, retirement of outstanding debt, and the pursuit of strategic acquisitions on an opportunistic basis.

The following table summarizes our repurchase activity under our Board-approved stock repurchase plan for the three months ended December 31, 2019:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2019	368,200	$40.72	368,200	$401,364,478
November 1 to November 30, 2019	256,800	$39.23	256,800	$391,289,906
December 1 to December 31, 2019	—	$—	—	$391,289,906
Total	625,000	$—	625,000

(1)	Calculated inclusive of commissions.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that it is specifically incorporated by reference into such filing.

The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock with corresponding changes in the cumulative total returns of the Russell 2000 Index and two peer group indices. The comparison assumes an investment of $100 at the close of business on December 31, 2014 and reinvestment of dividends. This historical performance is not indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CoreLogic, Inc., the Russell 2000 Index,
2018 Peer Group and 2019 Peer Group
$250
$200
$150
$100
$50
$0
12/14
12/15
12/16
12/17
12/18
12/19
CoreLogic, Inc.
Russell 2000
2018 Peer Group
2019 Peer Group

The 2018 Peer Group, which was used by the Board's Compensation Committee for 2018 compensation decisions, consisted of: Black Knight Inc., Broadridge Financial Solutions, Inc., CSG Systems International Inc., Dun & Bradstreet Corporation, Equifax, Inc., Euronet Worldwide, Inc., Fair Isaac Corporation, Fidelity National Financial, Inc., First American Financial, Fleetcor Technologies, Inc., Gartner, Inc., Global Payments, Inc., Jack Henry & Associates, Inc., Paychex, Inc., TeraData Corporation, and Verisk Analytics, Inc. In 2019, the Compensation Committee adopted the 2019 Peer Group for use in 2019 compensation decisions, modifying the 2018 Peer Group to add Altisource Portfolio Solutions S.A., Fidelity National Information Services, Inc., Mgic Investment Corporation, Mr. Cooper Group, Inc., Pennymac Financial Services, Inc., Radian Group, Inc., Realogy Holdings Corporation, and Zillow Group as well as remove Broadridge Financial Solutions, Inc., Dun & Bradstreet Corporation, Paychex, Inc., and Teradata Corporation. The 2019 Peer Group more accurately and appropriately reflects our business and the industries in which we compete.

Item 6. Selected Financial Data

The selected consolidated financial data for the five-year period ended December 31, 2019 has been derived from the consolidated financial statements. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto, “Item 1—Business—Corporate Events—Acquisitions” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Consolidated Results of Operations.” The consolidated statements of operations data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016, and 2015 have been derived from financial statements not included herein.

(in thousands, except per share amounts)	For the Year Ended December 31,
Income Statement Data:	2019	2018	2017	2016	2015
Operating revenue	$1,762,235	$1,788,378	$1,851,117	$1,952,557	$1,528,110
Operating income	$165,536	$222,618	$238,618	$277,940	$202,924
Equity in earnings/(losses) of affiliates, net of tax	$555	$1,493	$(1,186)	$496	$13,720
Amounts attributable to CoreLogic:
Income from continuing operations, net of tax	$66,850	$122,451	$149,534	$109,946	$128,400
(Loss)/income from discontinued operations, net of tax	(17,470)	(587)	2,315	(1,466)	(556)
Gain/(loss) from sale of discontinued operations, net of tax	—	—	313	(1,930)	—
Net income attributable to CoreLogic	$49,380	$121,864	$152,162	$106,550	$127,844
Balance Sheet Data:
Assets of discontinued operations	$6,286	$629	$383	$662	$681
Total assets	$4,158,657	$4,168,990	$4,077,413	$3,907,534	$3,673,716
Total debt	$1,666,560	$1,779,176	$1,753,570	$1,602,047	$1,336,674
Total equity	$951,210	$1,000,498	$1,007,876	$1,002,984	$1,049,490
Dividends declared per common share of stock	$0.22	$—	$—	$—	$—
Amounts attributable to CoreLogic:
Basic income/(loss) per share:
Income from continuing operations, net of tax	$0.84	$1.51	$1.79	$1.26	$1.44
(Loss)/income from discontinued operations, net of tax	(0.22)	(0.01)	0.03	(0.02)	(0.01)
Gain/(loss) from sale of discontinued operations, net of tax	—	—	—	(0.02)	—
Net income attributable to CoreLogic	$0.62	$1.50	$1.82	$1.22	$1.43
Diluted income/(loss) per share:
Income from continuing operations, net of tax	$0.83	$1.49	$1.75	$1.23	$1.42
(Loss)/income from discontinued operations, net of tax	(0.22)	(0.01)	0.03	(0.02)	(0.01)
Gain/(loss) from sale of discontinued operations, net of tax	—	—	—	(0.02)	—
Net income attributable to CoreLogic	$0.61	$1.48	$1.78	$1.19	$1.41
Weighted average shares outstanding
Basic	79,885	80,854	83,499	87,502	89,070
Diluted	81,021	82,275	85,234	89,122	90,564

Item 7. Management’s Discussion and Analysis of Financial Condition and Consolidated Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation, statements regarding our future operations, financial condition and prospects, operating results, revenues and earnings, liquidity, our estimated income tax rate, unrecognized tax positions, amortization expenses, impact of recent accounting pronouncements, our cost management program, our acquisition strategy and growth plans, expectations regarding our recent acquisitions, dividends, share repurchases, the level of aggregate US mortgage originations, and the reasonableness of the carrying value related to specific financial assets and liabilities.

Our expectations, beliefs, objectives, intentions, and strategies regarding future results are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by our forward-looking statements.

We urge you to carefully consider risks and uncertainties and review the additional disclosures we make concerning risks and uncertainties that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Item 1A, “Risk Factors” in this 10-K, as such risk factors may be amended, supplemented, or superseded from time to time by other reports we file with the SEC. We assume no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Annual Report on Form 10-K.

Business Overview

We are a leading global property information, analytics, data-enabled software platforms, and services provider operating in North America, Western Europe, and Asia Pacific. Our combined data from public, contributory, and proprietary sources provides detailed coverage of property, mortgages, other encumbrances, property risk and replacement cost, consumer credit, tenancy, location, hazard risk, and related performance information. We have more than one million users who rely on our data and predictive decision analytics to reduce risk, enhance transparency, and improve the performance of their businesses.

We offer our clients a comprehensive national database covering real property and mortgage information, judgments and liens, building and replacement costs, parcel and geospatial data, criminal background records, eviction information, non-prime lending records, credit information, and tax information, among other data types. Our structured property-specific data consisting of over 150 million parcel records covers 99% of the US, includes both residential and commercial real estate data and is enriched by over 1 billion historical sales, mortgage, and pre-foreclosure transactions. Our consortium data covers loan level mortgage performance, appraisal, as well as mortgage application data and is in excess of 300 million records. We are also the industry's first parcel-based geocoder and have developed a proprietary spatial database covering more than 150 million parcel polygons across the US. We believe the quality of the data we offer is distinguished by our broad range of data sources and our experience in aggregating, organizing, normalizing, processing, and delivering data to our clients.

With our data as a foundation, we have built strong analytics capabilities and a variety of value-added business services to meet our clients’ needs for property tax processing, property valuation, mortgage and automotive credit reporting, tenancy screening, hazard risk, property risk and replacement cost, flood plain location determination, other geospatial data, analytics, and related services.

Overview of Business Environment and Company Developments

Business Environment

The volume of US mortgage loan originations serves as a key market driver for more than half of our business. We believe the volume of real estate and mortgage transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, housing supply, employment levels, and the overall state of the US economy. We believe mortgage origination unit volumes increased by approximately 10% in 2019 relative to 2018, primarily due to significantly higher mortgage refinance volumes in the second half of 2019, resulting from lower interest rates which favorably impacted overall mortgage volumes. Going forward, we expect 2020 mortgage unit volumes to be flat relative to 2019 levels as lower interest rates are expected to enable higher refinance volumes through the first half of 2020. Mortgage purchase volumes continue to be impacted by multiple factors such as tight inventory supply, insufficient supply of new housing stock, and affordability, all of which we expect to continue for the foreseeable future.

We generate the majority of our revenues from clients with operations in the US residential real estate, mortgage origination, and mortgage servicing markets. Approximately 29.8%, 31.3%, and 38.7% of our operating revenues for the years ended December 31, 2019, 2018 and 2017, respectively, were generated from our ten largest clients who consist of some of the largest US mortgage originators and servicers. None of our clients individually accounted for 10.0% or more of our operating revenues for the years ended December 31, 2019 and 2018. One of our clients, Bank of America, accounted for 11.1% of our operating revenues for the year ended December 31, 2017. Although both of our business segments report revenue from this client, on a relative basis, UWS has higher customer concentration.

Dividend

In December 2019, we announced the initiation of a quarterly cash dividend to common shareholders. CoreLogic paid a cash dividend of $0.22 per share of common stock on January 24, 2020 to shareholders of record on the close of business January 10, 2020.

Business Exits & Transformation

In December 2018, we announced our intent to exit a loan origination software unit and its remaining legacy default management related platforms, as well as accelerate our AMC transformation program. We believe these actions will expand our overall profit margins and provide for enhanced long-term organic growth trends. In September 2019, we divested our default management related platforms and received proceeds of $3.8 million. For the year ended December 31, 2019, operating revenues decreased by $61.9 million attributable to the aforementioned business exists and strategic transformation compared to 2018. We also recorded non-cash impairment charges of $47.8 million and severance expense of $5.3 million in 2019 relating to the AMC transformation program which concluded in December 2019.

Acquisitions

During 2019, we completed the acquisition of NTS for total net cash of approximately $13.2 million, which was paid with available cash. This acquisition included contingent consideration of up to $7.5 million to be paid in cash by 2022, contingent upon the achievement of certain revenue targets in fiscal years 2020 and 2021. See Note 17 - Acquisitions of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further discussion.

Financing Activities

In May 2019 we amended the Credit Agreement with Bank of America, N.A., as the administrative agent and other financial institutions. The Credit Agreement provides for a $1.8 billion five-year Term Facility, and a $750.0 million five-year Revolving Facility. The Term Facility matures, and the Revolving Facility expires, in May 2024. The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $300.0 million in the aggregate; however, the lenders are not obligated to do so. See Note 8 - Long Term Debt of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further discussion.

Technology Transformation

In September 2018, we announced the adoption of the GCP as a foundational element of our ongoing technology transformation program to further expand infrastructure capabilities and drive efficiencies. We expect to complete the initial deployment of GCP over the next 12 months. Once implemented, CoreLogic plans to leverage the capabilities of the cloud platform to achieve best-in-class system performance and reliability and to facilitate the deployment of unique business insights fueled by gold-standard data, information, and analytics. Additionally, we expect to realize significant cost efficiencies and enhanced security upon implementation.

Productivity & Cost Management

In line with our on-going commitment to operational excellence and margin expansion, we achieved our cost reduction target of $20.0 million in 2019. Savings were realized through the reduction of operating costs, selling, general and administrative costs, outsourcing certain business process functions, consolidation of facilities, and other operational improvements.

Unless otherwise indicated, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K relate solely to the discussion of our continuing operations.

Consolidated Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Operating Revenues

Our consolidated operating revenues were $1.8 billion for the year ended December 31, 2019, a decrease of $26.1 million when compared to 2018, and consisted of the following:

(in thousands, except percentages)	2019	2018	$ Change	% Change
PIRM	$712,057	$705,284	$6,773	1.0%
UWS	1,062,864	1,093,846	(30,982)	(2.8)
Corporate and eliminations	(12,686)	(10,752)	(1,934)	18.0
Operating revenues	$1,762,235	$1,788,378	$(26,143)	(1.5)%

Our PIRM segment revenues increased by $6.8 million, or 1.0%, when compared to 2018. Acquisition activity contributed $46.2 million in 2019. Excluding acquisition activity, the decrease of $39.4 million was primarily due to lower property insights of $27.5 million as well as lower insurance and spatial solutions revenues of $4.2 million attributable to lower volumes. Property insights included unfavorable foreign exchange translation of $9.8 million and weaker market conditions in Australia which negatively impacted revenues by $8.9 million. Other revenues decreased by $7.7 million.

Our UWS segment revenues decreased by $31.0 million, or 2.8%, when compared to 2018. Acquisition activity contributed $13.2 million in 2019. Excluding acquisition activity, the decrease of $44.2 million was primarily due to lower credit solutions revenues of $21.8 million attributable to lower volumes. Additionally, our valuation solutions and other revenues reflect the impact of our business exits and transformation initiatives which lowered our segment revenues by approximately $61.9 million offset by higher market volumes of $24.9 million. Refer to "Business Exits & Transformation" for further details. Further, tax solutions was also impacted by a discrete prior year benefit of accelerated revenue recognition of approximately $23.7 million. These decreases were partially offset by higher market volumes, which increased flood data solutions revenues by $11.4 million and tax solutions revenue by $3.2 million.

Our corporate and eliminations revenues were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services (exclusive of depreciation and amortization)

Our consolidated cost of services was $880.1 million for the year ended December 31, 2019, a decrease of $41.3 million, or 4.5%, when compared to 2018. Acquisition activity contributed $26.8 million of additional cost in 2019. Excluding acquisition activity, the decrease of $68.1 million was primarily due to lower operating revenues and favorable product mix.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $480.9 million for the year ended December 31, 2019, an increase of $36.3 million, or 8.2%, when compared to 2018. Acquisition activity contributed an increase of $23.6 million in 2019. Excluding acquisition activity, the increase of $12.7 million was primarily due to higher productivity-related investments of $16.8 million, higher severance expense of $4.7 million, and higher personnel-related costs of $7.1 million, partially offset by lower outsourced services of $13.0 million, and lower other expenses of $2.9 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $187.7 million for the year ended December 31, 2019, a decrease of $4.3 million, or 2.2%, when compared to 2018. Excluding acquisition activity of $6.6 million, the decrease of $10.9 million is primarily due to assets that were fully impaired during the current year.

Impairment Loss

Our consolidated impairment loss totaled $47.9 million for the year ended December 31, 2019, an increase of $40.2 million when compared to 2018, representing current year write-offs of client lists of $32.3 million, software of $12.3 million, and licenses of $3.3 million related to the transformation of our AMC business in 2019, offset by prior year impairment charges related to software of $7.7 million.

Operating Income

Our consolidated operating income was $165.5 million for the year ended December 31, 2019, a decrease of $57.1 million, or 25.6%, when compared to 2018, and consisted of the following:

(in thousands, except percentages)	2019	2018	$ Change	% Change
PIRM	$71,834	$86,784	$(14,950)	(17.2)%
UWS	220,421	239,219	(18,798)	(7.9)
Corporate and eliminations	(126,719)	(103,385)	(23,334)	22.6
Operating income	$165,536	$222,618	$(57,082)	(25.6)%

Our PIRM segment operating income decreased by $15.0 million, or 17.2%, for the year ended December 31, 2019, when compared to 2018. Excluding acquisition activity of $1.7 million, operating income decreased by $13.3 million and margins decreased by 120 basis points primarily due to lower operating revenues, partially offset by the impact of our ongoing operational efficiency programs.

Our UWS segment operating income decreased by $18.8 million, or 7.9%, when compared to 2018. Excluding acquisition-related activity of $4.1 million, operating income decreased $22.9 million and margins decreased by 127 basis points primarily due to our AMC transformation and a prior year benefit of accelerated revenue recognition, partially offset by higher market volumes, favorable product mix and the impact of our ongoing operational efficiency programs.

Corporate and eliminations had an unfavorable variance of $23.3 million, or 22.6%, primarily due to higher investments in data and technology capabilities.

Total Interest Expense, Net

Our consolidated total interest expense, net, was $76.2 million for the year ended December 31, 2019, an increase of $2.2 million, or 3.0%, when compared to 2018. The increase was primarily due to higher average outstanding principal balances in the current year. See Note 8 - Long-Term Debt for further discussion.

Tax Indemnification Release

In the current year, we recorded a $13.4 million loss related to the release of a tax indemnification receivable due to the expiration of the statutes of limitations in our principal state jurisdictions. Associated state tax reserves of $15.3 million were also released and recognized as income tax benefit through the provision for income taxes.

(Loss)/Gain on Investments and Other, Net

Our consolidated loss on investments and other, net, was $0.5 million for the year ended December 31, 2019, an unfavorable variance of $18.5 million when compared to 2018. The variance was primarily due to merger and acquisition activity totaling $17.1 million, a loss of $6.6 million related to a fair value adjustment on an equity investment, and $1.5 million of unamortized debt issuance cost write-offs due to financing activities in May 2019. The aforementioned items were partially offset by current year realized gains on our supplemental benefit plans of $6.7 million.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations was $9.2 million and $45.7 million for the years ended December 31, 2019 and 2018, respectively. Our effective income tax rate was 12.2% and 27.4% for the years ended December 31, 2019 and 2018, respectively. The decrease in the effective income tax rate was primarily due to the tax benefit associated with the reversal of state tax reserves due to the expiration of the statute of limitations in our principal state jurisdictions and a prior year one-time charge for the transitions tax in connection with the Tax Cuts and Jobs Act.

Loss from Discontinued Operations, Net of Tax

Our consolidated loss from discontinued operations, net of tax was $17.5 million for the year ended December 31, 2019, primarily reflecting a $23.0 million legal settlement, prior to an associated tax benefit, resulting from an appellate court decision. The net loss of $0.6 million in 2018 results primarily from legal losses. See Note 2 - Significant Accounting Policies for further information.

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

Our PIRM segment revenues increased by $2.3 million, or 0.3%, when compared to 2017. Acquisition activity contributed $21.8 million in 2018. Excluding acquisition activity, the decrease of $19.5 million was primarily due to lower property insights of $6.5 million from lower volumes, lower insurance and spatial solutions of $6.9 million from lower weather event-related revenues, the impact of unfavorable foreign exchange translation of $3.5 million within property insights, and lower other revenues of $2.6 million.

Our UWS segment revenues decreased by $63.6 million, or 5.5%, when compared to 2017. Acquisition activity contributed $37.7 million in 2018. Excluding acquisition activity, the decrease of $101.3 million was primarily due to lower valuation solutions of $85.9 million, credit solutions of $9.6 million, flood data solutions of $4.2 million, and other revenues of $1.6 million, mainly driven by lower mortgage market unit volumes and the impact of planned vendor diversification from key appraisal management clients. We also recorded the benefit of accelerated revenue recognition of approximately $23.7 million resulting from the amendment of a long-term contract in property tax solutions, which was entirely offset by lower mortgage market unit volumes.

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

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses was $444.6 million for the year ended December 31, 2018, a decrease of $15.2 million, or 3.3%, when compared to 2017. Acquisition activity contributed an increase of $25.4 million in 2018. Excluding acquisition activity, the decrease of $40.6 million was primarily related to our ongoing operational efficiency programs, which reduced our personnel-related expenses by $36.0 million. In addition, we incurred lower legal settlement costs of $14.0 million and other expenses of $11.5 million. The decrease was partially offset by higher outsourced services of $20.9 million for initiatives and investments on data and technology capabilities.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $192.0 million for the year ended December 31, 2018, an increase of $14.2 million, or 8.0%, when compared to 2017. The increase was primarily due to acquisitions.

Impairment Loss

Our consolidated impairment loss increased $7.7 million when compared to 2017 which was due to impairment charges of software in 2018.

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

Our PIRM segment operating income decreased by $2.3 million, or 2.6%, when compared to 2017. Acquisition-related activity lowered operating income by $6.7 million in 2018 primarily due to investments on data and technology capabilities and the amortization of acquisition-related intangible assets. Excluding acquisition activity, operating income increased by $4.4 million and operating margins increased 101 basis points primarily due to lower legal settlement costs of $14.0 million, partially offset by lower operating revenues.

Our UWS segment operating income increased by $5.9 million, or 2.5%, when compared to 2017. Excluding acquisition-related activity of $6.1 million, operating income decreased $0.2 million primarily due to lower mortgage market unit volumes, unfavorable product mix and higher impairment charges on software of $7.7 million. The decrease was partially offset by the benefit of accelerated revenue recognition resulting from the amendment of a long-term contract in our property tax solutions operations. Operating margins increased 197 basis points compared to 2017.

Corporate and eliminations had an unfavorable variance of $19.5 million, or 23.3%, primarily due to higher investments on data and technology capabilities.

Total Interest Expense, Net

Our consolidated total interest expense, net was $74.0 million for the year ended December 31, 2018, an increase of $12.2 million, or 19.7%, when compared to 2017. The increase was primarily due to higher average outstanding principal balances and interest rates in 2018.

(Loss)/Gain on Investments and Other, Net

Our consolidated gain on investments and other, net was $18.0 million for the year ended December 31, 2018, a favorable variance of $25.9 million when compared to 2017. The variance is primarily due to higher 2018 gains including $13.3 million related to the purchase of the remaining interest of an equity-method investment, $3.3 million from the disposition of a long-term investment, and $1.7 million from the sale of a non-core business. Additionally, in 2017 we wrote-off unamortized debt issuance costs of $1.8 million in conjunction with financing activities as well as impaired equity method investments for $3.8 million, representing other-than temporary losses in value due to our expected inability to recover the carrying amount of the investments.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations was $45.7 million and $18.2 million for the years ended December 31, 2018 and 2017, respectively. Our effective income tax rate was 27.4% and 10.8% for the years ended December 31, 2018 and 2017, respectively. The increase in the effective income tax rate was primarily due to the enactment of the Tax Cuts and Jobs Act ("TCJA"), which resulted in a one-time charge for the transition tax in 2018 of $12.5 million and a 2017 provisional benefit of $38.0 million for remeasuring of deferred taxes. The increase was partially offset by the lower income tax rate in effect under TCJA.

Loss from Discontinued Operations, Net of Tax

Our consolidated loss from discontinued operations, net of tax was $0.6 million for the year ended December 31, 2018, an unfavorable variance of $2.9 million, when compared to 2017, due primarily to a legal settlement gain in 2017.

Liquidity and Capital Resources

Cash and cash equivalents totaled $105.2 million and $85.3 million as of December 31, 2019 and 2018, respectively, representing an increase of $19.9 million. As of December 31, 2019, our cash balances held in foreign jurisdictions totaled $39.8 million and are primarily related to our international operations. We plan to maintain significant cash balances outside the US for the foreseeable future.

Restricted cash of $10.5 million and $13.0 million at December 31, 2019 and 2018, respectively, is comprised of deposits that are pledged for various letters of credit/bank guarantees secured by us, escrow accounts due to acquisitions and divestitures as well as short-term investments within our deferred compensation plan trust.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in operating assets and liabilities. Total cash provided by operating activities was $364.2 million, $355.1 million and $385.9 million for the years ended December 31, 2019, 2018, and 2017, respectively. The increase in cash provided by operating activities in 2019 relative to 2018 was primarily due to favorable changes in working capital offset by lower net income from continuing operations, as adjusted for non-cash activities, and increased cash used in discontinued operations principally related to the impact of a 2019 legal settlement. See Note 2 - Significant Accounting Policies for further information.

The decrease in cash provided by operating activities in 2018 relative to 2017 was primarily due to unfavorable changes in working capital and a 2017 favorable legal settlement within our discontinued operations, partially offset by higher net income from continuing operations, as adjusted for non-cash activities.

Investing Activities. Total cash used in investing activities consisted primarily of capital expenditures, acquisitions, and dispositions. Cash used in investing activities was approximately $135.8 million, $308.9 million, and $268.9 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Cash used in investing activities from continuing operations during 2019 was primarily related to investments in property and equipment and capitalized data of $91.6 million and $40.0 million, respectively. Additionally, we paid net cash of $13.3 million primarily related to the NTS acquisition and made other investments of $0.7 million. These outflows were partially offset by proceeds from investments of $5.6 million as well as $4.1 million in proceeds from the sale of a business-line.

Cash used in investing activities from continuing operations during 2018 was primarily related to net cash paid for acquisitions, including eTech for $21.2 million, a la mode for $120.3 million, HomeVisit for $12.6 million, and Symbility for $66.0 million. Further, we had investments in property and equipment and capitalized data of $62.3 million and $35.1 million, respectively, proceeds from the sale of investments of $4.7 million, and $3.2 million in proceeds from the sale of a business-line.

Cash used in investing activities from continuing operations during 2017 was primarily related to net cash paid for acquisitions, including Mercury Network, LLC for $153.0 million, Myriad Development, Inc. for $22.0 million and Clareity Security, LLC for $15.0 million. Further, we had investments in property and equipment and capitalized data of $40.5 million and $35.0 million, respectively, and purchases of investments of $5.9 million.

For the year ending December 31, 2020, we anticipate investing between $90 million and $110 million in capital expenditures for property and equipment and capitalized data. Capital expenditures are expected to be funded by a combination of existing cash balances, cash generated from operations, or additional borrowings under our Revolving Facility.

Financing Activities. Total cash used in financing activities was $211.2 million, $82.7 million, and $73.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Net cash used in financing activities during 2019 was primarily comprised of repayment of long-term debt of $1.9 billion, share repurchases of $86.7 million, debt issuance costs of $9.6 million partially offset by proceeds from debt issuance of $1.8 billion, and net settlements from share-based compensation related transactions of $0.1 million.

Net cash used in financing activities during 2018 was primarily comprised of repayment of long-term debt of $173.2 million and share repurchases of $109.1 million, partially offset by proceeds from debt issuance of $191.3 million and net settlements from share-based compensation related transactions of $8.3 million.

Net cash used in financing activities during 2017 was primarily comprised of repayment of long-term debt of $1.8 billion, share repurchases of $207.4 million, debt issuance costs of $14.3 million, and net settlements from share-based compensation related transactions of $4.4 million, partially offset by proceeds from debt issuance of $2.0 billion.

Financing and Financing Capacity

We had total debt outstanding of $1.7 billion and $1.8 billion as of December 31, 2019 and 2018, respectively. Our significant debt instruments are described below.

Credit Agreement. In May 2019, we amended our Credit Agreement. The Credit Agreement provides for a $1.8 billion Term Facility and a $750.0 million Revolving Facility. The Term Facility matures, and the Revolving Facility expires, in May 2024. The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and/or Revolving Facility by up to $300.0 million in the aggregate; however, the lenders are not obligated to do so.

At December 31, 2019, we had borrowing capacity of $750.0 million under the Revolving Facility and were in compliance with all of our financial maintenance covenants under the Credit Agreement. However, if we have a significant increase in our outstanding debt or if our EBITDA (as defined by our Credit Agreement) decreases significantly, we may be unable to incur additional indebtedness and the lenders may be unwilling to permit us to amend the financial or restrictive covenants described above to provide additional flexibility. See Note 8 -Long Term Debt for further discussion.

During the year ended December 31, 2019, we made repurchases of $5.1 million on our debentures, exclusive of a $0.4 million premium paid which was recorded within (loss)/gain on investments and other, net, in the accompanying consolidated statement of operations.

As of December 31, 2019, and 2018, we recorded $0.4 million and $0.7 million, respectively, of accrued interest expense.

Interest Rate Swaps

We have entered into amortizing interest rate swaps (the "Swaps") in order to convert a portion of our interest rate exposure on the Credit Agreement floating rate borrowings from variable to fixed. Under the Swaps, we agree to exchange floating rate for fixed rate interest payments periodically over the life of the agreement. The floating rates in our Swaps are based on the one-month London interbank offering rate. The notional balances, terms, and maturities of our Swaps are designed to have the effect of fixing the rate of interest on at least 50% of the principal balance of our senior term debt.

As of December 31, 2019, our Swaps have a combined remaining notional balance of $1.3 billion, a weighted average fixed interest rate of 2.07% (rates range from 1.03% to 2.98%) and scheduled terminations through December 2025. As previously indicated, notional balances under our Swaps are scheduled to increase and decrease over their contract lengths based on our expectations of variable debt levels. Currently, we have scheduled notional amounts of between $1.3 billion and $1.2 billion through December 2020, then $1.1 billion and $1.0 billion through August 2022 and $400.0 million thereafter until December 2025. Approximate weighted average fixed interest rates for the aforementioned periods are 2.44%, 2.64%, and 2.95%, respectively.

Liquidity and Capital Strategy

We expect that cash flows from operations and current cash balances, together with available borrowings under our Revolving Facility, will be sufficient to meet operating requirements through the next twelve months. Cash available from operations, however, could be affected by any general economic downturn or any decline or adverse changes in our business such as a loss of clients, competitive pressures, or other significant change in business environment.

We strive to pursue a balanced approach to capital allocation and have recently initiated a dividend distribution. We will also continue to evaluate the repurchase of shares, management of outstanding debt, and pursuits of strategic acquisitions and investments on an opportunistic basis.

In October 2018, the Board of Directors established a new share repurchase authorization of up to $500.0 million of our common stock. Purchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions. During the years ended December 31, 2019, 2018, and 2017, we repurchased approximately 2.0 million, 2.3 million, and 4.6 million shares of our common stock for $86.7 million, $109.1 million, and $207.4 million, respectively, including commission costs. As of December 31, 2019, we had $391.3 million in value of shares available to be repurchased under the plan.

In December 2019, we announced the initiation of a quarterly cash dividend to common shareholders. The Company paid a cash dividend of $0.22 per share of common stock on January 24, 2020 to shareholders of record as of January 10, 2020.

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

Contractual Obligations

A summary, by due date, of our total contractual obligations at December 31, 2019, is as follows:

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Operating leases	$23,874	$35,037	$21,145	$55,285	$135,341
Long-term debt	56,022	177,974	1,444,359	9,524	1,687,879
Interest payments related to debt (1)	59,604	105,428	67,641	2,337	235,010
Total (2)	$139,500	$318,439	$1,533,145	$67,146	$2,058,230

(1)	Estimated interest payments, net of the effect of our Swaps, are calculated assuming interest rates at December 31, 2019 over minimum maturity periods specified in debt agreements.

(2)
Excludes a net liability of $10.0 million related to uncertain tax positions including associated interest and penalties, and deferred compensation of $36.9 million due to uncertainty of payment period.

Critical Accounting Policies and Estimates

Our significant accounting policies are discussed in Note 2 - Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data. We consider the accounting policies described below to be critical in preparing our consolidated financial statements. These policies require us to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses, and related disclosures of contingencies. Our assumptions, estimates, and judgments are based on historical experience, current trends, and other factors to be relevant at the time we prepare the consolidated financial statements. Although our estimates and assumptions are reasonable, we cannot determine future events. Consequently, actual results could differ materially from our assumptions and estimates.

Operating Revenue Recognition. We derive our operating revenues primarily from US mortgage lenders, servicers, and insurance companies with good creditworthiness. Operating revenue arrangements are written and specify the products or services to be delivered, pricing, and payment terms. Operating revenue is recognized when the distinct good or service (also referred as "performance obligation"), is delivered and control has been transferred to the client. Generally, clients contract with us to provide products and services that are highly interrelated and not separately identifiable. Therefore, the entire contract is accounted for as one performance obligation. At times, some of our contracts have multiple performance obligations where we allocate the total price to each performance obligation based on the estimated relative standalone selling price using observable sales or the cost-plus margin approaches.

For products or services where delivery occurs at a point in time, we recognize operating revenue when the client obtains control of the products upon delivery. When delivery occurs over time, we generally recognize operating revenue ratably over the service period once initial delivery has occurred. For certain of our products or services clients may also pay upfront fees, which we defer and recognize as operating revenue over the longer of the contractual term or the expected client relationship period.

Licensing arrangements that provide our clients with the right to access, or use, our intellectual property are considered functional licenses for which we generally recognize operating revenue based on usage. For arrangements that provide a stand-ready obligation, or, substantive updates to the intellectual property which the client is contractually or practically required to use, we recognize operating revenue ratably over the contractual term.

Client payment terms are standard with no significant financing components or extended payment terms granted. In limited cases, we allow for client cancellations for which we estimate a reserve.

See further discussion in Note 11 - Operating Revenues of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further discussion.

Purchase Accounting. The purchase method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values at the acquisition date. In most instances, there are not readily defined or listed market prices for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangible assets, in particular, is very subjective. We generally obtain third-party valuations to assist us in estimating fair values. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired and the related amortization expense.

Goodwill and Other Intangible Assets. We perform an annual impairment test for goodwill and other indefinite-lived intangible assets for each reporting unit every fourth quarter, or on an interim basis if an indicator of impairment is present. In assessing the overall carrying value of our goodwill and other intangibles, we could first assess qualitative factors to determine whether the fair value of a reporting unit is less than its carrying amount. Examples of such events or circumstances include the following: cost factors, financial performance, legal and regulatory factors, entity specific events, industry and market factors, macroeconomic conditions, and other considerations. For goodwill, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then quantitative impairment testing is performed utilizing a combination of the income and market approach. We could also elect to perform a quantitative impairment test without first assessing qualitative factors.

If the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no additional analysis is required. However, if the book value of a reporting unit is greater than the fair value, an impairment loss is recorded for the excess. The fair value of a reporting unit is judgmental and requires assumptions and estimates of many critical factors including revenue growth rates, operating margins, cash flows, market multiples, and discount rates.

For other indefinite-lived intangible assets, if we determine that it is more likely than not that the fair value of the asset is less than its carrying value, then quantitative impairment testing is performed. In assessing the fair value of indefinite-lived intangibles, we compare the fair value of the asset to its carrying value to determine if there is an impairment. If the fair value of the asset is less than its carrying value, an impairment loss is recorded. See further discussion in Note 4 – Goodwill, Net of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further discussion.

As of December 31, 2019, our reporting units related to continuing operations are PIRM and UWS. During the fourth quarter of 2019, we elected to perform a quantitative impairment test on our reporting units without first assessing qualitative factors. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, cash flows, market multiples, discount rates, among others. Key assumptions used to determine the fair value of our reporting units in our testing were: (a) expected cash flows for the period from 2020 to 2025; and (b) discount rate of 9.0%, which was based on management's best estimate of an after-tax weighted average cost of capital. We noted no indicators of impairment on our reporting units through our quantitative analysis. It is reasonably possible that changes in the facts, judgments, assumptions, and estimates used in assessing the fair value of the goodwill could cause a reporting unit to become impaired.

Income Taxes. We account for income taxes under the asset and liability method, whereby we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as expected benefits of utilizing net operating loss and credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates we expect to apply in the years in which we expect to recover or settle those temporary differences. We recognize in income the effect of a change in tax rates on deferred tax assets and liabilities in the period that includes the enactment date.

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

We evaluate the need to establish a valuation allowance based upon expected levels of taxable income, future reversals of existing temporary differences, tax planning strategies, and recent financial operations. We establish a valuation allowance to reduce deferred tax assets to the extent it is more-likely-than-not that some, or all, of the deferred tax assets will not be realized.

Share-based Compensation. Our primary means of providing share-based compensation is granting restricted stock units (“RSUs”) and performance-based restricted stock units (“PBRSUs”). The fair value of any grant is based on the market value of our shares on the date of grant and is generally recognized as compensation expense over the vesting period. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide services in exchange for the award. We utilize the Monte-Carlo simulation method to estimate the fair value for PBRSUs with market-based conditions and the Black-Scholes model to estimate the fair value of stock options. We apply the straight-line single option method of attributing the value of share-based compensation expense. As share-based compensation expense recognized in results of operations is based on awards ultimately expected to vest, share-based compensation expense has been reduced for forfeitures. Forfeitures are recognized at the time they occur. We apply the long-form method for determining the pool of windfall tax benefits.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk relates to interest-rate risk associated with certain financial instruments. We monitor our risk associated with fluctuations in interest rates and currently use derivative financial instruments to hedge some of these risks. We have entered into Swaps in order to convert a portion of our interest rate exposure on the Credit Agreement floating rate borrowings from variable to fixed. Under the Swaps, we agree to exchange floating rate for fixed rate interest payments periodically over the life of the agreement. The floating rates in our Swaps are based on the one-month London interbank offering rate. The notional balances, terms, and maturities of our Swaps are designed to have the effect of fixing the rate of interest on at least 50% of the principal balance of our senior term debt.

As of December 31, 2019, our Swaps have a combined remaining notional balance of $1.3 billion, a weighted average fixed interest rate of 2.07% (rates range from 1.03% to 2.98%) and scheduled terminations through December 2025. As previously indicated, notional balances under our Swaps are scheduled to increase and decrease over their contract lengths based on our expectations of variable debt levels. Currently, we have scheduled notional amounts of between $1.3 billion and $1.2 billion through December 2020, then $1.1 billion and $1.0 billion through August 2022 and $400.0 million thereafter until December 2025. Weighted average fixed interest rates for the aforementioned periods are approximately 2.44%, 2.64%, and 2.95%, respectively. We have designated the Swaps as cash flow hedges. See Note 8 - Long-Term Debt included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information.

As of December 31, 2019, we had approximately $1.7 billion in long-term debt outstanding, predominately all of which was variable interest rate debt. As of December 31, 2019, the remaining notional balance of the Swaps was $1.3 billion. A hypothetical 1% increase or decrease in interest rates could result in an approximately $0.9 million change to interest expense on a quarterly basis. Rising interest rates could limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.

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

To the Board of Directors and Stockholders of CoreLogic, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CoreLogic, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded National Tax Search, LLC (“NTS”) from its assessment of internal control over financial reporting as of December 31, 2019, because it was acquired by the Company in a purchase business combination during 2019. We have also excluded NTS from our audit of internal control over financial reporting. NTS is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 0.6% and 0.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2.4 billion as of December 31, 2019. Management performs an annual impairment test for goodwill for each reporting unit every fourth quarter, or on an interim basis if an indicator of impairment is present. If management determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then quantitative impairment testing is performed utilizing a combination of the income and market approach. If the book value of a reporting unit is greater than its fair value, an impairment loss is recorded for the excess. The fair value of a reporting unit is judgmental and requires assumptions and estimates of many critical factors including revenue growth rates, operating margins, cash flows, market multiples and discount rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are (i) there was significant judgment by management when developing the fair value measurement of the reporting units and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s cash flow projections and significant assumptions for certain of the reporting units, including revenue growth rates and operating margins.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment. For certain of the reporting units, these procedures also included, among others, testing management’s process for developing the fair value measurement; evaluating the appropriateness of the income approach; testing the completeness, accuracy, and relevance of underlying data used in the income approach; and evaluating the significant assumptions used by management, including revenue growth rates and operating margins. Evaluating management’s significant assumptions related to revenue growth rates and operating margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the applicable reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Irvine, California
February 27, 2020

We have served as the Company’s auditor since 1954, which includes periods prior to the Company’s separation from its predecessor (The First American Corporation) in 2010.

CoreLogic, Inc.
Consolidated Balance Sheets
As of December 31, 2019 and 2018

(in thousands, except par value)
Assets	2019	2018
Current assets:
Cash and cash equivalents	$105,185	$85,271
Accounts receivable (less allowances of $7,161 and $5,742 in 2019 and 2018, respectively)	281,392	242,814
Prepaid expenses and other current assets	58,495	50,136
Income tax receivable	1,477	25,299
Total current assets	446,549	403,520
Property and equipment, net	451,021	456,497
Operating lease assets	65,825	—
Goodwill, net	2,396,096	2,391,954
Other intangible assets, net	378,818	468,405
Capitalized data and database costs, net	327,078	324,049
Investment in affiliates, net	16,666	22,429
Other assets	76,604	102,136
Total assets	$4,158,657	$4,168,990
Liabilities and Equity
Current liabilities:
Accounts payable and other accrued expenses	$173,989	$166,258
Accrued salaries and benefits	86,598	84,940
Contract liabilities, current	321,647	308,959
Current portion of long-term debt	56,022	26,935
Operating lease liabilities, current	18,058	—
Total current liabilities	656,314	587,092
Long-term debt, net of current	1,610,538	1,752,241
Contract liabilities, net of current	563,246	524,069
Deferred income tax liabilities	110,396	124,968
Operating lease liabilities, net of current	85,139	—
Other liabilities	181,814	180,122
Total liabilities	3,207,447	3,168,492

Stockholders' Equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 78,972 and 80,092 shares issued and outstanding as of December 31, 2019 and 2018, respectively	1	1
Additional paid-in capital	111,000	160,870
Retained earnings	1,006,992	975,375
Accumulated other comprehensive loss	(166,783)	(135,748)
Total stockholders' equity	951,210	1,000,498
Total liabilities and equity	$4,158,657	$4,168,990

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2019, 2018 and 2017

(in thousands, except per share amounts)	2019	2018	2017
Operating revenue	$1,762,235	$1,788,378	$1,851,117
Cost of services (exclusive of depreciation and amortization)	880,133	921,429	974,851
Selling, general and administrative expenses	480,938	444,614	459,842
Depreciation and amortization	187,716	191,996	177,806
Impairment loss	47,912	7,721	—
Total operating expenses	1,596,699	1,565,760	1,612,499
Operating income	165,536	222,618	238,618
Interest expense:
Interest income	2,136	1,577	1,532
Interest expense	78,293	75,551	63,356
Total interest expense, net	(76,157)	(73,974)	(61,824)
Tax indemnification release	(13,394)	—	—
(Loss)/gain on investments and other, net	(500)	18,005	(7,902)
Income from continuing operations before equity in earnings/(losses) of affiliates and income taxes	75,485	166,649	168,892
Provision for income taxes	9,190	45,691	18,172
Income from continuing operations before equity in earnings/(losses) of affiliates	66,295	120,958	150,720
Equity in earnings/(losses) of affiliates, net of tax	555	1,493	(1,186)
Net income from continuing operations	66,850	122,451	149,534
(Loss)/income from discontinued operations, net of tax	(17,470)	(587)	2,315
Gain from sale of discontinued operations, net of tax	—	—	313
Net income	$49,380	$121,864	$152,162

Basic income/(loss) per share:
Net income from continuing operations	$0.84	$1.51	$1.79
(Loss)/income from discontinued operations, net of tax	(0.22)	(0.01)	0.03
Gain from sale of discontinued operations, net of tax	—	—	—
Net income	$0.62	$1.50	$1.82
Diluted income/(loss) per share:
Net income from continuing operations	$0.83	$1.49	$1.75
(Loss)/income from discontinued operations, net of tax	(0.22)	(0.01)	0.03
Gain from sale of discontinued operations, net of tax	—	—	—
Net income	$0.61	$1.48	$1.78
Weighted-average common shares outstanding:
Basic	79,885	80,854	83,499
Diluted	81,021	82,275	85,234

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2019, 2018 and 2017

(in thousands)	2019	2018	2017
Net income	$49,380	$121,864	$152,162
Other comprehensive (loss)/income:
Adoption of new accounting standards	—	408	—
Market value adjustments on interest rate swaps, net of tax	(33,912)	(10,377)	5,481
Reclassification adjustments for gains on terminated interest rate swap included in net income	(67)	—	—
Foreign currency translation adjustments	6,903	(33,767)	22,440
Supplemental benefit plans adjustments, net of tax	(3,959)	1,679	806
Total other comprehensive (loss)/income	(31,035)	(42,057)	28,727
Comprehensive income	$18,345	$79,807	$180,889

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2019, 2018 and 2017

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Balance as of December 31, 2016	84,368	$1	$400,452	$724,949	$(122,418)	$1,002,984
Net income	—	—	—	152,162	—	152,162
Shares repurchased and retired	(4,638)	—	(207,416)	—	—	(207,416)
Shares issued in connection with share-based compensation	1,155	—	9,595	—	—	9,595
Tax withholdings related to net share settlements	—	—	(14,043)	—	—	(14,043)
Share-based compensation	—	—	35,867	—	—	35,867
Other comprehensive income	—	—	—	—	28,727	28,727
Balance as of December 31, 2017	80,885	$1	$224,455	$877,111	$(93,691)	$1,007,876
Adoption of new accounting standards	—	—	—	(23,600)	408	(23,192)
Net income	—	—	—	121,864	—	121,864
Shares repurchased and retired	(2,300)	—	(109,063)	—	—	(109,063)
Shares issued in connection with share-based compensation	1,507	—	21,140	—	—	21,140
Tax withholdings related to net share settlements	—	—	(12,858)	—	—	(12,858)
Share-based compensation	—	—	37,196	—	—	37,196
Other comprehensive loss	—	—	—	—	(42,465)	(42,465)
Balance as of December 31, 2018	80,092	$1	$160,870	$975,375	$(135,748)	$1,000,498
Net income	—	—	—	49,380	—	49,380
Shares repurchased and retired	(2,025)	—	(86,675)	—	—	(86,675)
Shares issued in connection with share-based compensation	905	—	10,149	—	—	10,149
Tax withholdings related to net share settlements	—	—	(10,026)	—	—	(10,026)
Share-based compensation	—	—	36,292	—	—	36,292
Dividends declared ($0.22 per share)	—	—	390	(17,763)	—	(17,373)
Other comprehensive loss	—	—	—	—	(31,035)	(31,035)
Balance as of December 31, 2019	78,972	$1	$111,000	$1,006,992	$(166,783)	$951,210

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2019, 2018 and 2017

(in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$49,380	$121,864	$152,162
Less: (Loss)/income from discontinued operations, net of tax	(17,470)	(587)	2,315
Less: Gain from sale of discontinued operations, net of tax	—	—	313
Net income from continuing operations	66,850	122,451	149,534
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	187,716	191,996	177,806
Impairment loss	47,912	7,721	—
Amortization of debt issuance costs	5,077	5,434	5,650
Amortization of operating lease assets	15,401	—	—
Provision for bad debts and claim losses	15,534	13,467	16,725
Share-based compensation	36,292	37,196	35,867
Equity in (earnings)/losses of investee, net of taxes	(555)	(1,493)	1,186
Gain on sale of property and equipment	(3)	(32)	(246)
Loss on early extinguishment of debt	1,892	—	1,775
Deferred income tax	2,675	26,940	(40,769)
Impairment loss on investment in affiliates	1,511	—	3,811
Tax indemnification release	13,394	—	—
(Gain)/loss on investments and other, net	(2,903)	(18,005)	2,316
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(37,051)	21,093	15,522
Prepaid expenses and other assets	(7,269)	(1,158)	4,942
Accounts payable and other accrued expenses	296	(17,957)	(44,629)
Contract liabilities	49,947	(15,983)	36,577
Income taxes	22,209	(1,142)	(43)
Dividends received from investments in affiliates	1,987	775	1,198
Other assets and other liabilities	(31,889)	(16,185)	14,987
Net cash provided by operating activities - continuing operations	389,023	355,118	382,209
Net cash (used in)/provided by operating activities - discontinued operations	(24,807)	(5)	3,655
Total cash provided by operating activities	$364,216	$355,113	$385,864
Cash flows from investing activities:
Purchases of property and equipment	$(91,572)	$(62,304)	$(40,508)
Purchases of capitalized data and other intangible assets	(40,019)	(35,075)	(34,990)
Cash paid for acquisitions, net of cash acquired	(13,283)	(219,588)	(188,854)
Cash received from sale of business-lines	4,109	3,178	—
Purchases of investments	(658)	—	(5,900)
Proceeds from sale of property and equipment	3	207	335
Proceeds from investments and other	5,591	4,716	1,000
Net cash used in investing activities - continuing operations	(135,829)	(308,866)	(268,917)
Net cash provided by investing activities - discontinued operations	—	—	—
Total cash used in investing activities	$(135,829)	$(308,866)	$(268,917)
Cash flows from financing activities:

Proceeds from long-term debt	$1,770,000	$191,291	$1,995,000
Debt issuance costs	(9,621)	—	(14,294)
Debt extinguishment premium	(425)	—	—
Repayments of long-term debt	(1,883,955)	(173,236)	(1,842,290)
Shares repurchased and retired	(86,675)	(109,063)	(207,416)
Proceeds from issuance of shares in connection with share-based compensation	10,149	21,140	9,595
Payment of tax withholdings related to net share settlements	(10,026)	(12,858)	(14,043)
Contingent consideration payments subsequent to acquisitions	(612)	—	—
Net cash used in financing activities - continuing operations	(211,165)	(82,726)	(73,448)
Net cash provided by financing activities - discontinued operations	—	—	—
Total cash used in financing activities	$(211,165)	$(82,726)	$(73,448)
Effect of exchange rate on cash, cash equivalents and restricted cash	230	2,575	(1,325)
Net change in cash, cash equivalents and restricted cash	$17,452	$(33,904)	$42,174
Cash, cash equivalents and restricted cash at beginning of year	98,250	132,154	89,980
Less: Change in cash, cash equivalents and restricted cash - discontinued operations	(24,807)	(5)	3,655
Plus: Cash swept (to)/from discontinued operations	(24,807)	(5)	3,655
Cash, cash equivalents and restricted cash at end of year	$115,702	$98,250	$132,154

Supplemental disclosures of cash flow information:
Cash paid for interest	$71,436	$68,539	$53,455
Cash paid for income taxes	$15,682	$26,780	$71,697
Cash refunds from income taxes	$17,145	$3,663	$9,413
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and other accrued expenses	$10,952	$14,742	$5,524

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

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

Note 2 - Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated. Equity investments in which we exercise significant influence, do not control, and are not the primary beneficiary, are accounted for using the equity method. Investments in which we do not exercise significant influence over the investee are accounted for at cost, adjusted for fair value as applicable.

Client Concentration

We generate the majority of our revenues from clients with operations in the United States ("US") residential real estate, mortgage origination and mortgage servicing markets. Approximately 29.8%, 31.3%, and 38.7% of our operating revenues for the years ended December 31, 2019, 2018 and 2017, respectively, were generated from our ten largest clients who consist of the largest US mortgage originators and servicers. No client accounted for 10.0% or more of our operating revenues for the years ended December 31, 2019 and 2018. One of our clients accounted for 11.1% of our operating revenues for the year ended December 31, 2017. Although both of our business segments report revenue from this client, on a relative basis, UWS has a higher client concentration.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

Out-of-Period Adjustments

During the year ended December 31, 2017, we identified a prior period error which had overstated our provision for deferred income taxes by $4.3 million prior to 2016. We corrected this item in 2017 by recording a reduction to deferred income tax expense within continuing operations.

We assessed the materiality of the aforementioned error and concluded that it was not material to the results of operations or financial condition to any affected annual or interim period.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting policies ("GAAP") requires management to make estimates and assumptions that affect the financial statements. Actual results could differ from the estimates and assumptions used.

Cash, Cash Equivalents and Restricted Cash

We deem the carrying value of cash, cash equivalents and restricted cash to be a reasonable estimate of fair value due to the nature of these instruments. Restricted cash is comprised of deposits that are pledged for various letters of credit/bank guarantees secured by us, escrow accounts due to acquisitions and divestitures, as well as short-term investments within our deferred compensation plan trust. The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows:

(in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Cash and cash equivalents	$105,185	$85,271	$118,804
Restricted cash included in other assets	10,325	9,967	9,850
Restricted cash included in prepaid expenses and other current assets	192	3,012	3,500
Total cash, cash equivalents, and restricted cash	$115,702	$98,250	$132,154

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
For the Years Ended December 31, 2019, 2018 and 2017

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

The carrying value of our flood data zone certification was $55.4 million as of December 31, 2019 and 2018. Because properly maintained flood zone databases have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. We periodically analyze our assets for impairment. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors. See further discussion in Note 6 – Capitalized Data and Database Development Costs, Net.

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

Goodwill

Every fourth quarter, we perform an annual impairment test for goodwill and other indefinite-lived intangible assets for each reporting unit: Property Intelligence & Risk Management Solutions ("PIRM") and Underwriting & Workflow Solutions ("UWS"). We may also perform an impairment test on an interim basis if an indicator of impairment is present. In assessing the overall carrying value of our goodwill and other intangibles, we could first assess qualitative factors to determine whether the fair value of a reporting unit is less than its carrying amount. Examples of such events or circumstances include the following: cost factors, financial performance, legal and regulatory factors, entity specific events, industry and market factors, macroeconomic conditions and other considerations. For goodwill, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then quantitative impairment testing is performed utilizing a combination of the income and market approach. We could also elect to perform a quantitative impairment test without first assessing qualitative factors.

If the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no additional analysis is required. However, if the book value of a reporting unit is greater than its fair value, an impairment loss is recorded for the excess. The fair value of a reporting unit is judgmental and requires assumptions and estimates of many critical factors including revenue growth rates, operating margins, cash flows, market multiples, and discount rates. See further discussion in Note 4 – Goodwill, Net.

For other indefinite-lived intangible assets, if we determine that it is more likely than not that the fair value of the asset is less than its carrying value, then quantitative impairment testing is performed. In assessing the fair value of indefinite lived intangibles, we compare the fair value of the asset to its carrying value to determine if there is an impairment. If the fair value of the asset is less than its carrying value, an impairment loss is recorded.

Other Intangible Assets

Our intangible assets consist of client lists, tradenames and licenses, as well as non-compete agreements. Each of these intangible assets is amortized on a straight-line basis over its useful life ranging from 2 to 25 years and is subject to impairment tests if an indicator of impairment is present.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

Long-Lived Assets

Long-lived assets held and used include property and equipment, capitalized software, and other intangible assets. Management uses estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of long-lived assets held and used, at the asset group level, whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the undiscounted cash flow analysis indicates a long-lived asset is not recoverable, the impairment loss recorded is the excess of the carrying amount of the asset over its fair value.

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

Operating and finance lease assets and liabilities are recorded based on the present value of future lease payments over the lease term which factors in certain qualifying initial direct costs incurred as well as any lease incentives received. If an implicit rate is not readily determinable, we utilize our incremental borrowing rate and inputs from third-party lenders to determine the appropriate discount rate. Lease expense for operating lease payments are recognized on a straight-line basis over the lease term, which, if applicable, may factor in renewal or termination options. Finance leases incur interest expense using the effective interest method in addition to amortization of the leased asset on a straight-line basis, both over the applicable lease term. Lease terms may factor in options to extend or terminate the lease.

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

Discontinued Operations

In September 2014, we completed the sale of our collateral solutions and field services businesses, which were included in the former reporting segment Asset Management and Processing Solutions ("AMPS"). In December 2010, we completed the sale of our Employer Litigation Services ("ELI") businesses.

In connection with previous divestitures, we retained certain contingent liabilities of the businesses that were disposed of. These contingent liabilities include, among other items, liability for certain litigation matters, indemnification obligations and potential breaches of representations or warranties. With respect to our ELI divestiture, we retained certain liabilities, and, in September 2016, a jury returned an unfavorable verdict against this discontinued operating unit, which we appealed. In 2019 the verdict was upheld on appeal. We were unable to secure further review of the appellate decision and paid $23.0 million to satisfy the judgment in 2019.

For the year ended December 31, 2019, we recorded a loss from discontinued operations, net of tax, of $17.5 million primarily attributable to aforementioned legal settlement involving ELI. For the year ended December 31, 2018, we recorded a loss from discontinued operations, net of tax, of $0.6 million primarily attributable to legal losses recorded in both ELI and AMPS. For the year ended December 31, 2017, we recorded income from discontinued operations, net of tax, of $2.3 million primarily attributable to a pre-tax favorable legal settlement in AMPS of $4.5 million offset by a loss, net of tax, of $0.4 million in ELI.

For the year ended December 31, 2017, we recorded a $0.3 million gain on the sale of discontinued operations, net of tax. There were no gains or losses on the sale of discontinued operations recorded for the years ended December 31, 2019 and 2018.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

As of December 31, 2019 and 2018, assets from discontinued operations were $6.3 million and $0.6 million, respectively, mainly consisting of income tax assets. These amounts are included within prepaid expenses and other current assets in the accompanying consolidated balance sheet. As of December 31, 2019 and 2018, liabilities from discontinued operations were $0.4 million and $2.2 million, respectively, mainly consisting of legal related accruals. These amounts are included within accounts payable and other accrued expenses in the accompanying consolidated balance sheet.

Operating Revenue Recognition

We derive our operating revenues primarily from US mortgage lenders, servicers and insurance companies with good creditworthiness. Operating revenue arrangements are written and specify the products or services to be delivered, pricing and payment terms. Operating revenue is recognized when the distinct good or service (also referred as "performance obligation"), is delivered and control has been transferred to the client. Generally, clients contract with us to provide products and services that are highly interrelated and not separately identifiable. Therefore, the entire contract is accounted for as one performance obligation. At times, some of our contracts have multiple performance obligations where we allocate the total price to each performance obligation based on the estimated relative standalone selling price using observable sales or the cost-plus-margin approach.

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

See further discussion in Note 11 - Operating Revenues.

Cost of Services

Cost of services represents direct costs incurred in the creation and delivery of our products and services. Cost of services consists primarily of data acquisition costs, royalty fees, hardware and software expense associated with transaction processing systems, telecommunication and computer network expense which includes occupancy costs associated with facilities where these functions are performed by employees, as well as claim losses pertaining to our tax services business. Cost of services also includes client service costs, which include personnel costs to collect, maintain, and update our proprietary databases to develop and maintain software application platforms and to provide consumer and client call center support.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel-related costs, selling costs, corporate costs, fees for external services, facility costs, write-downs of uncollectible trade receivable accounts, and other costs of administration such as marketing, human resources, finance, legal and administrative roles.

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

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

We recognize the effect of income tax positions only if sustaining those positions is more likely than not. We reflect changes in recognition or measurement of uncertain tax positions in the period in which a change in judgment occurs. We recognize interest and penalties, if any, related to uncertain tax positions within income tax expense. Accrued interest and penalties are included within the related tax liability line in the accompanying consolidated balance sheets.

We evaluate the need to establish a valuation allowance based upon expected levels of taxable income, future reversals of existing temporary differences, tax planning strategies and recent financial operations. We establish a valuation allowance to reduce deferred tax assets to the extent it is more-likely-than-not that some or all of the deferred tax assets will not be realized.

Comprehensive Income

Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners. Specifically, foreign currency translation adjustments, amounts related to supplemental benefit plans, unrealized gains and losses on interest rate swap transactions and unrealized gains and losses on investments are recorded in other comprehensive income. The following table shows the components of accumulated other comprehensive loss, net of taxes, as of December 31, 2019 and 2018:

(in thousands)	2019	2018
Cumulative foreign currency translation	$(122,503)	$(129,406)
Cumulative supplemental benefit plans	(8,917)	(4,958)
Net unrecognized losses on interest rate swaps	(35,296)	(1,384)
Reclassification adjustment for gain on terminated interest rate swap included in net income	(67)	—
Accumulated other comprehensive loss	$(166,783)	$(135,748)

Share-based Compensation

Our primary means of providing share-based compensation is granting restricted stock units (“RSUs”) and performance-based restricted stock units (“PBRSUs”). The fair value of any grant is based on the market value of our shares on the date of grant and is generally recognized as compensation expense over the vesting period. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide services in exchange for the award. We utilize the Monte-Carlo simulation method to estimate the fair value for PBRSUs with market-based conditions and the Black-Scholes model to estimate the fair value of stock options. We apply the straight-line single option method of attributing the value of share-based compensation expense. As share-based compensation expense recognized in results of operations is based on awards ultimately expected to vest, share-based compensation expense has been reduced for forfeitures. Forfeitures are recognized at the time they occur. We apply the long-form method for determining the pool of windfall tax benefits.

In addition, we have an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the first or last day of each quarter, whichever is lower. We recognize an expense in the amount equal to the estimated fair value of the discount.

See Note 12 –Share-based Compensation for additional information.

Foreign Currency

The functional currencies of our foreign subsidiaries are their respective local currencies. The financial statements of the foreign subsidiaries are translated into US dollars for consolidation as follows: (i) assets and liabilities at the exchange rate as of the balance sheet date, (ii) stockholders’ equity at the historical rates of exchange and (iii) income and expense amounts at average rates prevailing throughout the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included within selling, general and administrative expenses in the consolidated statement of operations and were not material to the results of operations.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

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

Dividends

We record cash dividends as reductions to retained earnings upon declaration, with a corresponding increase to current liabilities, based on common shares outstanding on the record date. In addition, as part of our share-based compensation program, the terms of our RSUs and PBRSUs stipulate that holders of these awards are credited with dividend equivalent units on each date that a cash dividend is paid to holders of common stock. These dividend equivalents are subject to the same vesting and performance requirements of the underlying units and therefore are forfeitable (i.e. non-participating). Upon declaration of a dividend, we record dividend equivalents as a reduction to retained earnings, derived from the number of eligible unvested shares, with a corresponding increase to additional paid-in-capital.

In December 2019, we announced that our Board of Directors initiated and declared a cash dividend of $0.22 per common share. As a result, as of December 31, 2019, we have recorded a liability of $17.4 million within accounts payable and other accrued expenses, as well as $0.4 million in dividend equivalents reflected in additional paid-in-capital within our accompanying consolidated balance sheets. The dividend declared was paid on January 24, 2020 to shareholders of record at the close of business on January 10, 2020.

Tax Escrow Disbursement Arrangements

We administer tax escrow disbursements as a service to our clients in connection with our tax services business. These deposits are maintained in segregated accounts for the benefit of our clients. These deposits totaled approximately $1.4 billion and $696.0 million at December 31, 2019 and 2018, respectively. Because these deposits are held on behalf of our clients, they are not our funds and, therefore, are not included in the accompanying consolidated balance sheets.

These deposits generally remain in the accounts for a period of 2 to 5 business days. We record earnings credits from these activities as a reduction to related administrative expenses, including the cost of bank fees and other treasury administration costs.

Under our contracts with our clients, if we make a payment in error or fail to pay a taxing authority when a payment is due, we could be held liable to our clients for all or part of the financial loss they suffer as a result of our act or omission. We maintained claim reserves relating to incorrect disposition of assets of $22.7 million and $21.2 million as of December 31, 2019 and 2018, respectively. Within these amounts, $9.8 million and $9.2 million, respectively, are short-term and are reflected in accounts payable and other accrued expenses within our accompanying consolidated balance sheets. The remaining reserves are reflected in other liabilities.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

Recent Accounting Pronouncements

In December 2019, as part of a simplification initiative, the Financial Accounting Standards Board ("FASB") issued guidance to remove certain exceptions and added further guidance to simplify the accounting for income taxes. The exceptions that were removed relate to recognizing deferred taxes for investments, performing intra-period allocation, and calculating income taxes in interim periods. The guidance reduces the complexity of recognizing deferred taxes for tax goodwill and allocating taxes to entities of a consolidated group. The guidance is effective for fiscal years beginning after December 15, 2020 with early adoption permitted. As of December 31, 2019, we have not elected early adoption, however we currently anticipate that the new standard will result in a reduction to deferred tax liabilities of up to $20 million upon adoption, with a corresponding increase to stockholders' equity.

In November 2018, the FASB issued guidance to clarify the definition and interaction of collaborative arrangements with previously issued guidance on revenue recognition. This guidance is effective for fiscal years beginning after December 15, 2019 on a retrospective basis to the date of the initial adoption of the revenue standard, with early adoption permitted. We have not elected to early adopt this guidance and do not expect adoption to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued guidance that amends fair value disclosure requirements. The guidance removes disclosure requirements on the transfers between Level 1 and Level 2 of the fair value hierarchy in addition to the disclosure requirements on the policy for timing of transfers between levels and the valuation process for Level 3 fair value measurements. The guidance clarifies the measurement uncertainty disclosure and adds disclosure requirements for Level 3 unrealized gains and losses and significant unobservable inputs used to develop Level 3 fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019. Entities are permitted to early adopt any removed or modified disclosures upon issuance and delay adoption of the additional disclosures until the effective date. We adopted the removal of disclosure provisions of the new guidance in 2018, but we did not elect early adoption of the measurement uncertainty disclosure and additional Level 3 disclosures. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued guidance which modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The guidance removes certain disclosures, while modifying and adding others, and is effective for fiscal years ending after December 15, 2020 on a retrospective basis. Early adoption is permitted; however, we have not elected early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2018, the FASB issued guidance permitting companies to reclassify stranded tax effects from the TCJA from accumulated other comprehensive income/(loss) to retained earnings. The stranded tax effects consist of deferred taxes originally recorded in accumulated other comprehensive loss that exceed the newly enacted federal corporate tax rate. As permitted in the guidance, we elected to early adopt as of January 1, 2018. The net impact of adoption was a balance sheet reclassification of a $0.4 million unrealized loss within accumulated other comprehensive loss to retained earnings.

In August 2017, the FASB issued guidance to amend and improve the accounting for hedging activities. The amendment eliminates the requirement to separately measure and report hedge ineffectiveness. An initial quantitative assessment to establish that the hedge is highly effective is still required, but the amendment allows until the end of the first quarter that it is designated as a hedge to perform the assessment. After initial qualification, a qualitative assessment can be performed if the hedge is highly effective and the documentation at inception can reasonably support an expectation of high effectiveness throughout the hedge’s term. The amendment requires companies to present all hedged accounting elements that affect earnings in the same income statement line as the hedged item. For highly effective cash flow hedges, fair value changes will be recorded in other comprehensive income and reclassified to earnings when the hedged item impacts earnings. The guidance became effective prospectively for fiscal years beginning after December 15, 2018. In October 2018, the FASB issued incremental guidance to this update to permit the Overnight Index Swap Rate and the Secured Overnight Financing Rate to be utilized as US benchmark interest rates for hedge accounting purposes. We have adopted this guidance in the current year as required, which has not had a material impact on our consolidated financial statements.

In March 2017, the FASB provided guidance to improve the presentation of net pension periodic benefit cost. The service cost component of the net periodic benefit cost is to be presented in the same income statement line item as other employee compensation costs arising from services during the period, and only the service cost component will be eligible to be capitalized. All the other cost components will be presented as non-operating components on the income statement. The

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. As permitted, we elected early adoption in 2017 which resulted in the reclassification of net periodic benefit costs totaling $0.8 million for the year ended December 31, 2017.

In June 2016, the FASB issued guidance for accounting of credit losses affecting the impairment model for most financial assets and certain other instruments. Entities will be required to use a new forward-looking current expected credit loss model for trade and other receivables, held-to-maturity debt securities, loans, and other instruments, which will generally lead to an earlier recognition of loss allowances. Entities will recognize expected losses on available-for-sale debt securities as allowances rather than a reduction in amortized cost of the security while the measurement process of such loss does not change. Disclosure requirements are expanded regarding an entity’s assumptions, models and methods of estimations of the allowance. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted; however, we have not elected early adoption. In November 2018 and 2019, the FASB issued updates to this standard which, amongst other items, clarifies that impairment of receivables arising from operating leases should be accounted for under applicable leasing guidance. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued guidance to simplify some provisions in share-based compensation accounting. The accounting for income taxes requires all excess tax benefits and tax deficiencies arising from such compensation arrangements to be recognized through income tax expense. The statement of cash flows presentation of excess tax benefits should be classified with other income tax cash flows as an operating activity. An entity may also make an entity-wide election to either continue estimating the number of awards that are expected to vest or account for forfeitures as they occur. The requirements to qualify for equity classification permits tax withholding up to the maximum statutory tax rates in the applicable jurisdictions. Lastly, payments of cash by an employer for tax-withholding purposes, when directly withholding shares, are classified as a financing activity on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. We adopted the new guidance in March 2017, which resulted in an income tax benefit of $2.5 million for the year ended December 31, 2017. We elected to account for forfeitures as they occur, which resulted in a share-based compensation true-up of less than $0.1 million for the year ended December 31, 2017.

In February 2016, the FASB issued guidance on lease accounting which requires leases, regardless of classification, to be recognized on the balance sheet as lease assets and liabilities. The objective of this standard is to provide greater transparency on the amount, timing and uncertainty of cash flows arising from leasing arrangements. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee depends upon its classification as a finance or operating lease. On January 1, 2019, we adopted the new lease accounting standard, and all related amendments, using the modified retrospective approach. Comparative information has not been restated and continues to be reported under the standards in effect for those prior periods, as allowed by the guidance. We elected the package of practical expedients permitted under the transition guidance which allows us to carry forward our historical lease classification of pre-existing leases, treatment of pre-existing indirect costs, as well as our conclusions of whether a pre-existing contract contains a lease. We implemented internal controls to enable the preparation of financial information upon our adoption in the first quarter of the current year.

Adoption of the new lease accounting standard resulted in the recording of operating lease assets and lease liabilities of approximately $67.7 million and $103.9 million, respectively, as of January 1, 2019. There was no impact to opening equity as a result of adoption as the difference between the asset and liability balance is attributable to reclassifications of pre-existing balances, such as deferred and prepaid rent, into the lease asset balance. The adoption of this standard did not materially impact our consolidated statement of operations or presentation of cash flows.

In May 2014, the FASB issued updated guidance on revenue recognition in order to (i) remove inconsistencies in revenue requirements, (ii) provide a better framework for addressing revenue issues, (iii) improve comparability across entities, industries, etc., (iv) provide more useful information through improved disclosures, and (v) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. Under the amendment, an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting treatment for the incremental costs of obtaining a contract, which would not have been incurred had the contract not been obtained. Further, an entity is required to disclose sufficient information to enable the user of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. The updated guidance provides two methods of adoption: (i) retrospective application to each prior reporting period presented, or (ii) recognition of the cumulative effect from the retrospective application at the date of initial application.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

On January 1, 2018, we adopted this accounting standard, and all the related amendments, using the modified retrospective approach. The comparative information was not restated and continues to be reported under the accounting standards in effect for those prior periods. We also applied practical expedients which permit (i) the omission of remaining performance obligations that have contracts with an original expected duration of one year or less, (ii) the omission of performance obligations, which are for usage-based variable consideration, which we will recognize over the term of the arrangements based on the actual usage by the customers and (iii) expensing incremental contract costs, which would have otherwise been recognized in one year or less.

In connection with the adoption of the accounting guidance in 2018, we increased our total contract liabilities by $31.6 million of which $23.2 million was the result of a change in the accounting for contracts containing material rights the client would have not received without entering into the contract. The performance obligation associated with such material rights is recognized when the future products or services are transferred or when the option expires. Further, we recorded $1.6 million of contract-related assets associated with the change in accounting, which are presented in prepaid expenses and other current assets and other assets in our consolidated balance sheet. In connection with the foregoing pre-tax impacts of adopting the new guidance, we adjusted our related deferred income tax balances. The net impact of all adoption-related adjustments is reflected as a reduction to retained earnings accounts in 2018. During the second quarter of 2018, we amended contractual terms, which eliminated certain performance obligations that would have otherwise been fulfilled over time, resulting in approximately $23.7 million of accelerated revenue recognition.

Note 3 - Property and Equipment, Net

Property and equipment, net, as of December 31, 2019 and 2018 consists of the following:

(in thousands)	2019	2018
Land	$7,476	$7,476
Buildings	6,487	6,487
Furniture and equipment	74,978	68,851
Capitalized software	916,820	902,482
Leasehold improvements	48,811	43,476
Construction in progress	3,064	669
	1,057,636	1,029,441
Less: accumulated depreciation	(606,615)	(572,944)
Property and equipment, net	$451,021	$456,497

Depreciation expense for property and equipment was $90.1 million, $91.4 million and $83.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Impairment losses for property and equipment of $12.3 million and $7.7 million were recorded for the years ended December 31, 2019 and 2018, respectively. No impairment losses were recorded for the year ended December 31, 2017. See Note 10 - Fair Value for further discussion.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

Note 4 - Goodwill, Net

A reconciliation of the changes in the carrying amount of goodwill, net, by reporting unit, for the years ended December 31, 2019 and 2018 is as follows:

(in thousands)	PIRM	UWS	Consolidated
Balance as of January 1, 2018
Goodwill	$1,029,223	$1,228,901	$2,258,124
Accumulated impairment losses	(600)	(6,925)	(7,525)
Goodwill, net	1,028,623	1,221,976	2,250,599
Acquisitions	100,151	63,597	163,748
Measurement period adjustments	151	(485)	(334)
Disposal	(1,803)	—	(1,803)
Translation adjustments	(20,256)	—	(20,256)
Balance as of December 31, 2018
Goodwill, net	1,106,866	1,285,088	2,391,954
Acquisitions	—	5,452	5,452
Measurement period adjustments	(5,041)	—	(5,041)
Disposal	—	(1,338)	(1,338)
Translation adjustments	5,069	—	5,069
Balance as of December 31, 2019
Goodwill, net	$1,106,894	$1,289,202	$2,396,096

For the year ended December 31, 2019, within our PIRM segment, we recorded measurement period adjustments of approximately $0.1 million for Breakaway Holdings, LLC ("HomeVisit") and $5.1 million for Symbility Solutions, Inc. ("Symbility"). Within our UWS segment, we recorded goodwill of $5.5 million related to the acquisition of National Tax Search, LLC ("NTS") as well as a loss of $1.3 million associated with a non-core business-line disposal that was not significant. See Note 17 - Acquisitions for additional information.

For the year ended December 31, 2018, we recorded acquisition-related goodwill of $100.2 million within our PIRM segment consisting of $75.8 million, $10.2 million and $14.1 million related to the acquisitions of Symbility, HomeVisit, and eTech Solutions Limited ("eTech"), respectively. We also recorded $0.2 million in measurement period adjustments attributable to acquisitions prior to 2018 as well as a loss of $1.8 million associated with a non-core business-line disposal within PIRM that was not significant. Further, we recorded goodwill in the amount of $63.6 million within our UWS segment related to the acquisition of a la mode technologies ("a la mode"), partially offset by a $0.5 million measurement period adjustment attributable to the prior year acquisition of Mercury Network, LLC ("Mercury"). See Note 17 - Acquisitions for additional information.

We perform an annual goodwill impairment test for each reporting unit in the fourth quarter. In addition to our annual impairment test, we periodically assess whether events or circumstances occurred that potentially indicate that the carrying amounts of these assets may not be recoverable. We elected to perform a quantitative impairment test on our reporting units without first assessing qualitative factors. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates, and future market conditions, among others. Key assumptions used to determine the fair value of our reporting units in our testing were: (a) expected cash flows for the period from 2020 to 2025 and (b) a discount rate of 9.0% based on management's best estimate of an after-tax weighted average cost of capital. Based on the results of our fourth quarter goodwill impairment test, the goodwill attributable to our reporting units was not impaired as of December 31, 2019. It is reasonably possible that changes in the facts, judgments, assumptions and estimates used in assessing the fair value of the goodwill could cause a reporting unit to become impaired.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

Note 5 - Other Intangible Assets, Net

Other intangible assets, net as of December 31, 2019 and 2018 consist of the following:

	2019			2018
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Client lists	$662,611	$(354,011)	$308,600	$706,253	$(327,201)	$379,052
Non-compete agreements	26,409	(16,249)	10,160	35,224	(20,156)	15,068
Tradenames and licenses	127,176	(67,118)	60,058	131,130	(56,845)	74,285
Total	$816,196	$(437,378)	$378,818	$872,607	$(404,202)	$468,405

Amortization expense for other intangible assets was $60.7 million, $64.1 million and $58.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Impairment losses for other intangible assets were $35.6 million for the year ended December 31, 2019. No impairment losses were recorded for the years ended December 31, 2018 and 2017. See Note 10 - Fair Value for further discussion.

Estimated amortization expense for other intangible assets anticipated for the next five years is as follows:

(in thousands)
2020	$57,257
2021	54,112
2022	52,331
2023	44,062
2024	37,684
Thereafter	133,372
Total	$378,818

Note 6 - Capitalized Data and Database Development Costs, Net

Capitalized data and database development costs, net as of December 31, 2019 and 2018 consists of the following:

(in thousands)	2019	2018
Property data	$620,210	$587,217
Flood data	55,416	55,416
Eviction data	17,579	16,102
	693,205	658,735
Less accumulated amortization	(366,127)	(334,686)
Capitalized data and database costs, net	$327,078	$324,049

Amortization expense for capitalized data and database development costs was approximately $37.0 million, $36.5 million and $35.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

Note 7 - Investment in Affiliates, Net

Investments in affiliates, net, were $16.7 million and $22.4 million as of December 31, 2019 and 2018, respectively. We recorded equity in earnings of affiliates, net of tax, of $0.6 million and $1.5 million for the years ended December 31, 2019 and 2018, respectively, and equity in losses of affiliates, net of tax, of $1.2 million for the year ended December 31, 2017. Income tax effects on our aforementioned earnings and loss were expenses of $0.2 million and $0.5 million for the years ended December 31, 2019 and 2018, respectively, and a benefit of $0.7 million for the year ended December 31, 2017. Dividends from equity method investments were $5.0 million, $0.8 million and $1.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. For the years ended December 31, 2019 and 2017, we incurred impairment losses within investment in affiliates, net, of $1.5 million and $3.8 million, respectively. No impairments were recorded for the year ended December 31, 2018. See Note 10 - Fair Value for further discussion.

We recorded no operating revenues related to transactions with our investment in affiliates for the year ended December 31, 2019. For the years ended December 31, 2018, and 2017 we recorded operating revenues of $1.5 million and $10.3 million, respectively. We recorded operating expenses related to transactions with our investment in affiliates of $1.4 million, $6.8 million and $11.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, and 2018, we had insignificant accounts payable and accounts receivable with these affiliates.

In December 2018, we completed the acquisition of the remaining 72.0% ownership in Symbility for C$107.1 million or approximately $80.0 million, subject to certain working capital adjustments. In connection with this transaction, we remeasured our pre-existing 28.0% investment balance of $17.8 million to fair value based on the purchase price, resulting in a $13.3 million step-up gain which was recorded within (loss)/gain on investments and other, net in our accompanying consolidated statements of operations for the year ended December 31, 2018. The total investment balance was then reclassified in the application of purchase accounting for this acquisition. See Note 17 - Acquisitions for additional information. Prior to the acquisition of the remaining ownership, we accounted for our interest under the equity method. For the year ended December 31, 2018, prior to the acquisition, we recorded equity in earnings, net of tax, of $1.8 million attributable to Symbility.

In December 2017, we acquired approximately 38% ownership of Location, Inc. for $6.5 million. In December 2017, we also disposed of our remaining interest related to our joint venture investment in Speedy Title & Appraisal Review Services, LLC for $1.0 million.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

Note 8 - Long-Term Debt

Long-term debt as of December 31, 2019 and 2018 consists of the following:

	December 31, 2019			December 31, 2018
(in thousands)	Gross	Debt Issuance Costs	Net	Gross	Debt Issuance Costs	Net
Bank debt:
Term loan facility borrowings due May 2024, weighted-average interest rate of 3.59% as of December 31, 2019	$1,672,188	$(14,868)	$1,657,320	$—	$—	$—
Revolving line of credit borrowings due May 2024, weighted-average interest rate of 3.59% as of December 31, 2019	—	(6,425)	(6,425)	—	—	—
Term loan facility borrowings due August 2022, weighted-average interest rate of 4.05% as of December 31, 2018, modified May 2019	—	—	—	1,597,500	(13,043)	1,584,457
Revolving line of credit borrowings due August 2022, weighted-average interest rate of 4.05% as of December 31, 2018, modified May 2019	—	—	—	178,146	(5,216)	172,930
Notes:
7.55% senior debentures due April 2028	9,524	(26)	9,498	14,645	(44)	14,601
Other debt:
Various debt instruments with maturities through March 2024	6,167	—	6,167	7,188	—	7,188
Total long-term debt	1,687,879	(21,319)	1,666,560	1,797,479	(18,303)	1,779,176
Less current portion of long-term debt	56,022	—	56,022	26,935	—	26,935
Long-term debt, net of current portion	$1,631,857	$(21,319)	$1,610,538	$1,770,544	$(18,303)	$1,752,241

As of December 31, 2019, and 2018, we have recorded $0.4 million and $0.7 million, respectively, of accrued interest expense on our debt-related instruments.

Credit Agreement

In May 2019 we amended our credit agreement (as amended, the "Credit Agreement") with Bank of America, N.A., as the administrative agent and other financial institutions. The Credit Agreement provides for a $1.8 billion 5-year term loan facility (the "Term Facility"), and a $750.0 million 5-year revolving credit facility (the "Revolving Facility"). The Term Facility matures, and the Revolving Facility expires, in May 2024. The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $300.0 million in the aggregate; however, the lenders are not obligated to do so.

The loans under the Credit Agreement bear interest, at the election of the Company, at (i) the Alternate Base Rate (defined as the greater of (a) Bank of America's “prime rate”, (b) the Federal Funds effective rate plus 0.50% and (c) the reserve adjusted London interbank offering rate ("LIBOR") for a one month Eurocurrency borrowing plus 1.00%) plus the Applicable Rate (as defined in the Credit Agreement) or (ii) the LIBOR for Eurocurrency borrowings, adjusted for statutory reserves (the “Adjusted Eurocurrency Rate”) plus the Applicable Rate. The initial Applicable Rate for Alternate Base Rate borrowings is 0.75% and for Adjusted Eurocurrency Rate borrowings is 1.75%. After September 2019, the Applicable Rate will vary depending upon the Company's leverage ratio. The minimum Applicable Rate for Alternate Base Rate borrowings will be 0.25% and the maximum will be 1.00%. The minimum Applicable Rate for Adjusted Eurocurrency Rate borrowings will be 1.25% and the maximum will be 2.00%. The Credit Agreement also requires the Company to pay a commitment fee for the unused portion of the Revolving Facility, which will be a minimum of 0.20% and a maximum of 0.35%, depending on the Company's leverage ratio.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

The Credit Agreement provides that loans under the Term Facility shall be repaid in equal quarterly installments of $21.9 million, commencing on September 30, 2019 and continuing on each three-month anniversary thereafter, subject to the application of prepayments to quarterly installments. The outstanding balance of the term loans is due in May 2024.

The Credit Agreement contains the following financial maintenance covenants: (i) a maximum total leverage ratio not to exceed 4.50:1.00 (stepped down to 4.25:1.00 starting with the fiscal quarter ending on September 30, 2020, with a further step down to 4.00:1.00 starting with the fiscal quarter ending on September 30, 2021, followed by a final step down to 3.75:1.00 starting with the fiscal quarter ending on September 30, 2022) and (ii) a minimum interest coverage ratio of at least 3.00:1.00.

At December 31, 2019, we had borrowing capacity of $750.0 million under the Revolving Facility and were in compliance with all of our covenants under the Credit Agreement.

Debt Issuance Costs

In connection with the amendment of the Credit Agreement in May 2019, we incurred approximately $9.7 million of debt issuance costs of which $9.6 million were capitalized within long-term debt, net of current in the accompanying consolidated balance sheets. In addition, when we amended the Credit Agreement, we wrote-off previously unamortized debt issuance costs of $1.5 million within (loss)/gain on investments and other, net, in the accompanying consolidated statements of operations, which resulted in $14.6 million of remaining previously unamortized costs. We will amortize all of these costs over the term of the Credit Agreement.

For the year ended December 31, 2017, in connection with the amendment and restatement of our previous credit agreement in August 2017, we incurred approximately $14.3 million of debt issuance costs of which $14.0 million were capitalized within long-term debt, net in the accompanying consolidated balance sheets. In addition, when we amended and restated the previous credit agreement in 2017, we recognized a $1.8 million loss within (loss)/gain on investments and other, net in the accompanying consolidated statements of operations which resulted in $12.0 million of remaining previously unamortized costs to be amortized over the amended term of the previous credit agreement.

For the years ended December 31, 2019, 2018, and 2017, $5.1 million, $5.4 million and $5.7 million, respectively, were expensed in the accompanying consolidated statement of operations related to the amortization of debt issuance costs.

7.55% Senior Debentures

In April 1998, we issued $100.0 million in aggregate principal amount of 7.55% senior debentures due 2028. In April 2010, in anticipation of the Separation, we commenced a cash tender offer for these debentures and also solicited consent from the holders thereof to expressly affirm that the Separation would not conflict with the terms of the debentures. In April 2010, we announced that valid consents were tendered representing over 50.0% of the outstanding debentures. Accordingly, we received the requisite approvals from debenture holders and amended the related indentures. The indentures governing these debentures, as amended, contain limited restrictions on the Company. During the year ended December 31, 2019, we repurchased $5.1 million face amount on the debentures. We paid a $0.4 million premium in connection with such repurchase, which amount was recorded within (loss)/gain on investments and other, net, in the accompanying consolidated statement of operations.

Interest Rate Swaps

We have entered into amortizing interest rate swaps (the "Swaps") in order to convert a portion of our interest rate exposure on the Credit Agreement floating rate borrowings from variable to fixed. Under the Swaps, we agree to exchange floating rate for fixed rate interest payments periodically over the life of the agreement. The floating rates in the Swaps are based on the one-month LIBOR. The notional balances, terms and maturities of the Swaps are designed to have the effect of fixing the rate of interest on at least 50% of the principal balance of our senior term debt.

As of December 31, 2019, the Swaps have a combined remaining notional balance of $1.3 billion, a weighted average fixed interest rate of 2.07% (rates range from 1.03% to 2.98%) and scheduled terminations through December 2025. As previously indicated, notional balances under our Swaps are scheduled to increase and decrease over their contract lengths based on our expectations of the level of variable debt to be in effect in future periods. Currently, we have scheduled notional amounts of between $1.3 billion and $1.2 billion through December 2020, then $1.1 billion and $1.0 billion through August 2022 and

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

$400.0 million thereafter until December 2025. Approximate weighted average fixed interest rates for the aforementioned periods are 2.44%, 2.64%, and 2.95%, respectively.

We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges are recorded in prepaid expenses and other current assets as well as other assets and/or other liabilities in the accompanying consolidated balance sheets. As of December 31, 2019, the estimated fair value of these cash flow hedges resulted in an asset of $0.6 million, all of which is classified within prepaid expenses and other current assets, as well as a liability of $47.7 million. As of December 31, 2018, we recorded an asset of $13.3 million, of which $0.6 million was classified within prepaid expenses and other current assets, as well as a liability of $15.2 million.

For the years ended December 31, 2019, 2018 and 2017, an unrealized loss of $33.9 million (net of $11.3 million in deferred taxes), an unrealized loss of $10.4 million (net of $3.4 million in deferred taxes), and an unrealized gain of $5.5 million (net of $3.4 million in deferred taxes), respectively, were recognized in other comprehensive (loss)/income related to the Swaps.

As a result of our Swap activity, for the years ended December 31, 2019, 2018 and 2017, included within interest expense, on a pre-tax basis, we recognized interest income of $3.2 million, $3.5 million, and interest expense of $1.7 million, respectively. Estimated net losses included in accumulated other comprehensive loss related to the Swaps as of December 31, 2019 that will be reclassified into earnings as interest expense in the next 12 months, utilizing December 31, 2019 LIBOR, is $7.6 million, on a pre-tax basis.

The aggregate annual maturities for long-term debt are as follows:

(in thousands)
2020	$56,022
2021	89,268
2022	88,706
2023	88,040
2024	1,356,319
Thereafter	9,524
Total	$1,687,879

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

Note 9 - Leases

We have entered into renewable commitment agreements for certain real estate facilities and equipment, such as computers and printers, which we individually classify as either operating or finance leases. We possess contractual options to renew certain leases for periods up to 5 years at a time, as well as, in certain instances, contractual options to terminate leases with varying notification requirements and potential termination fees. As of December 31, 2019, our leases with initial terms greater than twelve months had remaining lease terms of up to 12 years.

The following table provides a breakdown of lease balances within our consolidated balance sheet as of December 31, 2019 and December 31, 2018:

(in thousands)
Lease Type and Classification	Included Within	December 31, 2019	December 31, 2018 (1)
Assets
Operating	Operating lease assets	$65,825	$—
Finance	Property and equipment, net	6,056	5,002
Total		$71,881	$5,002

Liabilities
Current
Operating	Operating lease liabilities, current	$18,058	$—
Finance	Current portion of long-term debt	2,584	2,340
Long-term
Operating	Operating lease liabilities, net of current	85,139	—
Finance	Long-term debt, net of current	3,583	2,753
Total		$109,364	$5,093

(1) As permitted, December 31, 2018 is presented under the guidance in effect at that time. As such, 2018 does not contain comparable operating assets and/or liabilities. See Note 2 - Significant Accounting Policies for further details.

For the year ended December 31, 2019, the components of lease cost are as follows:

(in thousands)		Amount
Lease Cost	Included Within
Finance lease cost
Amortization of lease assets	Depreciation and amortization	$3,038
Interest on lease liabilities	Interest expense	$191

Operating lease cost	Selling, general and administrative expenses	$21,586
Operating lease cost	Cost of services	248
		$21,834

Total lease cost for all operating leases, including month-to-month rentals, for the years ended December 31, 2018 and 2017, excluding taxes, was $22.9 million and $23.4 million, respectively.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

Other supplementary information for the year ended December 31, 2019 are as follows:

(in thousands)
Other Information	Finance Leases	Operating Leases
Cash paid for amounts included in measurement of liabilities
Operating cash outflows	$191	$25,900
Financing cash outflows	$3,043	$—

Right-of-use assets obtained in exchange for lease liabilities	$4,115	$13,215
Weighted average remaining lease term (years)	2.7	8.2
Weighted average discount rate	3.76%	6.25%

Maturities of lease liabilities as of December 31, 2019 are as follows:

(in thousands)	Finance Leases	Operating Leases
2020	$2,777	$23,874
2021	1,892	21,177
2022	1,270	13,860
2023	560	11,072
2024	70	10,073
Thereafter	—	55,285
Total lease payments	6,569	135,341
Less imputed interest	(402)	(32,144)
Total	$6,167	$103,197

Future minimum lease commitments, undiscounted, as of December 31, 2018 were as follows:

(in thousands)
2019	$26,738
2020	25,413
2021	19,214
2022	12,149
2023	8,908
Thereafter	57,179
Total	$149,601

As of December 31, 2019, we have 1 operating lease for a facility which has not yet commenced with an initial lease liability of approximately $0.8 million and an initial term of 4 years. This liability is not reflected in our consolidated balance sheet or the maturity schedule as of December 31, 2019 shown above.

Note 10 - Fair Value

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
For the Years Ended December 31, 2019, 2018 and 2017

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

In estimating the fair value, we used the following methods and assumptions:

Cash and Cash Equivalents

For cash and cash equivalents, the carrying value is a reasonable estimate of fair value due to the short-term nature of the instruments.

Restricted Cash

Restricted cash is comprised of deposits that are pledged for various letters of credit/bank guarantees secured by us, escrow accounts due to acquisitions and divestitures, as well as short-term investments within our deferred compensation plan trust. We deem the carrying value to be a reasonable estimate of fair value due to the nature of these instruments.

Other Investments

Other investments are currently comprised of a minority equity investment in a foreign enterprise which we measure at cost and adjust to fair value on a quarterly basis when there are observable price changes in orderly transactions for the identical, or similar, investments. Changes in fair value are recorded within (loss)/gain on investments and other, net, in our consolidated statement of operations.

Contingent Consideration

The fair value of the contingent consideration was estimated using the Monte-Carlo simulation method, which relies on significant assumptions and estimates, including discount rates and future market conditions, among others.

Long-Term Debt

The fair value of long-term debt was estimated based on the current rates available to us for similar debt of the same remaining maturities and consideration of our default and credit risk.

Swaps

The fair value of the Swaps was estimated based on market value quotes received from the counterparties to the agreements.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

The fair values of our financial instruments as of December 31, 2019 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$105,185	$—	$—	$105,185
Restricted cash	9,791	726	—	10,517
Other investments	—	1,898	—	1,898
Total	$114,976	$2,624	$—	$117,600

Financial Liabilities:
Contingent consideration	$—	$—	$4,509	$4,509
Total debt	—	1,690,731	—	1,690,731
Total	$—	$1,690,731	$4,509	$1,695,240

Derivatives:
Asset for Swaps	$—	$572	$—	$572
Liability for Swaps	$—	$47,691	$—	$47,691

The fair values of our financial instruments as of December 31, 2018 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$85,271	$—	$—	$85,271
Restricted cash	1,366	11,613	—	12,979
Other investments	—	—	7,930	7,930
Total	$86,637	$11,613	$7,930	$106,180

Financial Liabilities:
Contingent consideration	$—	$—	$5,700	$5,700
Total debt	—	1,797,597	—	1,797,597
Total	$—	$1,797,597	$5,700	$1,803,297

Derivatives:
Asset for Swaps	$—	$13,344	$—	$13,344
Liability for Swaps	$—	$15,188	$—	$15,188

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

The following non-financial instruments were measured at fair value, on a non-recurring basis, as of and for the year ended December 31, 2019:

		Fair Value Measurements Using
(in thousands)	Remaining Fair Value (1)	Level 1	Level 2	Level 3	Impairment Losses
Other intangible assets, net	$—	$—	$—	$—	$35,600
Property and equipment, net	—	—	—	—	12,312
Investment in affiliates, net	—	—	—	—	1,511
	$—	$—	$—	$—	$49,423

(1)	Remaining fair value represents the post-impairment fair value related to the specifically impaired asset(s)

The following non-financial instruments were measured at fair value, on a non-recurring basis, as of and for the year ended December 31, 2018:

		Fair Value Measurements Using
(in thousands)	Remaining Fair Value (1)	Level 1	Level 2	Level 3	Impairment Losses
Property and equipment, net	$—	$—	$—	$—	$7,721
	$—	$—	$—	$—	$7,721

(1)	Remaining fair value represents the post-impairment fair value related to the specifically impaired asset(s)

The following non-financial instruments were measured at fair value, on a non-recurring basis, as of and for the year ended December 31, 2017:

		Fair Value Measurements Using
(in thousands)	Remaining Fair Value (1)	Level 1	Level 2	Level 3	Impairment Losses
Investment in affiliates, net	$—	$—	$—	$—	$3,811
	$—	$—	$—	$—	$3,811

(1)	Remaining fair value represents the post-impairment fair value related to the specifically impaired asset(s)

Impairment charges of $35.6 million were recorded for the year ended December 31, 2019 attributable to other intangible assets, net. No impairment losses were recorded for the years ended December 31, 2018 and 2017. The current year impairments are primarily due to business transformation activities of our appraisal management company within our UWS segment and include $32.3 million for client lists and $3.3 million for licenses.

Impairment charges of $12.3 million and $7.7 million attributable to property and equipment, net, were recorded for the years ended December 31, 2019 and 2018, respectively, primarily related to capitalized software in our UWS segment. No such impairments were necessary in 2017. As previously discussed, the current year impairments are primarily due to business transformation activities of our appraisal management company.

Impairment charges of $1.5 million and $3.8 million attributable to investment in affiliates, net, were recorded for the years ended December 31, 2019 and 2017, respectively, due to other-than-temporary losses in value from the absence of an ability to recover the carrying amount of the investments. No such impairments were recorded in 2018. These losses were recorded within (loss)/gain on investments and other, net in our consolidated statement of operations.

Due to observable price changes in an inactive market, we recorded a fair value adjustment of $6.6 million to lower the carrying amount of a minority equity investment for the year ended December 31, 2019, which amount was recorded within (loss)/gain on investments and other, net, in our consolidated statement of operations. As a result of the observable price change in 2019, we transferred the minority equity investment classification from Level 3 to Level 2 within the fair value hierarchy above.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

In connection with the 2017 acquisitions of Myriad Development, Inc. ("Myriad") as well as an insignificant business, we entered into contingent consideration agreements for up to $20.5 million in cash payable in 2022 upon the achievement of certain revenue targets ending fiscal year 2021. These contingent payments were originally recorded at a fair value of $6.2 million using Monte-Carlo simulation models. In connection with the 2019 acquisition of NTS, we entered into a contingent consideration agreement for up to $7.5 million in cash based upon certain revenue targets in fiscal years 2020 and 2021. This contingent consideration has been initially assessed with no fair value using the Monte-Carlo simulation model. The contingent payments are fair-valued quarterly and changes are recorded within (loss)/gain on investments and other, net, in our consolidated statements of operations. As of December 31, 2017, the fair value of the contingent payments increased $0.3 million, resulting in in a corresponding loss for the year ended December 31, 2017. As of December 31, 2018, the fair value of the contingent payments decreased by $0.8 million, resulting in a corresponding gain for the year ended December 31, 2018. As of December 31, 2019, exclusive of payments made of $0.6 million, the fair value of the contingent payments decreased by $0.6 million, resulting in a corresponding gain in our consolidated statements of operations for the year ended December 31, 2019.

In connection with our call option related to the Mercury acquisition, we recorded a loss of $4.6 million within (loss)/gain on investments and other, net in our consolidated statement of operations for the year ended December 31, 2017. See Note 17 - Acquisitions for further discussion.

Note 11 - Operating Revenues

Operating revenues by solution type consists of the following:

	For the Year Ended December 31, 2019
(in thousands)	PIRM	UWS	Corporate and Eliminations	Consolidated
Property insights	$480,357	$—	$—	$480,357
Insurance and spatial solutions	187,944	—	—	187,944
Flood data solutions	—	81,348	—	81,348
Valuations solutions	—	288,756	—	288,756
Credit solutions	—	275,496	—	275,496
Property tax solutions	—	394,763	—	394,763
Other	43,756	22,501	(12,686)	53,571
Total operating revenue	$712,057	$1,062,864	$(12,686)	$1,762,235

	For the Year Ended December 31, 2018
(in thousands)	PIRM	UWS	Corporate and Eliminations	Consolidated
Property insights	$494,937	$—	$—	$494,937
Insurance and spatial solutions	158,828	—	—	158,828
Flood data solutions	—	69,958	—	69,958
Valuations solutions	—	289,132	—	289,132
Credit solutions	—	297,296	—	297,296
Property tax solutions	—	388,416	—	388,416
Other	51,519	49,044	(10,752)	89,811
Total operating revenue	$705,284	$1,093,846	$(10,752)	$1,788,378

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

Property Insights

Our property insights solutions combine our patented predictive analytics with our proprietary and contributed data to enable our clients to improve customer acquisition and retention, detect and prevent fraud, improve mortgage transaction cycle time and cost efficiency, identify real estate trends and neighborhood characteristics, track market performance, and increase market share. Our data is comprised of real estate information, incorporating crime, site inspection, neighborhood, document images, and other information from proprietary sources. We also offer verification of applicant income, identity and employment services. We typically license data in one of two forms: bulk data licensing and transactional licensing. Operating revenue for bulk data licensing contracts that provide a stand-ready obligation or include substantive updates to the intellectual property is recognized ratably over the contractual term; otherwise, operating revenue is recognized upon delivery. For transactional licensing, we recognize operating revenue based on usage.

Insurance and Spatial Solutions

Our insurance and spatial solutions provide originators and property and casualty insurers the ability to more effectively locate, assess and manage property-level assets and risks through location-based data and analytics. We also provide cloud-based property claims workflow technology for property and casualty insurers. The licensed intellectual property data is generally provided to our clients on a subscription or usage basis. For subscription contracts, operating revenue is recognized ratably over the contractual term once initial delivery has occurred. For contracts to provide a license to data which is delivered via report or data file, operating revenue is recognized when the client obtains control of the products, which is upon delivery.

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

Credit Solutions

Our credit solutions provide credit and income verification services to the mortgage and automotive industries. We provide comprehensive information, typically in the form of a report, about credit history, income verification, employment verification, and home address history. We normalize the data to provide a broad range of advanced business information solutions designed to reduce risk and improve business performance to mortgage and automotive lenders. Operating revenue is recognized when the report or information is delivered to the client.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

Flood Data Solutions

Our flood data solutions provide flood zone determinations primarily to mortgage lenders in accordance with US Federal legislation passed in 1994, which requires that most lenders obtain a determination of the current flood zone status at the time each loan is originated and obtain applicable updates during the life of the loan if contracted to do so. We also provide flood zone determinations to insurance companies. We generally recognize operating revenue upon delivery of the initial determination. If contracted for life of loan monitoring, we recognize operating revenue over the estimated service period, as adjusted for early loan cancellation.

Contract Costs

Incremental costs to obtain or fulfill client contracts are recognized as an asset. As of December 31, 2019, we had $9.8 million of current deferred costs which are presented in prepaid expenses and other current assets as well as $23.1 million of long-term deferred costs which are presented in other assets in our consolidated balance sheet. As of December 31, 2018, we had $9.7 million of current deferred contract costs and $20.8 million of long-term deferred contract costs. Our deferred contract costs primarily include certain set-up and acquisition costs related to property tax solutions, which amortize ratably over an expected 10-year life and adjusted for early loan cancellations. For the year ended December 31, 2019 and 2018, we recorded amortization associated with deferred contract costs of $13.9 million and $14.1 million, respectively.

Contract Liabilities

We record a contract liability when amounts are invoiced which is generally prior to the satisfaction of the performance obligation. For property tax solutions, we invoice upfront fees for services to be performed over time. For property insights and insurance and spatial solutions we invoice quarterly and annually, commencing upon execution of the contracts or at the beginning of the license term, as applicable.

As of December 31, 2019, we had $884.9 million in contract liabilities compared to $833.0 million as of December 31, 2018. The overall increase of $51.9 million in contract liability balances are primarily due to $629.5 million of new deferred billings in the current year, as well as approximately $2.4 million related to acquisition activity; partially offset by $580.0 million of operating revenue recognized, of which $315.0 million related to contracts previously deferred.

Remaining Performance Obligations

The majority of our arrangements are between 1 and 3 years with a significant portion being 1 year or less. For the remaining population of non-cancellable and fixed arrangements greater than one year, as of December 31, 2019, we have $1.0 billion of remaining performance obligations. We expect to recognize approximately 33% percent of our remaining revenue backlog in 2020, 23% in 2021, 15% in 2022 and 29% thereafter. See further discussion on performance obligations in Note 2 - Significant Accounting Policies.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

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

Restricted Stock Units

For the years ended December 31, 2019, 2018 and 2017, we awarded 644,637, 564,073 and 708,160 RSUs, respectively, with an estimated fair value of $23.7 million, $26.1 million and $28.5 million, respectively. The RSU awards vest ratably over 3 years. RSU activity for the year ended December 31, 2019 is as follows:

(in thousands, except weighted average fair value prices)	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested RSUs outstanding at December 31, 2018	1,087	$42.04
RSUs granted	645	$36.71
RSUs vested	(584)	$40.51
RSUs forfeited	(116)	$39.77
Unvested RSUs outstanding at December 31, 2019	1,032	$39.84

As of December 31, 2019, there was $21.2 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 1.8 years. The fair value of RSUs is based on the market value of the Company’s shares on the date of grant. For the year ended December 31, 2017, our share-based compensation expense included $4.2 million from a one-time vesting acceleration in accordance with our plan.

Performance-Based Restricted Stock Units

For the years ended December 31, 2019, 2018 and 2017, we awarded 219,026, 408,097 and 309,675 PBRSUs, respectively, with an estimated fair value of $8.2 million, $19.2 million and $12.7 million, respectively. These awards are generally subject to service-based, performance-based and market-based vesting conditions. The 2019 grants include 15,562 PBRSUs that did not include a market-based condition but have adjusted EBITDA margin or organic revenue growth rate as the performance metric. For the remaining grants the performance metric is adjusted earnings per share. The service and performance period for the 2019 grants is from January 2019 to December 2021.

The performance and service period for the PBRSUs awarded during 2018 is from January 2018 to December 2020 and the performance metrics are generally adjusted earnings per share and market-based conditions. The 2018 grants include 232,225 PBRSUs that did not include a market-based condition but have adjusted EBITDA margin or organic revenue growth rate as the performance metric through the service period ending December 2020 or December 2021.

The performance period for the PBRSUs awarded during 2017 was from January 2017 to December 2019 and the performance metric was adjusted earnings per share in addition to market-based conditions. Based on the achievement of the performance criteria, the 2017 awards were earned at 131.4%.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

The fair values of the 2019, 2018, and 2017 awards were estimated using Monte-Carlo simulation with the following weighted-average assumptions:

	2019	2018	2017

Expected dividend yield	—%	—%	—%
Risk-free interest rate (1)	2.44%	2.38%	1.47%
Expected volatility (2)	28.24%	23.63%	27.83%
Average total shareholder return (2)	17.15%	6.11%	1.46%

(1)	The risk-free interest rate for the periods within the contractual term of the PBRSUs is based on the US Treasury yield curve in effect at the time of the grant.

(2)
The expected volatility and average total shareholder return are measures of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

PBRSU activity for the year ended December 31, 2019 is as follows:

(in thousands, except weighted average fair value prices)	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested PBRSUs outstanding at December 31, 2018	774	$42.11
PBRSUs granted	219	$37.31
PBRSUs vested	(250)	$34.40
PBRSUs forfeited	(107)	$45.36
Unvested PBRSUs outstanding at December 31, 2019	636	$42.62

As of December 31, 2019, there was $14.5 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 1.5 years. The fair value of PBRSUs is based on the market value of our common stock on the date of grant.

Stock Options

We did not issue any options for the years ended December 31, 2019, 2018 and 2017, respectively. Option activity for the year ended December 31, 2019 is as follows:

(in thousands, except weighted average prices)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	570	$20.17
Options exercised	(91)	$23.29
Options vested, exercisable, and outstanding at December 31, 2019	479	$19.59	2.4	$11,565

As of December 31, 2019, there was no unrecognized compensation cost related to unvested stock options.

The intrinsic value of options exercised was $1.6 million, $14.3 million and $5.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

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

The following table sets forth the share-based compensation expense recognized for the years ended December 31, 2019, 2018 and 2017:

(in thousands)	2019	2018	2017
RSUs	$22,628	$25,129	$29,188
PBRSUs	11,701	10,308	4,987
Stock options	—	—	144
Employee stock purchase plan	1,963	1,759	1,548
Total	$36,292	$37,196	$35,867

The above share-based compensation expense has $2.5 million, $5.2 million and $4.9 million included within cost of services for the years ended December 31, 2019, 2018 and 2017, respectively.

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

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

The following table summarizes the balance sheet impact, including benefit obligations, assets and funded status associated with the SERPs and Restoration Plan as of December 31, 2019 and 2018:

(in thousands)	2019	2018
Change in projected benefit obligation:
Benefit obligation at beginning of period	$28,088	$31,381
Interest costs	1,136	1,072
Actuarial losses/(gains)	4,131	(2,897)
Benefits paid	(1,444)	(1,468)
Projected benefit obligation at end of period	$31,911	$28,088

Change in plan assets:
Plan assets at fair value at beginning of period	$—	$—
Company contributions	1,444	1,468
Benefits paid	(1,444)	(1,468)
Plan assets at fair value at end of the period	$—	$—
Reconciliation of funded status:
Unfunded status of the plans	$(31,911)	$(28,088)

Amounts recognized in the consolidated balance sheet consist of:
Accrued salaries and benefits	$(1,451)	$(1,457)
Other liabilities	(30,460)	(26,631)
	$(31,911)	$(28,088)
Amounts recognized in accumulated other comprehensive loss:
Unrecognized net actuarial loss	$12,617	$8,672
Unrecognized prior service credit	(1,077)	(2,174)
	$11,540	$6,498

The net periodic pension cost for the years ended December 31, 2019, 2018 and 2017, for the RELS Pension Plan, SERPs, and Restoration Plan includes the following components:

(in thousands)	2019	2018	2017
Expenses:
Interest costs	$1,136	$1,072	$1,879
Expected return on plan assets	—	—	(156)
Amortization of net loss	324	485	454
Amortization of prior service credit	(1,120)	(1,145)	(1,145)
Net periodic benefit cost	$340	$412	$1,032

Weighted-average discount rate used to determine costs for the plans were as follows:

	2019	2018	2017
RELS Pension Plan	N/A	N/A	3.97%
SERPs	4.15%	3.50%	4.00%
Restoration Plan	4.23%	3.57%	4.08%

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

Weighted-average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	2019	2018
SERPs
Discount rate	3.12%	4.15%
Restoration Plan
Discount rate	3.12%	4.23%

The discount rate assumptions utilized reflect the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments.

The following table provides the funded status in the defined RELS Pension Plan, Restoration Plan and SERPs as of December 31, 2019, 2018 and 2017:

(in thousands)	2019	2018	2017
Projected benefit obligation	$31,911	$28,088	$31,381
Accumulated benefit obligation	$31,911	$28,088	$31,381
Plan assets at fair value at end of year	$—	$—	$—

The estimated amounts of net actuarial loss and prior service credits in accumulated other comprehensive loss to be amortized and recognized as a component of net periodic benefit cost in 2020 are as follows:

(in thousands)	2020
Net actuarial loss	$486
Prior service credit	$(898)

The following benefit payments for all plans for the next ten years, which reflect expected future turnover, as appropriate, are expected to be paid as follows:

(in thousands)
2020	$1,473
2021	1,737
2022	1,957
2023	1,938
2024	1,918
2025-2029	9,250
Total	$18,273

The Savings Plan allows for employee-elective contributions up to the maximum deductible amount as determined by the Internal Revenue Code. We make discretionary matching contributions to the Savings Plan based on participant contributions as well as discretionary contributions. The expense within continuing operations for the years ended December 31, 2019, 2018 and 2017 related to the Savings Plan were $10.0 million, $11.5 million and $10.9 million, respectively. The Savings Plan allows the participants to purchase shares of our common stock as one of the investment options, subject to certain limitations. The Savings Plan held 568,617 and 626,972 shares of our common stock, representing 0.7% and 0.8% of the total shares outstanding at December 31, 2019 and 2018, respectively.

We have a deferred compensation plan that allows participants to defer up to 80% of their salary, commissions and bonus. Participants allocate their deferrals among a variety of investment crediting options (“deemed investments”). Deemed investments mean that the participant has no ownership interest in the funds they select; the funds are only used to measure the gains or losses that will be attributed to their deferral account over time. Participants can elect to have their deferral balance paid out in a future year while they are still employed or after their employment ends. The participants’ deferrals and any earnings on those deferrals are our general unsecured obligation. We informally fund the deferred compensation plan through a

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

tax-advantaged investment known as variable universal life insurance. Deferred compensation plan assets are held as assets within a special trust.

The value of the assets underlying our deferred compensation plan was $31.8 million and $27.0 million as of December 31, 2019 and 2018, respectively, and is included in other assets in the accompanying consolidated balance sheets. The unfunded liability for our deferred compensation plan was $36.9 million and $31.8 million as of December 31, 2019 and 2018, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.

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

Fair Credit Reporting Act Class Actions

In July 2017, Rental Property Solutions, LLC (“RPS”) was named as a defendant in Claudinne Feliciano, et. al., v. CoreLogic SafeRent, LLC, a putative class action lawsuit in the US District Court for the Southern District of New York. The named plaintiff alleges that RPS prepared a background screening report about her that contained a record of a New York Housing Court action without noting that the action had previously been dismissed. On this basis, she seeks damages under the Fair Credit Reporting Act and the New York Fair Credit Reporting Act on behalf of herself and a class of similarly situated consumers with respect to reports issued during the period of July 2015 to the present. In July 2019, the District Court issued an order certifying a class of approximately 2,000 consumers. We filed a petition for review of the certification order to the Second Circuit Court of Appeals, which was denied in November 2019.

Separation

Following the Separation, we are responsible for a portion of FAFC's contingent and other corporate liabilities. In the Separation and Distribution Agreement we entered into in connection with the Separation, we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with each other prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary. As of December 31, 2019, no reserves were considered necessary.

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

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

Note 15 - Income Taxes

Income/(loss) before income taxes from continuing operations is as follows for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
(in thousands)	Income/(Loss) from Continuing Operations	Equity in Earnings of Affiliates	Income from Continuing Operations	Equity in Earnings of Affiliates	Income from Continuing Operations	Equity in Losses of Affiliates
United States	$75,553	$740	$149,357	$1,989	$155,598	$(1,920)
Foreign	(68)	—	17,292	—	13,294	—
Total	$75,485	$740	$166,649	$1,989	$168,892	$(1,920)

Provision for Income Taxes

The provision for taxes consists of the following for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
(in thousands)	Income/(Loss) from Continuing Operations	Equity in Earnings of Affiliates	Income/(Loss) from Continuing Operations	Equity in Earnings of Affiliates	Income/(Loss) from Continuing Operations	Equity in Losses of Affiliates
Current:
Federal	$8,097	$148	$11,483	$397	$51,906	$(638)
State	(10,263)	37	(2,318)	99	3,872	(96)
Foreign	8,974	—	8,504	—	4,268	—
Total Current	6,808	185	17,669	496	60,046	(734)
Deferred:
Federal	3,998	—	24,697	—	(42,012)	—
State	(708)	—	2,424	—	(2,293)	—
Foreign	(908)	—	901	—	2,431	—
Total Deferred	2,382	—	28,022	—	(41,874)	—
Total income tax provision	$9,190	$185	$45,691	$496	$18,172	$(734)

During the year ended December 31, 2017, we identified a prior period error which had overstated our provision for deferred income taxes by $4.3 million prior to 2016. We corrected this item in 2017 by recording a reduction to deferred income tax expense within continuing operations. See further discussion in Note 2 – Significant Accounting Policies.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

A reconciliation of the provision for taxes based on the federal statutory income tax rate on income from continuing operations to our effective income tax rate is as follows for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
	Income from Continuing Operations	Equity in Earnings of Affiliates	Income from Continuing Operations	Equity in Earnings of Affiliates	Income from Continuing Operations	Equity in Losses of Affiliates
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%	35.0%	35.0%
State taxes, net of federal benefit	5.9	4.0	3.7	4.0	2.7	3.3
Foreign taxes in excess of federal rate	10.9	—	3.6	—	1.6	—
Nontaxable/nondeductible items	0.2	—	(2.4)	—	(1.9)	—
Change in uncertain tax positions	0.7	—	(1.9)	—	(1.0)	—
Research and development credits	(7.1)	—	(4.0)	—	(2.2)	—
Net impact of FAFC indemnity	(15.6)	—	0.3	—	0.1	—
Return to provision adjustments	(1.7)	—	(0.4)	—	(0.7)	—
Federal tax rate reduction	(2.5)	—	(0.9)	—	(22.5)	—
Transition tax	—	—	7.5	—	—	—
Other items, net	0.4	—	0.9	—	(0.3)	—
Effective income tax rate	12.2%	25.0%	27.4%	25.0%	10.8%	38.3%

For the years ended December 31, 2019, 2018 and 2017, we recognized income tax benefits of $5.4 million, $6.8 million, and $3.3 million respectively, related to domestic research and development credits.

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

As of December 31, 2018, we completed our accounting for the tax effects of the TCJA. No further adjustments were made with respect to the previously recorded provisional amounts. Additionally, we elected to treat the tax impacts of the Global Intangible Low-Taxed Income, or GILTI, as a current period expense when incurred under the period cost method.

As of December 31, 2019, we had $39.8 million cash in foreign jurisdictions that primarily reflects the undistributed earnings from foreign subsidiaries of approximately $148.0 million. If these earnings are repatriated in the future, no additional federal income taxes should be due, but withholding taxes may be assessed. Currently, all such earnings are intended to be indefinitely reinvested in foreign operations and no incremental US tax or withholding taxes have been provided for these earnings. Determining the amount of unrecognized deferred tax liability, if any, related to these earnings or for outside basis differences inherent in these entities is not practicable.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

Deferred Tax Assets and Liabilities

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carry-forwards for tax purposes. The components of the deferred income tax assets and liabilities as of December 31, 2019 and 2018 for continuing operations are as follows:

(in thousands)	2019	2018
Deferred tax assets:
Net losses and credit carry-forwards	$60,872	$69,176
Contract liabilities	120,595	119,901
Investment in affiliates	4,626	3,391
Employee benefits	28,572	27,935
Accrued expenses and loss reserves	13,626	21,730
Operating lease liabilities	25,748	—
Unrealized gains and losses	14,371	2,108
Other	13,702	11,898
Less: valuation allowance	(49,863)	(51,993)
	$232,249	$204,146
Deferred tax liabilities:
Depreciable and amortizable assets	311,320	311,781
Operating lease assets	15,891	—
Investment in affiliates	15,360	17,308
	$342,571	$329,089
Net deferred tax liability	$(110,322)	$(124,943)

As of December 31, 2019, and 2018, we had federal net operating losses (“NOLS”) of $130.2 million and $145.9 million, respectively, which begin to expire in 2022. The state NOLS were $274.4 million and $284.9 million as of December 31, 2019 and 2018, respectively, which begin to expire in 2020. The foreign NOLS were $25.7 million and $20.3 million as of December 31, 2019 and 2018, respectively. As of December 31, 2019, we had available federal and state capital losses of $32.6 million and $44.9 million, respectively, expiring at various times beginning in 2020. A portion of our NOLS and capital losses may be utilized prior to the expiration of carryover statutes. The change of ownership provisions of the Tax Reform Act of 1986 may limit utilization of a portion of our domestic NOL and tax credit carry-forwards to future periods.

As of December 31, 2019, and 2018, we had valuation allowances of approximately $49.9 million and $52.0 million, respectively, against certain US and foreign deferred tax assets. The decrease in the valuation allowance was primarily due to adjustments made in purchase accounting to recognize deferred tax assets acquired in the prior year, as well as the recording of a valuation allowance on various domestic and foreign tax attributes offset by the release of domestic valuation allowance due to the utilization of previously reserved tax credits and capital losses.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

Unrecognized Tax Benefits

A reconciliation of the unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017 are as follows:

(in thousands)	2019	2018	2017
Unrecognized tax benefits - opening balance	$18,040	$20,325	$21,179
Gross increases - tax positions in prior period	—	58	503
Gross decreases - tax positions in prior period	(340)	(31)	—
Gross increases - current-period tax positions	1,078	1,362	654
FAFC indemnification release	(8,362)	—	—
Expiration of the statute of limitations for the assessment of taxes	(423)	(3,674)	(2,011)
Unrecognized tax benefits - ending balance	$9,993	$18,040	$20,325

As of December 31, 2019, and 2018, our unrecognized tax benefits of $10.0 million and $18.0 million, respectively, include $10.0 million and $9.8 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate.

We recognize a provision for interest and penalties related to uncertain tax positions in income tax expense in the accompanying consolidated statements of operations. For the years ended December 31, 2019, and 2018, we recognized an insignificant amount of net interest and penalties and for the year ended December 31, 2017, we recognized approximately $0.2 million. As of December 31, 2019, and 2018, we had $2.0 million and $8.4 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in other liabilities in the accompanying consolidated balance sheets.

In November 2016, we closed our 2005-2009 IRS exam which resulted in a reversal of approximately $13.2 million of unrecognized tax benefits and a reversal of approximately $8.7 million of accrued interest and penalties. These reversals reduced the total FAFC indemnification receivable to $14.0 million pursuant to the Tax Sharing Agreement entered in connection with the Separation. In May 2019, the statute of limitations on the remaining reserves subject to indemnification expired, which effectively eliminated the indemnification receivable and also resulted in a discrete tax benefit of $15.3 million.

We are currently under examination for the tax years 2010 through 2012 as well as 2016 by the US, our primary taxing jurisdiction, and for other years by various other taxing authorities. It is reasonably possible the amount of our unrecognized tax benefits as well as valuation allowance, with respect to certain tax attributes, could be significantly impacted which would have an impact on net income. In the next 12 months, we expect expirations of statutes of limitations on reserves of approximately $1.0 million and the release of reserves and allowances of approximately $17 million to $20 million upon the conclusion of the IRS examination for years 2010 through 2012.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

Note 16 - Earnings/(Loss) Per Share

The following is a reconciliation of net income per share for the years ended December 31, 2019, 2018 and 2017, using the treasury-stock method:

(in thousands, except per share amounts)	2019	2018	2017
Numerator for basic and diluted net income/(loss) per share:
Net income from continuing operations	$66,850	$122,451	$149,534
(Loss)/income from discontinued operations, net of tax	(17,470)	(587)	2,315
Gain from sale of discontinued operations, net of tax	—	—	313
Net income	$49,380	$121,864	$152,162
Denominator:
Weighted-average shares for basic income per share	79,885	80,854	83,499
Dilutive effect of stock options and RSUs	1,136	1,421	1,735
Weighted-average shares for diluted income per share	81,021	82,275	85,234
Income/(loss) per share
Basic:
Net income from continuing operations	$0.84	$1.51	$1.79
(Loss)/income from discontinued operations, net of tax	(0.22)	(0.01)	0.03
Gain from sale of discontinued operations, net of tax	—	—	—
Net income	$0.62	$1.50	$1.82
Diluted:
Net income from continuing operations	$0.83	$1.49	$1.75
(Loss)/income from discontinued operations, net of tax	(0.22)	(0.01)	0.03
Gain from sale of discontinued operations, net of tax	—	—	—
Net income	$0.61	$1.48	$1.78

For the year ended December 31, 2019, an aggregate of less than 0.1 million RSUs and PBRSUs were excluded from the weighted-average diluted common shares outstanding due to their anti-dilutive effect. For the years ended December 31, 2018 and 2017, an aggregate of less than 0.1 million RSUs, PBRSUs, and stock options were excluded from the weighted-average diluted common shares outstanding for both periods due to their anti-dilutive effect.

Note 17 - Acquisitions

In August 2019, we completed the acquisition of NTS for $15.0 million, subject to certain working capital adjustments, and up to $7.5 million to be paid in cash by 2022 contingent upon the achievement of certain revenue targets in fiscal years 2020 and 2021 (See Note 10 - Fair Value for further details). NTS is a leading provider of commercial property tax payment services and specializes in identifying potential collateral loss related to unpaid property tax, homeowner's association fees, and inaccurate flood zone determinations. The NTS acquisition increases the Company's commercial property tax offerings and is expected to drive future growth in the US. NTS is included as a component of our UWS segment. The purchase price was allocated to the assets acquired and the liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We have preliminarily recorded client lists of $5.0 million with an estimated useful life of 10 years, proprietary technology of $3.3 million with an estimated useful life of 7 years, trademarks of $1.0 million with an estimated useful life of 7 years, non-compete agreements of $0.3 million with an estimated useful life of 5 years, contract liabilities of $2.5 million, and goodwill of $5.5 million, all of which is deductible for tax purposes.

In December 2018, we acquired the remaining 72.0% of Symbility for C$107.1 million, or approximately $80.0 million, exclusive of working capital adjustments. Symbility is a leading global provider of cloud-based property claims workflow solutions for the property and casualty insurance industry, headquartered in Canada. This acquisition further progresses our long-term strategic plan by adding scale to our insurance and spatial businesses and international presence. Symbility is

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

included as a component of our PIRM segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We recorded $14.9 million in proprietary technology with an estimated useful life of 8 years, client lists of $6.4 million with an estimated useful life of 12 years, trademarks of $1.2 million with an estimated useful life of 4 years, $0.4 million of deferred tax liabilities, and goodwill of $70.7 million. In connection with this acquisition, we remeasured our existing 28.0% investment ownership in Symbility which resulted in a $13.3 million step-up gain that we recorded within (loss)/gain on investments and other, net in our consolidated statement of operations for the year ended December 31, 2018.

In December 2018, we completed the acquisition of HomeVisit for $12.7 million, exclusive of working capital adjustments. HomeVisit is a leading provider of marketing focused real estate solutions, including property listing photography, videography, 3D modeling, drone imagery and related services. Given anticipated synergy with our pre-existing real estate solutions platforms, this acquisition is expected to enable the next generation of property marketing solutions for real estate professionals, MLS, brokers and agents across North America. HomeVisit is included as a component of our PIRM segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We recorded $1.4 million for non-compete agreements with an estimated useful life of 5 years, client lists of $0.9 million with an estimated useful life of 11 years, trademarks of $0.2 million with an estimated useful life of 3 years, and goodwill of $10.3 million, all of which is deductible for tax purposes.

In April 2018, we completed the acquisition of a la mode for $120.0 million, exclusive of working capital adjustments. a la mode is a provider of subscription-based software solutions that facilitate the aggregation of data, imagery, and photographs in a government-sponsored enterprise compliant format for the completion of US residential appraisals. This acquisition contributes to our continual development and scaling of our end-to-end valuation solutions workflow suite, which includes data and market insights, analytics as well as data-enabled services and platforms. a la mode is included as a component of our UWS segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We recorded contract liabilities of $7.5 million, proprietary technology of $15.8 million with an estimated useful life of 7 years, client lists of $32.5 million with an estimated useful life of 13 years, tradenames of $9.0 million with an estimated useful life of 8 years, non-compete agreements of $5.7 million with an estimated useful life of 5 years, and goodwill of $63.6 million, of which $61.4 million is deductible for tax purposes.

In February 2018, we completed the acquisition of eTech for cash of approximately £15.0 million, or $21.0 million, exclusive of working capital adjustments. eTech is a leading provider of innovative mobile surveying and workflow management software that enhances productivity and mitigates risk for participants in the U.K. valuation market. This acquisition expands our U.K. presence and strengthens our technology platform offerings. eTech is included as a component of our PIRM segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We recorded a deferred tax liability of $1.6 million, proprietary technology of $7.0 million with an estimated useful life of 5 years, client lists of $1.7 million with an estimated useful life of 9 years, and goodwill of $14.1 million.

In August 2017, we completed the acquisition of Myriad for $22.0 million, exclusive of working capital adjustments, and up to $3.0 million to be paid in cash by 2019, contingent upon the achievement of certain revenue targets in fiscal years 2017 and 2018. We fair valued the contingent payment using the Monte-Carlo simulation model and initially recorded $1.8 million as contingent consideration. See Note 10 - Fair Value for further information. This acquisition builds on our software-as-a-service capabilities by offering a workflow tool used by the insurance industry for policy underwriting. Myriad is included as a component of our PIRM segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We recorded a deferred tax liability of $3.1 million, client lists of $1.7 million with an estimated useful life of 12 years, tradenames of $1.6 million with an estimated useful life of 7 years, proprietary technology of $5.8 million with an estimated useful life of 8 years, and goodwill of $17.2 million.

In August 2017, we completed the acquisition of Clareity for $15.0 million, exclusive of working capital adjustments. This acquisition leverages our market leading position in real estate and provides authentication related services to real estate brokers and agents. Clareity is included as a component of our PIRM segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We recorded a deferred tax liability of $2.5 million, client lists of $3.4 million with an

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

estimated useful life of 10 years, tradenames of $0.9 million with an estimated useful life of 7 years, proprietary technology of $2.0 million with an estimated useful life of 5 years, and goodwill of $11.1 million.

In June 2017, we acquired a 45% interest in Mercury for $70.0 million, which included a call option to purchase the remaining 55% interest within the subsequent nine-month period. In August 2017, we purchased the remaining 55% ownership of Mercury for an additional $83.0 million, exclusive of working capital adjustments. Mercury is a technology company servicing small and medium-sized mortgage lenders and appraisal management companies to manage their collateral valuation operations. This acquisition is included as a component of our UWS segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We recorded a deferred tax liability of $19.8 million, tradenames of $3.6 million with an estimated useful life of 8 years, client lists of $41.3 million with an estimated useful life of 10 years, proprietary technology of $20.1 million with an estimated useful life of 8 years, and goodwill of $104.8 million.

For the years ended December 31, 2019, 2018 and 2017, the business combinations in each respective period did not have a material impact on our consolidated statements of operations; and we incurred $0.4 million, $4.2 million and $4.5 million, respectively, of acquisition-related costs within selling, general and administrative expenses in our consolidated statements of operations.

Note 18 - Segment Information

We have organized into two reportable segments: PIRM and UWS.

Property Intelligence & Risk Management Solutions. Our PIRM segment combines property information, mortgage information, and consumer information to deliver unique housing market and property-level insights, predictive analytics and risk management capabilities. We have also developed proprietary technology and software platforms to access, automate, and track this information and assist our clients with decision-making and compliance tools in the real estate industry, insurance industry, and the single and multifamily industry. We deliver this information directly to our clients in a standard format over the web, through hosted software platforms, or in bulk data form. Our PIRM solutions include property insights and insurance and spatial solutions in North America, Western Europe, and Asia Pacific. The segment's primary clients are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, MLS companies, property and casualty insurance companies, title insurance companies, government agencies, and government-sponsored enterprises.

The operating results of our PIRM segment included intercompany revenues of $9.4 million, $7.7 million, and $6.1 million for the years ended December 31, 2019, 2018 and 2017, respectively; and intercompany expenses of $3.3 million, $3.1 million and $3.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Underwriting & Workflow Solutions. Our UWS segment combines property, mortgage, and consumer information to provide comprehensive mortgage origination and monitoring solutions, including, underwriting-related solutions, and data-enabled valuations and appraisals. We have also developed proprietary technology and software platforms to access, automate, and track this information, and assist our clients with vetting and onboarding prospects, meeting compliance regulations and understanding, evaluating, and monitoring property values. Our UWS solutions include property tax solutions, valuation solutions, credit solutions, and flood data solutions in North America. The segment’s primary clients are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, fixed-income investors, government agencies, and property and casualty insurance companies.

The operating results of our UWS segment included intercompany revenues of $3.3 million, $3.1 million, and $3.2 million for the years ended December 31, 2019, 2018 and 2017, respectively; and intercompany expenses of $9.4 million, $7.7 million and $6.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

We also separately report on our corporate and eliminations. Corporate consists primarily of costs and expenses not allocated to our segments, investment gains and losses, interest expense, and our provision for income taxes.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

Selected segment financial information is as follows:

(in thousands)					Consolidated (Excluding Discontinued Operations)
For the Year Ended December 31, 2019	PIRM	UWS	Corporate	Eliminations
Operating revenue	$712,057	$1,062,864	$—	$(12,686)	$1,762,235
Depreciation and amortization	$102,586	$55,738	$29,392	$—	$187,716
Operating income/(loss)	$71,834	$220,421	$(126,719)	$—	$165,536
Equity in earnings/(losses) of affiliates, net of tax	$930	$(12)	$(363)	$—	$555
Net income/(loss) from continuing operations	$68,750	$218,034	$(219,934)	$—	$66,850
Capital expenditures	$62,313	$14,616	$54,662	$—	$131,591

For the Year Ended December 31, 2018
Operating revenue	$705,284	$1,093,846	$—	$(10,752)	$1,788,378
Depreciation and amortization	$103,261	$65,463	$23,272	$—	$191,996
Operating income/(loss)	$86,784	$239,219	$(103,385)	$—	$222,618
Equity in earnings/(losses) of affiliates, net of tax	$2,093	$(23)	$(577)	$—	$1,493
Net income/(loss) from continuing operations	$102,725	$238,424	$(218,698)	$—	$122,451
Capital expenditures	$52,947	$13,900	$30,532	$—	$97,379

For the Year Ended December 31, 2017
Operating revenue	$703,032	$1,157,432	$—	$(9,347)	$1,851,117
Depreciation and amortization	$99,558	$57,397	$20,851	$—	$177,806
Operating income/(loss)	$89,129	$233,366	$(83,877)	$—	$238,618
Equity in (losses)/earnings of affiliates, net of tax	$(420)	$(1,258)	$492	$—	$(1,186)
Net income/(loss) from continuing operations	$86,988	$222,928	$(160,382)	$—	$149,534
Capital expenditures	$56,157	$7,569	$11,772	$—	$75,498

(in thousands)					Consolidated (Excluding Discontinued Operations)
As of December 31, 2019	PIRM	UWS	Corporate	Eliminations
Investment in affiliates, net	$14,179	$—	$2,487	$—	$16,666
Long-lived assets	$1,808,869	$1,994,868	$5,839,547	$(5,931,176)	$3,712,108
Total assets	$1,988,915	$2,159,403	$5,938,106	$(5,934,053)	$4,152,371

As of December 31, 2018
Investment in affiliates, net	$15,235	$4,529	$2,665	$—	$22,429
Long-lived assets	$1,762,714	$2,073,827	$5,909,890	$(5,980,961)	$3,765,470
Total assets	$1,953,732	$2,200,292	$5,995,787	$(5,981,450)	$4,168,361

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

Operating revenue is attributed to countries based on location of the revenue-generating business. Operating revenue separated between domestic and foreign operations and by segment is as follows:

	Year Ended December 31,
	2019		2018		2017
(in thousands)	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
PIRM	$527,362	$184,695	$535,764	$169,520	$545,311	$157,721
UWS	1,062,864	—	1,093,846	—	1,157,432	—
Corporate	—	—	—	—	—	—
Eliminations	(12,686)	—	(10,752)	—	(9,347)	—
Consolidated	$1,577,540	$184,695	$1,618,858	$169,520	$1,693,396	$157,721

Long-lived assets separated between domestic and foreign operations and by segment are as follows:

	As of December 31,
	2019		2018
(in thousands)	Domestic	Foreign	Domestic	Foreign
PIRM	$1,325,951	$482,918	$1,356,509	$406,205
UWS	1,994,868	—	2,073,827	—
Corporate	5,080,983	758,564	5,052,201	857,689
Eliminations	(5,172,612)	(758,564)	(5,123,272)	(857,689)
Consolidated (excluding assets of discontinued operations)	$3,229,190	$482,918	$3,359,265	$406,205

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017

Note 19 - Unaudited Quarterly Financial Data

The following tables sets forth certain unaudited consolidated quarterly financial data for the years ended 2019 and 2018:

	For the Quarters Ended
(in thousands, except per share amounts)	3/31/2019	6/30/2019	9/30/2019	12/31/2019
Operating revenue	$417,708	$459,538	$458,957	$426,032
Operating income	$21,204	$14,590	$73,700	$56,042
Equity in (losses)/earnings of affiliates, net of tax	$(422)	$314	$605	$58
Components of net income:
Net income from continuing operations	$1,733	$(5,524)	$40,545	$30,096
Loss from discontinued operations, net of tax	(46)	(48)	(17,362)	(14)
Net income	$1,687	$(5,572)	$23,183	$30,082
Basic income/(loss) per share:
Net income from continuing operations	$0.02	$(0.07)	$0.51	$0.38
Loss from discontinued operations, net of tax	—	—	(0.22)	—
Net income	$0.02	$(0.07)	$0.29	$0.38
Diluted income/(loss) per share:
Net income from continuing operations	$0.02	$(0.07)	$0.50	$0.37
Loss from discontinued operations, net of tax	—	—	(0.21)	—
Net income	$0.02	$(0.07)	$0.29	$0.37
Weighted-average common shares outstanding:
Basic	80,179	80,473	79,761	79,125
Diluted	81,277	80,473	80,914	80,356

	For the Quarters Ended
(in thousands, except per share amounts)	3/31/2018	6/30/2018	9/30/2018	12/31/2018
Operating revenue	$444,900	$488,401	$451,768	$403,309
Operating income	$44,419	$89,637	$59,780	$28,782
Equity in earnings/(losses) of affiliates, net of tax	$233	$2,837	$(161)	$(1,416)
Components of net income:
Net income from continuing operations	$28,362	$58,532	$22,535	$13,022
Loss from discontinued operations, net of tax	(75)	(16)	(84)	(412)
Net income	$28,287	$58,516	$22,451	$12,610
Basic income/(loss) per share:
Net income from continuing operations	$0.35	$0.72	$0.28	$0.16
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Net income	$0.35	$0.72	$0.28	$0.15
Diluted income/(loss) per share:
Net income from continuing operations	$0.34	$0.71	$0.27	$0.16
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Net income	$0.34	$0.71	$0.27	$0.15
Weighted-average common shares outstanding:
Basic	81,254	81,284	80,680	80,198
Diluted	82,820	82,440	82,017	81,330

CORELOGIC AND SUBSIDIARY COMPANIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
December 31, 2019, 2018 and 2017

(in thousands)	Balance at Beginning of Period	Charged to Costs & Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
For the Year Ended December 31, 2019
Allowance for accounts receivable	$5,742	$12,755		$—		$(11,336)	(1)	$7,161
Claim losses	$25,054	$13,227		$217	(4)	$(11,261)	(2)	$27,237
Tax valuation allowance	$51,993	$2,305		$(4,435)		$—		$49,863
For the Year Ended December 31, 2018
Allowance for accounts receivable	$8,229	$8,187		$—		$(10,674)	(1)	$5,742
Claim losses	$26,879	$13,051		$—		$(14,876)	(2)	$25,054
Tax valuation allowance	$45,166	$4,372		$2,455		$—		$51,993
For the Year Ended December 31, 2017
Allowance for accounts receivable	$8,857	$9,633		$—		$(10,261)	(1)	$8,229
Claim losses	$26,939	$15,272		$—		$(15,332)	(2)	$26,879
Tax valuation allowance	$44,879	$(1,072)	(3)	$1,359		$—		$45,166

(1)	Amount represents accounts written off, net of recoveries.

(2)	Amount represents claim payments, net of recoveries.

(3)	Amount includes an out-of-period adjustment identified in each respective year. See further discussion in Note 2 – Significant Accounting Policies.

(4)	Amount represents additions due to acquisition.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on that assessment, management determined that the Company's internal control over financial reporting was effective as of December 31, 2019.

Management excluded NTS from the assessment of internal control over financial reporting as of December 31, 2019 because it was acquired in a purchase business combination during 2019. The company is a wholly-owned subsidiary of the Company whose total assets and total revenues represent 0.6% and 0.2%, respectively, of the Company’s related consolidated financial statement amounts as of and for the year ended December 31, 2019.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements provided in Item 8, above, has issued a report on the effectiveness of our internal controls over financial reporting as of December 31, 2019, which report is included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(c) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as provided below, the information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.

Code of Conduct

Our Board of Directors has adopted a code of conduct that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of this code of conduct is posted on the Investors section of our website under Corporate Governance at www.corelogic.com. This code of conduct also applies to all employees, officers and directors. If the Company waives or amends any provisions of these codes of conduct that apply to the directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions, it will disclose such waivers or amendments on our website, at the address and location specified above, to the extent required by applicable rules of the Securities and Exchange Commission or the New York Stock Exchange.

Item 11. Executive Compensation

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. The following consolidated financial statements of CoreLogic, Inc. are included in Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017

Notes to the Consolidated Financial Statements for the Years Ended December 31, 2019, 2018 and 2017

2. Financial Statement Schedule.

3. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of CoreLogic, Inc., dated May 28, 2010 (Incorporated by reference herein from Exhibit 3.1 to the Company's Current Report on Form 8-K as filed with the SEC on June 1, 2010).

3.2	Amended and Restated Bylaws of CoreLogic, Inc. (incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on March 5, 2014).

4.1	Description of CoreLogic, Inc. Capital Stock•

4.2
Specimen Certificate for shares of Common Stock of CoreLogic, Inc. (Incorporated by reference herein from Exhibit 3.3 to the Company's Current Report on Form 8-K as filed with the SEC on June 1, 2010).

4.3
Senior Indenture, dated as of April 7, 1998, between The First American Financial Corporation and Wilmington Trust Company as Trustee (Incorporated by reference herein from Exhibit (4) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998 as filed with the SEC on August 14, 1998).

4.4	Form of First Supplemental Indenture (Incorporated by reference herein from Exhibit 4.2 of Registration Statement 333-116855 on Form S-3, dated June 25, 2004).

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

10.8
Employment Agreement, dated April 8, 2016, between CoreLogic, Inc. and James L. Balas (Incorporated by reference herein from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016 as filed with the SEC on July 27, 2016).*

10.9	Employment Agreement, dated December 31, 2019, between the Company and Francis Aaron Henry•*

10.10
Employment Agreement, dated January 2, 2018, between the Company and Arnold A. Pinkston (Incorporated by reference herein from Exhibit 10.11 to the Company's Annual Report on Form 10-K for the period ended December 31, 2018 as filed with the SEC on February 27, 2019*

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

10.21	CoreLogic, Inc.'s 2018 Performance Incentive Plan (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on May 4, 2018.)*

10.22
Form of Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement (Employee), approved December 6, 2016. (Incorporated by reference herein from Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on February 24, 2017).*

10.23
Form of Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement (NEO), approved December 6, 2016. (Incorporated by reference herein from Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on February 24, 2017).*

10.24
Form of Notice of Performance-Based Restricted Stock Unit Grant and Form of Performance-Based Restricted Stock Unit Award Agreement, approved December 6, 2016. (Incorporated by reference herein from Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on February 24, 2017).*

10.25
Form of Notice of Nonqualified Stock Option Grant and Nonqualified Stock Option Grant Agreement (Employee) (Incorporated by reference herein from Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 14, 2011).*

10.26
Form of Notice of Option Grant and Option Award Agreement (Employee) (Incorporated by reference herein to Exhibit 10.5 to the Company's Current Report on Form 8-K as filed with the SEC on May 25, 2011).*

10.27
Form of Non-Employee Director Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement, approved December 6, 2016. (Incorporated by reference herein from Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on February 24, 2017).*

10.28
Form of Performance Unit Grant and Form of Performance Unit Award Agreement, approved December 6, 2016. (Incorporated by reference herein from Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on February 24, 2017).*

10.29
Form of Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement (Employee) under the CoreLogic, Inc. 2018 Performance Incentive Plan (Incorporated by Reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2018 as filed with the SEC on July 26, 2018).*

10.30
Form of Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement (NEO) under the CoreLogic, Inc. 2018 Performance Incentive Plan (Incorporated by reference herein to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2018 as filed with the SEC on July 26, 2018).*

10.31
Form of Notice of Restricted Stock Unit Grant and form of Restricted Stock Unit Award Agreement (UK Employees) under the CoreLogic, Inc. 2018 Performance Incentive Plan (Incorporated by reference herein to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2018 as filed with the SEC on July 26, 2018).*

10.32
Form of Notice of Performance-Based Restricted Stock Unit Grant and Form of Performance-Based Restricted Stock Unit Award Agreement under the CoreLogic, Inc. 2018 Performance Incentive Plan (Incorporated by Reference herein to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2018 as filed with the SEC on July 26, 2018).*

10.33
Form of Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement (NEO) under the CoreLogic, Inc. 2018 Performance Incentive Plan. (Incorporated by Reference herein to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the SEC on February 27, 2019)*

10.34
Form of Notice of Performance-Based Restricted Stock Unit Grant and Form of Performance-Based Restricted Stock Unit Award Agreement under the CoreLogic, Inc. 2018 Performance Incentive Plan (Incorporated by Reference herein to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the SEC on February 27, 2019)*

10.35	CoreLogic, Inc. Directors' Compensation Policy•

10.36	Form of Indemnification Agreement (Directors and Officers) (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on June 25, 2019).*

10.37
CoreLogic, Inc., Amended and Restated Deferred Compensation Plan (originally effective as of June 1, 2010 and amended and restated effective as of January 1, 2017) (Incorporated by reference herein from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 as filed with the SEC on April 26, 2017)*

10.38
Second Amended and Restated Credit Agreement, dated as of August 10, 2017, among CoreLogic, Inc., CoreLogic Australia Pty Limited, the lenders party thereto, the other parties thereto and Bank of America, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 15, 2017).

10.39
First Amendment to Second Amended and Restated Credit Agreement, dated as of May 31, 2019, among CoreLogic, Inc., CoreLogic Australia Pty Limited, the lenders party thereto, the other parties thereto and Bank of America, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 31, 2019).

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

10.46
Amendment No. 1 dated October 23, 2012 to the Master Services Agreement by and between CoreLogic Solutions, LLC and Dell Marketing, L.P. (Incorporated by reference herein from Exhibit 10.85 to the Company's Annual Report on Form 10-K for the period ended December 31, 2013 as filed with the SEC on February 25, 2013).

10.47
Amendment No. 2 dated October 26, 2012 to the Master Services Agreement and Supplement A between CoreLogic Solutions, LLC and Dell Marketing L.P. (Incorporated by reference herein from Exhibit 10.86 to the Company's Annual Report on Form 10-K for the period ended December 31, 2013 as filed with the SEC on February 25, 2013). ±

10.48
Amendment No. 4 dated October 1, 2017 to the Master Services Agreement and Supplement A between CoreLogic Solutions, LLC and NTT Data Services, LLC (formerly Dell Marketing L.P.) (Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the period ended December 31, 2017 as filed with the SEC on February 27, 2018). ±

10.49
Amendment No. 5 dated May 5, 2017 do the Master Services Agreement and Supplement A between CoreLogic Solutions, LLC and NTT Data Services, LLC (Formerly Dell Marketing L.P.) (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2018 as filed with the SEC on July 26, 2018)±

10.50
Amendment No. 6 dated October 17, 2018 to the Master Services Agreement and Supplement A between CoreLogic Solutions, LLC and NTT Data Services, LLC (formerly Dell Marketing L.P.)(incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 as filed with the SEC on July 25, 2019) ±

10.51	Amendment No. 7 dated effective August 1, 2019 to the Master Services Agreement and Supplement A between CoreLogic Solutions, LLC and NTT Data Services, LLC (formerly Dell Marketing L.P.)±•

10.52	Amendment No. 8 dated effective December 1, 2019 to the Master Services Agreement and Supplement A between CoreLogic Solutions, LLC and NTT Data Services, LLC (formerly Dell Marketing L.P.)•

10.53	Amendment No. 9 dated effective January 31, 2020 to the Master Services Agreement and Supplement A between CoreLogic Solutions, LLC and NTT Data Services, LLC (formerly Dell Marketing L.P.)•

21.1	Subsidiaries of the Registrant•

23.1	Consent of Independent Registered Public Accounting Firm.•

24.1	Power of Attorney (included on the signature page hereto)•

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Act of 1934, as amended.•

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.•

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.••

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.••

101
The following financial information from CoreLogic, Inc.'s Annual Report on From 10-K for the year ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL) and furnished electronically herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss)/Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101)

•	Filed herewith.

••	Furnished herewith.

*	Indicates a management contract or compensatory plan or arrangement in which any director or named executive officer participates.

±
As permitted by Regulation S-K, Item 6.01(b)(10)(iv) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document because each such portion is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Frank D. Martell
Frank D. Martell
President and Chief Executive Officer
(Principal Executive Officer)
Date:	February 27, 2020

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Frank D. Martell, James L. Balas and Francis Aaron Henry, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank D. Martell	President and Chief Executive Officer	February 27, 2020
Frank D. Martell	(Principal Executive Officer)

/s/ James L. Balas	Chief Financial Officer	February 27, 2020
James L. Balas	(Principal Financial Officer)

/s/ John K. Stumpf	Controller	February 27, 2020
John K. Stumpf	(Principal Accounting Officer)

/s/ Paul F. Folino	Chairman of the Board, Director	February 27, 2020
Paul F. Folino

/s/ J. David Chatham	Director	February 27, 2020
J. David Chatham

/s/ Douglas C. Curling	Director	February 27, 2020
Douglas C. Curling

/s/ John C. Dorman	Director	February 27, 2020
John C. Dorman

/s/ Claudia Fan Munce	Director	February 27, 2020
Claudia Fan Munce

/s/ Thomas C. O’Brien	Director	February 27, 2020
Thomas C. O’Brien

/s/ Vikrant Raina	Director	February 27, 2020
Vikrant Raina

/s/ J. Michael Shepherd	Director	February 27, 2020
J. Michael Shepherd

/s/ Jaynie Miller Studenmund	Director	February 27, 2020
Jaynie Miller Studenmund

/s/ David F. Walker	Director	February 27, 2020
David F. Walker

/s/ Mary Lee Widener	Director	February 27, 2020
Mary Lee Widener