Form 10-Q
period 2020-03-31
CORELOGIC, INC.
filed 2020-05-01
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

On April 28, 2020 there were 79,411,399 shares of common stock outstanding.

CoreLogic, Inc.

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.

CoreLogic, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except par value)	March 31,	December 31,
Assets	2020	2019
Current assets:
Cash and cash equivalents	$152,822	$105,185
Accounts receivable (less allowance for credit losses of $7,236 and $7,161 as of March 31, 2020 and December 31, 2019, respectively)	285,528	281,392
Prepaid expenses and other current assets	54,453	59,972
Total current assets	492,803	446,549
Property and equipment, net	443,998	451,021
Operating lease assets	61,754	65,825
Goodwill, net	2,381,309	2,396,096
Other intangible assets, net	364,425	378,818
Capitalized data and database costs, net	320,226	327,078
Investment in affiliates, net	11,339	16,666
Other assets	71,753	76,604
Total assets	$4,147,607	$4,158,657
Liabilities and Equity
Current liabilities:
Accounts payable and other accrued expenses	$174,007	$173,989
Accrued salaries and benefits	66,643	86,598
Contract liabilities, current	341,068	321,647
Current portion of long-term debt	77,724	56,022
Operating lease liabilities, current	17,532	18,058
Total current liabilities	676,974	656,314
Long-term debt, net of current	1,589,507	1,610,538
Contract liabilities, net of current	568,964	563,246
Deferred income tax liabilities	85,008	110,396
Operating lease liabilities, net of current	80,301	85,139
Other liabilities	219,855	181,814
Total liabilities	3,220,609	3,207,447

Stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 79,411 and 78,972 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	111,481	111,000
Retained earnings	1,057,692	1,006,992
Accumulated other comprehensive loss	(242,176)	(166,783)
Total stockholders' equity	926,998	951,210
Total liabilities and equity	$4,147,607	$4,158,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,

(in thousands, except per share amounts)	2020	2019
Operating revenues	$443,885	$417,708
Cost of services (excluding depreciation and amortization shown below)	215,565	219,061
Selling, general and administrative expenses	114,406	128,224
Depreciation and amortization	46,843	49,219
Total operating expenses	376,814	396,504
Operating income	67,071	21,204
Interest expense:
Interest income	414	978
Interest expense	18,193	19,703
Total interest expense, net	(17,779)	(18,725)
(Loss)/gain on investments and other, net	(3,047)	734
Income from continuing operations before equity in earnings/(losses) of affiliates and income taxes	46,245	3,213
Provision for income taxes	12,951	1,058
Income from continuing operations before equity in earnings/(losses) of affiliates	33,294	2,155
Equity in earnings/(losses) of affiliates, net of tax	512	(422)
Net income from continuing operations	33,806	1,733
Income/(loss) from discontinued operations, net of tax	13	(46)
Net income	$33,819	$1,687

Basic income per share:
Net income from continuing operations	$0.43	$0.02
Income/(loss) from discontinued operations, net of tax	—	—
Net income	$0.43	$0.02
Diluted income per share:
Net income from continuing operations	$0.42	$0.02
Income/(loss) from discontinued operations, net of tax	—	—
Net income	$0.42	$0.02
Weighted-average common shares outstanding:
Basic	79,028	80,179
Diluted	80,525	81,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,

(in thousands)	2020	2019
Net income	$33,819	$1,687
Other comprehensive loss
Market value adjustments on interest rate swaps, net of tax	(36,890)	(12,206)
Foreign currency translation adjustments	(38,690)	5,342
Supplemental benefit plans adjustments, net of tax	187	(149)
Total other comprehensive loss	(75,393)	(7,013)
Comprehensive loss	$(41,574)	$(5,326)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,

(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$33,819	$1,687
Less: Income/(loss) from discontinued operations, net of tax	13	(46)
Net income from continuing operations	33,806	1,733
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	46,843	49,219
Amortization of debt issuance costs	1,235	1,302
Amortization of operating lease assets	3,656	4,036
Provision for bad debt and claim losses	3,362	3,788
Share-based compensation	8,085	9,892
Equity in (earnings)/losses of affiliates, net of taxes	(512)	422
Deferred income tax	2,092	4,346
Loss/(gain) on investments and other, net	3,047	(734)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,011)	(5,489)
Prepaid expenses and other current assets	3,677	(2,778)
Accounts payable and other accrued expenses	(8,112)	(7,665)
Contract liabilities	24,372	173
Income taxes	4,930	10,966
Dividends received from investments in affiliates	185	—
Other assets and other liabilities	(9,808)	(4,630)
Net cash provided by operating activities - continuing operations	112,847	64,581
Net cash provided by operating activities - discontinued operations	18	—
Total cash provided by operating activities	$112,865	$64,581
Cash flows from investing activities:
Purchases of property and equipment	$(14,312)	$(24,020)
Purchases of capitalized data and other intangible assets	(9,464)	(8,947)
Cash paid for acquisitions, net of cash acquired	(11,760)	—
Purchases of investments	(631)	—
Cash received from sale of business-lines	—	1,082
Proceeds from investments and other	651	1,157
Net cash used in investing activities - continuing operations	(35,516)	(30,728)
Net cash provided by investing activities - discontinued operations	—	—
Total cash used in investing activities	$(35,516)	$(30,728)
Cash flows from financing activities:
Repayment of long-term debt	$(723)	$(25,563)
Proceeds from issuance of shares in connection with share-based compensation	2,932	2,758
Payment of tax withholdings related to net share settlements	(8,051)	(8,551)
Shares repurchased and retired	(2,431)	—
Dividends paid	(17,374)	—
Contingent consideration payments subsequent to acquisitions	—	(600)
Net cash used in financing activities - continuing operations	(25,647)	(31,956)
Net cash provided by financing activities - discontinued operations	—	—
Total cash used in financing activities	$(25,647)	$(31,956)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(4,690)	(200)
Net change in cash, cash equivalents, and restricted cash	47,012	1,697
Cash, cash equivalents, and restricted cash at beginning of period	115,702	98,250
Less: Change in cash, cash equivalents, and restricted cash - discontinued operations	18	—
Plus: Cash swept from discontinued operations	18	—
Cash, cash equivalents, and restricted cash at end of period	$162,714	$99,947

Supplemental disclosures of cash flow information:
Cash paid for interest	$16,391	$17,351
Cash paid for income taxes	$2,512	$1,958
Cash refunds from income taxes	$371	$15,950
Non-cash investing activities:
Capital expenditures included in accounts payable and other accrued expenses	$11,980	$14,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Stockholders' Equity (Year-to-Date)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands)
For the Three Months Ended March 31, 2020
Balance as of December 31, 2019	78,972	$1	$111,000	$1,006,992	$(166,783)	$951,210
Adoption of new accounting standards	—	—	—	16,827	—	16,827
Net income	—	—	—	33,819	—	33,819
Shares issued in connection with share-based compensation	489	—	2,932	—	—	2,932
Payment of tax withholdings related to net share settlements	—	—	(8,051)	—	—	(8,051)
Share-based compensation	—	—	8,085	—	—	8,085
Shares repurchased and retired	(50)	—	(2,431)	—	—	(2,431)
Dividend declared	—	—	(54)	54	—	—
Other comprehensive loss	—	—	—	—	(75,393)	(75,393)
Balance as of March 31, 2020	79,411	$1	$111,481	$1,057,692	$(242,176)	$926,998

For the Three Months Ended March 31, 2019
Balance as of December 31, 2018	80,092	$1	$160,870	$975,375	$(135,748)	$1,000,498
Net income	—	—	—	1,687	—	1,687
Shares issued in connection with share-based compensation	541	—	2,758	—	—	2,758
Payment of tax withholdings related to net share settlements	—	—	(8,551)	—	—	(8,551)
Share-based compensation	—	—	9,892	—	—	9,892
Other comprehensive loss	—	—	—	—	(7,013)	(7,013)
Balance as of March 31, 2019	80,633	$1	$164,969	$977,062	$(142,761)	$999,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 – Basis of Condensed Consolidated Financial Statements

CoreLogic, Inc., together with its subsidiaries (collectively “the Company”, “we”, “us” or “our”), is a leading global property information, insight, analytics and data-enabled solutions provider operating in North America, Western Europe and Asia Pacific. Our combined data from public, contributory, and proprietary sources provides detailed coverage of property, mortgages and other encumbrances, property risk and replacement cost, consumer credit, tenancy, location, hazard risk and related performance information. The markets we serve include real estate and mortgage finance, insurance, capital markets, and the public sector. We deliver value to clients through unique data, analytics, workflow technology, advisory and managed solutions. Clients rely on us to help identify and manage growth opportunities, improve performance, and mitigate risk.

Our condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States ("US") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The 2019 year-end condensed consolidated balance sheet was derived from the Company’s audited financial statements for the year ended December 31, 2019. Interim financial information does not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Client Concentration

We generate the majority of our operating revenues from clients with operations in the US residential real estate, mortgage origination, and mortgage servicing markets. Approximately 31% and 29% of our operating revenues for the three months ended March 31, 2020 and 2019, respectively, were generated from our top ten clients, who consist of the largest US mortgage originators and servicers. None of our clients individually accounted for greater than 10% of our operating revenues during these periods.

Cash, Cash Equivalents, and Restricted Cash

We deem the carrying value of cash, cash equivalents, and restricted cash to be a reasonable estimate of fair value due to the nature of these instruments. Restricted cash is comprised of deposits that are pledged for various letters of credit/bank guarantees secured by us, escrow accounts due to acquisitions and divestitures, as well as short-term investments within our deferred compensation plan trust. The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the statement of cash flows:

(in thousands)	March 31, 2020	March 31, 2019
Cash and cash equivalents	$152,822	$86,828
Restricted cash included in other assets	9,714	11,134
Restricted cash included in prepaid expenses and other current assets	178	1,985
Total cash, cash equivalents, and restricted cash	$162,714	$99,947

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

Client payment terms are standard with no significant financing components or extended payment terms granted. In limited cases, we allow for client cancellations for which we estimate a reserve at the point-of-sale.

See further discussion in Note 7 - Operating Revenues.

Comprehensive Income

Comprehensive income includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders. Specifically, foreign currency translation adjustments, amounts related to supplemental benefit plans, unrealized gains and losses on interest rate swap transactions and investments are recorded in other comprehensive income. The following table shows the components of accumulated other comprehensive loss, net of taxes, as of March 31, 2020 and December 31, 2019:

(in thousands)	2020	2019
Cumulative foreign currency translation	$(161,193)	$(122,503)
Cumulative supplemental benefit plans	(8,730)	(8,917)
Net unrecognized losses on interest rate swaps	(72,253)	(35,296)
Reclassification adjustment for gain on terminated interest rate swap included in net income	—	(67)
Accumulated other comprehensive loss	$(242,176)	$(166,783)

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

We recorded equity in earnings of affiliates, net of tax, of $0.5 million, and equity in losses of affiliates, net of tax, of $0.4 million for the three months ended March 31, 2020 and 2019, respectively. For both the three months ended March 31, 2020 and 2019, we had no operating revenues related to our investment in affiliates. We recorded operating expenses related to our investment in affiliates of $0.1 million for the three months ended March 31, 2020 and $0.2 million for the three months ended 2019, respectively. As of March 31, 2020, and December 31, 2019, we had insignificant accounts payable and accounts receivable with these affiliates.

In January 2020, we completed the acquisition of the remaining 66% of Location, Inc. ("Location") for $11.5 million, subject to certain working capital adjustments. In connection with this transaction, we remeasured our pre-existing 34% investment balance of $5.6 million to fair value based on the purchase price, resulting in a $0.6 million step-up gain which was recorded within (loss)/gain on investments and other, net, in our condensed consolidated statement of operations for the three months ended March 31, 2020. The total investment balance was then reclassified in the application of purchase accounting for this acquisition. See Note 12 - Acquisitions for additional information. Prior to the acquisition of the remaining interest, we accounted for Location under the equity method and received dividends of $0.7 million in the first quarter of 2020.

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

Dividends

We record cash dividends as reductions to retained earnings upon declaration, with a corresponding increase to current liabilities, based on common shares outstanding on the record date. In addition, as part of our share-based compensation program, the terms of our restricted stock units (“RSUs”) and performance-based restricted stock units (“PBRSUs”) stipulate that holders of these awards are credited with dividend equivalent units on each date that a cash dividend is paid to holders of common stock. These dividend equivalents are subject to the same vesting and performance requirements of the underlying units and therefore are forfeitable (i.e. non-participating). Upon declaration of a dividend, we record dividend equivalents as a reduction to retained earnings, derived from the number of eligible unvested shares, with a corresponding increase to additional paid-in-capital.

In December 2019, we announced that our Board of Directors initiated and declared a cash dividend of $0.22 per common share. As a result, as of December 31, 2019, we recorded a liability of $17.4 million within accounts payable and other accrued expenses, as well as $0.4 million in dividend equivalents reflected in additional paid-in-capital within our accompanying consolidated balance sheets. The dividend declared was paid in January 2020 to shareholders of record at the close of business on January 10, 2020. In April 2020, the Board of Directors announced a cash dividend to common shareholders of $0.22 per share of common stock to be paid in June 2020.

Discontinued Operations

As of March 31, 2020, and December 31, 2019, we recorded assets of discontinued operations of $6.3 million within prepaid expenses and other current assets within our condensed consolidated balance sheets, mainly consisting of income tax-related assets. Additionally, as of March 31, 2020 and December 31, 2019, we recorded liabilities of $0.4 million within accounts payable and other accrued expenses, which mainly consisted of legal-related accruals.

Tax Escrow Disbursement Arrangements

We administer tax escrow disbursements as a service to our clients in connection with our tax services business. Funds to be disbursed are deposited and maintained in segregated accounts for the benefit of our clients and totaled $6.8 billion and $1.4 billion as of March 31, 2020 and December 31, 2019, respectively. Because these deposits are held on behalf of our clients, they are not our funds and, therefore, are not included in the accompanying condensed consolidated balance sheets.

These deposits generally remain in the accounts for a period of two to five business days. We record credits from these activities as a reduction to related administrative expenses, including the cost of bank fees and other administration costs.

Under our contracts with our clients, if we make a payment in error or fail to pay a taxing authority when a payment is due, we could be held liable to our clients for all or part of the financial loss they suffer as a result of our act or omission. We maintained total claim reserves relating to incorrect disposition of assets of $22.4 million and $22.7 million as of March 31, 2020 and December 31, 2019, respectively. Within both of these amounts, $9.8 million are short-term and are reflected within accounts payable and other accrued expenses within our accompanying condensed consolidated balance sheets. The remaining reserves are reflected within other liabilities.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued guidance to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform, in connection with the scheduled phase-out of LIBOR as a reference interest rate. The guidance provides practical expedients and exceptions in accounting for contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. Entities electing the practical expedients will be allowed, among other topics, to account for reference rate modification of debt and receivables prospectively; to not reassess lease classifications and discount rates in reference rate lease modifications; and ease cash-flow hedge effectiveness testing guidelines for hedges affected by reference rate reform. The guidance is effective as of March 12, 2020 through December 31, 2022 with adoption permitted as of any date within the aforementioned time frame from the beginning of the selected interim period on a prospective basis. We have elected to adopt the guidance in the current quarter which has not had a material effect on our condensed consolidated financial statements.

In December 2019, as part of a simplification initiative, the FASB issued guidance to remove certain exceptions and added further guidance to simplify the accounting for income taxes. The exceptions that were removed relate to recognizing deferred taxes for investments, performing intra-period allocation, and calculating income taxes in interim periods. The guidance reduces the complexity of recognizing deferred taxes for tax goodwill and allocating taxes to entities of a consolidated group. The guidance is effective for fiscal years beginning after December 15, 2020 with early adoption permitted. We elected to early adopt on January 1, 2020 via the modified retrospective method with a cumulative effect adjustment at the date of initial application, resulting in an increase to retained earnings of $16.8 million which represents the release of a deferred tax liability that had previously been established for the outside basis difference of an equity method investment that later became a subsidiary.

In November 2018, the FASB issued guidance to clarify the definition and interaction of collaborative arrangements with previously issued guidance on revenue recognition. This guidance is effective for fiscal years beginning after December 15, 2019 on a retrospective basis to the date of the initial adoption of the revenue standard. We have adopted this guidance in the current year as required, which has not had a material impact on our condensed consolidated financial statements.

In August 2018, the FASB issued guidance that amends fair value disclosure requirements. The guidance removes disclosure requirements on the transfers between Level 1 and Level 2 of the fair value hierarchy in addition to the disclosure requirements on the policy for timing of transfers between levels and the valuation process for Level 3 fair value measurements. The guidance clarifies the measurement uncertainty disclosure and adds disclosure requirements for Level 3 unrealized gains and losses and significant unobservable inputs used to develop Level 3 fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019. Entities were permitted to early adopt any removed or modified disclosures upon issuance and delay adoption of the additional disclosures until the effective date. We early adopted the removal of disclosure provisions of the new guidance in 2018 and adopted the measurement uncertainty disclosure and additional Level 3 disclosures in the current year as required. Adoption of this guidance has not had a material impact on our condensed consolidated financial statements.

In June 2016, the FASB issued guidance for accounting of credit losses affecting the impairment model for most financial assets and certain other instruments. Entities are required to use a forward-looking current expected credit loss model for trade and other receivables, held-to-maturity debt securities, loans, and other instruments, which will generally lead to an earlier recognition of loss allowances. Entities will recognize expected losses on available-for-sale debt securities as allowances rather than a reduction in amortized cost of the security while the measurement process of such loss does not change. Disclosure requirements are expanded regarding an entity’s assumptions, models, and methods of estimations of the allowance. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. In November 2018 and 2019, the FASB issued updates to this standard which, amongst other items, clarified that impairment of receivables arising from operating leases should be accounted for under applicable leasing guidance. We have adopted this guidance in the current year as required, which has not had a material impact on our condensed consolidated financial statements.

Note 2 - Property and Equipment, Net

Property and equipment, net as of March 31, 2020 and December 31, 2019 consists of the following:

(in thousands)	2020	2019
Land	$7,476	$7,476
Buildings	6,487	6,487
Furniture and equipment	71,993	74,978
Capitalized software	906,590	916,820
Leasehold improvements	49,858	48,811
Construction in progress	480	3,064
	1,042,884	1,057,636
Less accumulated depreciation	(598,886)	(606,615)
Property and equipment, net	$443,998	$451,021

Depreciation expense for property and equipment, net, was approximately $23.2 million and $23.4 million for the three months ended March 31, 2020 and 2019, respectively.

Note 3 – Goodwill, Net

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by reporting unit, for the three months ended March 31, 2020 is as follows:

(in thousands)	PIRM	UWS	Consolidated
Balance as of January 1, 2020
Goodwill	$1,107,494	$1,296,127	$2,403,621
Accumulated impairment losses	(600)	(6,925)	(7,525)
Goodwill, net	1,106,894	1,289,202	2,396,096
Acquisition	12,301	—	12,301
Measurement period adjustments	—	(98)	(98)
Translation adjustments	(26,990)	—	(26,990)
Balance as of March 31, 2020
Goodwill, net	$1,092,205	$1,289,104	$2,381,309

See Note 12 - Acquisitions for discussion of current year acquisition and measurement period adjustments.

Note 4 – Other Intangible Assets, Net

Other intangible assets, net consists of the following:

	March 31, 2020			December 31, 2019
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Client lists	$650,380	$(352,847)	$297,533	$662,611	$(354,011)	$308,600
Non-compete agreements	26,746	(17,565)	9,181	26,409	(16,249)	10,160
Tradenames and licenses	126,173	(68,462)	57,711	127,176	(67,118)	60,058
	$803,299	$(438,874)	$364,425	$816,196	$(437,378)	$378,818

Amortization expense for other intangible assets, net was $14.3 million and $16.6 million for the three months ended March 31, 2020 and 2019, respectively.

Estimated amortization expense for other intangible assets, net is as follows:

(in thousands)
Remainder of 2020	$42,951
2021	54,061
2022	52,314
2023	44,156
2024	37,821
Thereafter	133,122
$364,425

Note 5 – Long-Term Debt

Our long-term debt consists of the following:

	March 31, 2020			December 31, 2019
(in thousands)	Gross	Debt Issuance Costs	Net	Gross	Debt Issuance Costs	Net
Bank debt:
Term loan facility borrowings due May 2024, weighted-average interest rate of 3.42% as of March 31, 2020	$1,672,188	$(13,996)	$1,658,192	$1,672,188	$(14,868)	$1,657,320
Revolving line of credit borrowings due May 2024, weighted-average interest rate of 3.42% as of March 31, 2020	—	(6,064)	(6,064)	—	(6,425)	(6,425)
Notes:
7.55% senior debentures due April 2028	9,531	(25)	9,506	9,524	(26)	9,498
Other debt:
Various debt instruments with maturities through March 2024	5,597	—	5,597	6,167	—	6,167
Total long-term debt	1,687,316	(20,085)	1,667,231	1,687,879	(21,319)	1,666,560
Less current portion of long-term debt	77,724	—	77,724	56,022	—	56,022
Long-term debt, net of current portion	$1,609,592	$(20,085)	$1,589,507	$1,631,857	$(21,319)	$1,610,538

As of March 31, 2020 and December 31, 2019, we recorded $0.6 million and $0.4 million, respectively, of accrued interest expense on our debt-related instruments within accounts payable and other accrued expenses.

Credit Agreement

In May 2019, we amended and restated our credit agreement (the “Credit Agreement”) with Bank of America, N.A., as the administrative agent, and other financial institutions. The Credit Agreement provides for a $1.8 billion 5-year term loan facility (the “Term Facility”), and a $750.0 million 5-year revolving credit facility (the “Revolving Facility”). The Term Facility matures, and the Revolving Facility expires, in May 2024. The Revolving Facility includes a $100.0 million multi-currency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $300.0 million in the aggregate; however, the lenders are not obligated to do so. As of March 31, 2020, we had a remaining borrowing capacity of $750.0 million under the Revolving Facility and we were in compliance with all financial and restrictive covenants under the Credit Agreement.

Debt Issuance Costs

In connection with the amendment and restatement of the Credit Agreement, in May 2019, we incurred approximately $9.7 million of debt issuance costs of which $9.6 million were initially capitalized within long-term debt, net of current, in the accompanying condensed consolidated balance sheets. In addition, when we amended and restated the Credit Agreement, we wrote-off previously unamortized debt issuance costs of $1.5 million within (loss)/gain on investments and other, net, in the accompanying consolidated statement of operations, which resulted in a remaining $14.6 million of previously unamortized costs. We will amortize all of these costs over the term of the Credit Agreement. For the three months ended March 31, 2020 and 2019, $1.2 million and $1.3 million, respectively, were recognized in the accompanying condensed consolidated statements of operations related to the amortization of debt issuance costs.

7.55% Senior Debentures

In April 1998, we issued $100.0 million in aggregate principal amount of 7.55% senior debentures due 2028. The indentures governing these debentures, as amended, contain limited restrictions on us.

Interest Rate Swaps

We have entered into amortizing interest rate swaps (“Swaps”) in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. Under the Swaps, we agree to exchange floating rate for fixed rate interest payments periodically over the life of the agreement. The floating rates in our Swaps are based on the one-month London interbank offering rate ("LIBOR"). The notional balances, terms and maturities of our Swaps are designed to have the effect of fixing the rate of interest on at least 50% of the principal balance of our senior term debt.

As of March 31, 2020, the Swaps have a combined remaining notional balance of $1.3 billion, a weighted average fixed interest rate of 2.08% (rates range from 0.66% to 2.98%), and scheduled terminations through December 2025. Notional balances under our Swaps are scheduled to increase and decrease based on our expectations of the level of variable rate debt to be in effect in future periods. Currently, we have scheduled notional amounts of between $1.3 billion and $1.2 billion through September 2021, then $1.1 billion and $1.0 billion through August 2022, and $496.8 million and $465.0 million through December 2025. Approximate weighted average fixed interest rates for the aforementioned time periods are 2.51%, 2.64%, and 2.61%, respectively.

We have designated the Swaps as cash flow hedges. The estimated fair values of these cash flow hedges are recorded in prepaid expenses and other current assets or other assets as well as accounts payable and other accrued expenses or other liabilities in the accompanying condensed consolidated balance sheets. As of March 31, 2020, the estimated fair value of these cash flow hedges resulted in a liability of $96.3 million of which $6.2 million was recorded within accounts payable and other accrued expenses. As of December 31, 2019, the estimated fair value of these cash flow hedges resulted in an asset of $0.6 million which was recorded within prepaid expenses and other current assets, as well as a liability of $47.7 million recorded within other liabilities.

Unrealized losses of $36.9 million (net of $12.3 million in deferred taxes) and $12.2 million (net of $4.1 million in deferred taxes) for the three months ended March 31, 2020 and 2019, respectively, were recognized in other comprehensive loss related to the Swaps.

As a result of our Swap activity, for the three months ended March 31, 2020 and 2019, included within interest expense, on a pre-tax basis, we recognized interest expense of $15.8 million and interest income of $1.7 million, respectively. Estimated net losses included in accumulated other comprehensive loss related to the Swaps as of March 31, 2020, that will be reclassified into earnings as interest expense over the next 12 months, utilizing March 31, 2020 LIBOR, is estimated to be $21.1 million, on a pre-tax basis.

Note 6 – Fair Value

Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable.

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

Other Investments

Other investments are currently comprised of a minority equity investment in a foreign enterprise which we measure at cost and adjust to fair value on a quarterly basis when there are observable price changes in orderly transactions for the identical, or similar, investments. Changes in fair value are recorded within (loss)/gain on investments and other, net, in our condensed consolidated statement of operations.

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

Swaps

The fair values of the Swaps were estimated based on market-value quotes received from the counterparties to the agreements.

The fair values of our financial instruments as of March 31, 2020 are presented in the following table:

(in thousands)	Fair Value Measurements Using
As of March 31, 2020	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$152,822	$—	$—	$152,822
Restricted cash	8,196	1,696	—	9,892
Other investments	—	2,232	—	2,232
Total	$161,018	$3,928	$—	$164,946

Financial Liabilities:
Contingent consideration	$—	$—	$3,700	$3,700
Total debt	—	1,688,230	—	1,688,230
Total	$—	$1,688,230	$3,700	$1,691,930

Derivatives:
Liability for Swaps	$—	$96,272	$—	$96,272

As of December 31, 2019
Financial Assets:
Cash and cash equivalents	$105,185	$—	$—	$105,185
Restricted cash	9,791	726	—	10,517
Other investments	—	1,898	—	1,898
Total	$114,976	$2,624	$—	$117,600

Financial Liabilities:
Contingent consideration	$—	$—	$4,509	$4,509
Total debt	—	1,690,731	—	1,690,731
Total	$—	$1,690,731	$4,509	$1,695,240

Derivatives:
Asset for Swaps	$—	$572	$—	$572
Liability for Swaps	$—	$47,691	$—	$47,691

In connection with certain acquisitions in 2017, we entered into contingent consideration agreements for up to $20.5 million in cash by 2022 upon the achievement of certain revenue targets ending in fiscal year 2021. These contingent payments were originally recorded at a fair value of $6.2 million using the Monte-Carlo simulation model. In connection with the 2019 acquisition of National Tax Search, LLC (“NTS”), we entered into a contingent consideration agreement for up to $7.5 million in cash based upon certain revenue targets in fiscal years 2020 and 2021. This contingent consideration has been assessed with no fair value as of March 31, 2020 using the Monte-Carlo simulation model. The contingent payments are remeasured at fair value quarterly, and changes are recorded within (loss)/gain on investments and other, net, in our condensed consolidated statement of operations. During the three months ended March 31, 2020, we decreased the fair value of our contingent consideration by $0.8 million and recorded the gain in our condensed consolidated statement of operations. During the three months ended March 31, 2019, we increased the fair value of our contingent consideration by $0.4 million and recorded the loss in our condensed consolidated statement of operations.

Due to observable price changes in an inactive market, for the three months ended March 31, 2019 we recorded an unfavorable fair value adjustment of $2.3 million to a minority equity investment, within (loss)/gain on investments and other, net, in our condensed consolidated statement of operations. No adjustments were necessary for the three months ended March 31, 2020.

Note 7 – Operating Revenues

Operating revenues by solution type consist of the following:

(in thousands)	PIRM	UWS	Corporate and Eliminations	Consolidated
For the Three Months Ended March 31, 2020
Property insights	$116,977	$—	$—	$116,977
Insurance and spatial solutions	46,840	—	—	46,840
Flood data solutions	—	27,603	—	27,603
Valuation solutions	—	61,247	—	61,247
Credit solutions	—	81,127	—	81,127
Property tax solutions	—	101,991	—	101,991
Other	9,238	3,653	(4,791)	8,100
Total operating revenue	$173,055	$275,621	$(4,791)	$443,885

For the Three Months Ended March 31, 2019
Property insights	$118,670	$—	$—	$118,670
Insurance and spatial solutions	45,416	—	—	45,416
Flood data solutions	—	16,976	—	16,976
Valuation solutions	—	66,323	—	66,323
Credit solutions	—	67,814	—	67,814
Property tax solutions	—	86,582	—	86,582
Other	11,722	6,823	(2,618)	15,927
Total operating revenue	$175,808	$244,518	$(2,618)	$417,708

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

Property Tax Solutions

Our property tax solutions are built from aggregated property tax information from over 20,000 taxing authorities. We use this information to advise mortgage lenders and servicers of the property tax payment status of loans in their portfolio and to monitor that status over the life of the loans. If a mortgage lender or servicer requires tax payments to be impounded on behalf of its borrowers, we can also facilitate the transfer of these funds to the taxing authorities and provide the lender or servicer with payment confirmation. Property tax processing revenues are primarily comprised of periodic loan fees and life-of-loan fees. For periodic fee arrangements, we generate monthly fees at a contracted rate for as long as we service the loan. For life-

of-loan fee arrangements, we charge a one-time fee when the loan is set-up in our tax servicing system. Life-of-loan fees are deferred and recognized ratably over the expected service period of 10 years and adjusted for early loan cancellation. Revenue recognition rates of loan portfolios are regularly analyzed and adjusted monthly to reflect current trends.

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

Contract Costs

Incremental costs to obtain or fulfill client contracts are recognized as an asset. As of March 31, 2020, we had $10.3 million of current deferred contract costs which are presented in prepaid expenses and other current assets, as well as $23.2 million of long-term deferred contract costs which are presented in other assets in our condensed consolidated balance sheet. As of December 31, 2019, we had $9.8 million of current deferred contract costs and $23.1 million of long-term deferred contract costs. Our deferred contract costs primarily include certain set-up and acquisition costs related to property tax solutions, which amortize ratably over an expected 10-year life, adjusted for early loan cancellations. For the three months ended March 31, 2020 and 2019, we recorded amortization associated with deferred contract costs of $3.7 million and $3.1 million, respectively.

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

As of March 31, 2020, we had $910.0 million in contract liabilities compared to $884.9 million as of December 31, 2019. The overall change of $25.1 million in contract liability balances are primarily due to $173.4 million of new deferred billings in the current year, partially offset by $147.1 million of operating revenue recognized, of which $100.2 million related to contracts previously deferred, and other decreases of $1.2 million.

Remaining Performance Obligations

The majority of our arrangements are between one and three years with a significant portion being one year or less. For the remaining population of non-cancellable and fixed arrangements greater than one year, as of March 31, 2020 we had $1.0 billion of remaining performance obligations. We expect to recognize approximately 26% percent of this remaining revenue backlog in 2020, 26% in 2021, 17% in 2022 and 31% thereafter. See further discussion of performance obligations in Note 1 - Basis for Condensed Consolidated Financial Statements.

Note 8 – Share-Based Compensation

We currently issue equity awards under the CoreLogic, Inc. 2018 Performance Incentive Plan (the “Plan”), which was approved by our stockholders at our Annual Meeting held in May 2018. The Plan includes the ability to grant share-based instruments such as RSUs, PBRSUs, and stock options. Prior to the approval of the Plan, we issued share-based awards under the CoreLogic, Inc. 2011 Performance Incentive Plan, as amended, which was preceded by the CoreLogic, Inc. 2006 Incentive Plan. The Plan provides for up to 15,139,084 shares of the Company's common stock to be available for award grants.

We have primarily utilized RSUs and PBRSUs as our share-based compensation instruments for employees and directors. The fair value of any share-based compensation instrument grant is based on the market value of our common stock on the date of grant and is recognized as compensation expense over its vesting period.

Restricted Stock Units

For the three months ended March 31, 2020 and 2019, we awarded 552,262 and 584,552 RSUs, respectively, with an estimated grant-date fair value of $17.6 million and $21.1 million, respectively. The RSU awards will vest ratably over 3 years. RSU activity for the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
(in thousands, except weighted-average fair value prices)
Unvested RSUs outstanding at December 31, 2019	1,032	$39.84
RSUs granted	552	$31.79
RSUs vested	(411)	$39.85
RSUs forfeited	(5)	$34.55
Unvested RSUs outstanding at March 31, 2020	1,168	$36.08

As of March 31, 2020, there was $32.6 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.2 years. The fair value of RSUs are based on the market value of our common stock on the date of grant.

Performance-Based Restricted Stock Units

For the three months ended March 31, 2020 and 2019, we awarded 292,853 and 203,464 PBRSUs, respectively, with an estimated grant-date fair value of $11.4 million and $7.5 million, respectively. These awards are generally subject to service-based, performance-based, and market-based vesting conditions. The service and performance period for the 2020 grants is from January 2020 to December 2022 and the performance metric is adjusted earnings per share.

The performance and service period for the PBRSUs awarded in the first quarter of 2019 is from January 2019 to December 2021. These awards are generally subject to service-based, performance-based, and market-based vesting conditions with the performance metric as adjusted earnings per share. Additionally, within our unvested PBRSUs, there are prior year grants which do not include market-based conditions but have adjusted EBITDA margin or organic revenue growth rate as the performance metric.

The fair values of the awards containing market-based vesting conditions were estimated using Monte-Carlo simulation with the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2020	2019
Expected dividend yield (1)	—%	—%
Risk-free interest rate (2)	0.60%	2.44%
Expected volatility (3)	32.53%	28.24%
Average total stockholder return (3)	(21.47)%	17.15%

(1) Since PBRSU participants are credited with dividend equivalent shares when dividends are paid, 0.00% was used in the Monte-Carlo simulation which is mathematically equivalent to paying dividend equivalents upon vesting. Please see Note 1 - Basis for Condensed Consolidated Financial Statements for further information regarding dividends.
(2) The risk-free interest rate for the periods within the contractual term of the PBRSUs is based on the US Treasury yield curve in effect at the time of the grant.
(3) The expected volatility and average total stockholder return are measures of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

PBRSU activity for the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
(in thousands, except weighted-average fair value prices)
Unvested PBRSUs outstanding at December 31, 2019	636	$42.62
PBRSUs granted	293	$38.98
PBRSUs vested	(184)	$39.50
PBRSUs forfeited	(9)	$42.84
Unvested PBRSUs outstanding at March 31, 2020	736	$41.95

As of March 31, 2020, there was $21.2 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 2.0 years. The fair value of PBRSUs are based on the market value of our common stock on the date of grant.

Stock Options

Prior to 2015, we issued stock options as incentive compensation for certain employees. Option activity for the three months ended March 31, 2020 is as follows:

(in thousands, except weighted-average price)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2019	479	$19.59
Options exercised	(9)	$17.34
Options vested, exercisable, and outstanding at March 31, 2020	470	$19.63	2.1	$5,213

As of March 31, 2020, there was no unrecognized compensation cost related to unvested stock options.

The intrinsic value of options exercised was $0.3 million and less than $0.1 million for the three months ended March 31, 2020 and 2019, respectively. This intrinsic value represents the difference between the fair market value of our common stock on the date of exercise and the exercise price of each option.

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

The following table sets forth the share-based compensation expense recognized for the three months ended March 31, 2020 and 2019:

(in thousands)	2020	2019
RSUs	$5,811	$7,312
PBRSUs	1,575	1,915
Stock options	—	—
Employee stock purchase plan	699	665
	$8,085	$9,892

The table above includes $0.5 million and $0.8 million of share-based compensation expense within cost of services in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively.

Note 9 – Litigation and Regulatory Contingencies

We have been named in various lawsuits and we are from time to time subject to audit or investigation by governmental agencies arising in the ordinary course of business.

With respect to matters where we determine that a loss is both probable and reasonably estimable, we record a liability representing our best estimate of the financial exposure based on known facts. For matters where a settlement has been reached, we record the expected amount of such settlements. With respect to audits, investigations or lawsuits that are ongoing, although their final dispositions are not yet determinable, we do not believe that the ultimate resolution of such matters, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. We record expenses for legal fees as incurred.

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

Separation

Following the Separation, we are responsible for a portion of First American Financial Corporation's ("FAFC") contingent and other corporate liabilities. In the Separation and Distribution Agreement we entered into in connection with the Separation, we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with each other prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary. As of March 31, 2020, no reserves were considered necessary.

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

Note 10 – Income Taxes

The effective income tax rate for income taxes as a percentage of income from continuing operations before equity in earnings/(losses) of affiliates and income taxes was 28.0% and 32.9% for the three months ended March 31, 2020 and 2019, respectively.

For the three months ended March 31, 2020, when compared to the three months ended 2019, the decrease in the effective income tax rate was primarily due to nonrecurring charges recorded in 2019 related to uncertain tax benefits.

We are currently under examination for the years 2010 through 2012 and 2016, by the US Internal Revenue Service ("IRS"), our primary taxing authority, and for other years by various other taxing authorities. It is reasonably possible the amount of the unrecognized benefits, as well as the valuation allowance with respect to certain tax attributes, could be significantly impacted which would have an impact on net income. In the next 12 months we expect expiration of statutes of limitations on reserves of approximately $1.3 million and the release of reserves and allowances of approximately $17 million to $20 million upon the conclusion of the IRS examination for years 2010 through 2012.

Note 11 – Earnings Per Share

The following is a reconciliation of net income per share:

	For the Three Months Ended March 31,
	2020	2019
(in thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income from continuing operations	$33,806	$1,733
Income/(loss) from discontinued operations, net of tax	13	(46)
Net income	$33,819	$1,687
Denominator:
Weighted-average shares for basic income/(loss) per share	79,028	80,179
Dilutive effect of stock options and RSUs	1,497	1,098
Weighted-average shares for diluted income/(loss) per share	80,525	81,277
Income/(loss) per share
Basic:
Net income from continuing operations	$0.43	$0.02
Income/(loss) from discontinued operations, net of tax	—	—
Net income	$0.43	$0.02
Diluted:
Net income from continuing operations	$0.42	$0.02
Income/(loss) from discontinued operations, net of tax	—	—
Net income	$0.42	$0.02

The dilutive effect of share-based compensation awards has been calculated using the treasury-stock method. For the three months ended March 31, 2020 and 2019, an aggregate of 0.1 million and 0.5 million, respectively, of PBRSUs and RSUs were excluded from the weighted-average diluted common shares outstanding due to their anti-dilutive effect.

Note 12 – Acquisitions

In January 2020, we acquired the remaining 66% of Location for $11.5 million, subject to certain working capital adjustments. Location is a leading provider of geographic location indicators for crime and non-weather related events connected to underwriting risk assessment. This acquisition further progresses our long-term strategic plan by adding scale to our insurance and spatial businesses. Location is included as a component of our Property Intelligence & Risk Management Solutions ("PIRM") segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We have preliminarily recorded proprietary technology of $6.0 million with an estimated useful life of 10 years, client lists of $0.3 million with an estimated useful life of 5 years, trademarks of $0.8 million with an estimated useful life of 8 years, non-compete agreements of $0.4 million with an estimated useful life of 5 years, and goodwill of $12.3 million. In connection with this acquisition, we remeasured our then-existing 34% investment ownership in Location which resulted in a $0.6 million step-up gain that we recorded within (loss)/gain on investments and other, net, in our condensed consolidated statement of operations in the first quarter of 2020.

In August 2019, we completed the acquisition of National Tax Search LLC ("NTS") for $15.0 million, subject to certain working capital adjustments, and up to $7.5 million to be paid in cash by 2022, contingent upon the achievement of certain revenue targets in fiscal years 2020 and 2021 (see Note 6 - Fair Value for further details). NTS is a leading provider of commercial property tax payment services and specializes in identifying potential collateral loss related to unpaid property tax, homeowners association fees, and inaccurate flood zone determinations. The NTS acquisition increases the Company's commercial property information offerings and is expected to drive future growth in the US. NTS is included as a component of our Underwriting & Workflow Solutions ("UWS") segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We have preliminarily recorded client lists of $5.0 million with an estimated useful life of 10 years, proprietary technology of $3.3 million with an estimated useful life of 7 years, trademarks of $1.0 million with an estimated useful life of 7 years, non-compete agreements of $0.3 million with an estimated useful life of 5 years, contract liabilities of $2.5 million, and goodwill of $5.4 million, all of which is deductible for tax purposes. For the three months ended March 31, 2020, goodwill decreased by $0.1 million as a result of a change in the purchase price allocation for certain working capital adjustments.

These business combinations did not have a material impact on our condensed consolidated statements of operations.

We incurred $0.9 million and less than $0.1 million of acquisition-related costs within selling, general and administrative expenses on our condensed consolidated statement of operations for the three months ended March 31, 2020 and 2019, respectively.

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

The operating results of our PIRM segment included intercompany revenues of $4.0 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively. The segment also included intercompany expenses of $0.8 million for both the three months ended March 31, 2020 and 2019.

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

The operating results of our UWS segment included intercompany revenues of $0.8 million for both the three months ended March 31, 2020 and 2019. The segment also included intercompany expenses of $1.8 million for both the three months ended March 31, 2020 and 2019.

We also separately report on our corporate and eliminations. Corporate consists primarily of corporate personnel and other expenses associated with our corporate functions and facilities, investment gains and losses, equity in earnings/(losses) of affiliates, net of tax, and interest expense. The results of our Corporate segment included intercompany expenses of $2.2 million for the three months ended March 31, 2020 and none for 2019.

Selected financial information by reportable segment is as follows:

(in thousands)	Operating Revenues	Depreciation and Amortization	Operating Income/(Loss)	Equity in Earnings/(Losses) of Affiliates, Net of Tax	Net Income/(Loss) From Continuing Operations	Capital Expenditures

For the Three Months Ended March 31, 2020
PIRM	$173,055	$25,011	$18,318	$706	$19,232	$14,076
UWS	275,621	13,245	75,614	—	76,433	1,904
Corporate	—	8,587	(26,861)	(194)	(61,859)	7,796
Eliminations	(4,791)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$443,885	$46,843	$67,071	$512	$33,806	$23,776

For the Three Months Ended March 31, 2019
PIRM	$175,808	$26,799	$14,352	$(524)	$11,387	$15,613
UWS	244,518	15,775	45,852	—	45,435	5,768
Corporate	—	6,645	(39,000)	102	(55,089)	11,586
Eliminations	(2,618)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$417,708	$49,219	$21,204	$(422)	$1,733	$32,967

(in thousands)
Assets	March 31, 2020	December 31, 2019
PIRM	$1,873,151	$1,988,915
UWS	2,165,633	2,159,403
Corporate	5,975,853	5,938,106
Eliminations	(5,873,296)	(5,934,053)
Consolidated (excluding discontinued operations)	$4,141,341	$4,152,371

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

Our expectations, beliefs, objectives, intentions and strategies regarding future results are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by our forward-looking statements. These risks and uncertainties include, but are not limited to:

•	the potential impact that the COVID-19 pandemic, or the perception of its effects, may have on our business;

•	compromises in the security or stability of our data and systems, including from cyber-based attacks, the unauthorized transmission of confidential information or systems interruptions;

•	limitations on access to, or increase in prices for, data from external sources, including government and public record sources;

•	interruptions which could impair the delivery of our products and services;

•
changes in applicable government legislation, regulations and the level of regulatory scrutiny affecting our clients or us, including with respect to consumer financial services and the use of public records and consumer data;

•	difficult or uncertain conditions in the mortgage and consumer lending industries and the economy generally;

•	reliance on our top ten clients for a significant portion of our revenue and profit;

•	intense competition in the market against third parties and the in-house capabilities of our clients;

•	risks related to the outsourcing of services and international operations;

•	our ability to realize the anticipated benefits of certain acquisitions and the timing thereof;

•	our ability to operate in international markets;

•	our ability to protect proprietary technology rights and avoid infringement of others’ proprietary technology rights;

•	the level of our indebtedness, our ability to service our indebtedness and the restrictions in our various debt agreements;

•	our ability to attract and retain qualified management;

•	the remaining tax sharing arrangements and other obligations associated with the spin-off of First American Financial Corporation (“FAFC”).

We urge you to carefully consider risks and uncertainties and review the additional disclosures we make concerning risks and uncertainties that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, as such risk factors may be amended, supplemented, or superseded from time to time by other reports we file with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report on Form 10-Q.

Business Overview

We are a leading global property information, analytics and data-enabled software platforms and services provider operating in North America, Western Europe and Asia Pacific. Our combined data from public, contributory and proprietary sources provides detailed coverage of property, mortgages, other encumbrances, property risk and replacement cost, consumer credit, tenancy, location, hazard risk and related performance information. We have more than one million users who rely on our data and predictive decision analytics to reduce risk, enhance transparency and improve the performance of their businesses.

We offer our clients a comprehensive national database covering real property and mortgage information, judgments and liens, building and replacement costs, parcel and geospatial data, criminal background records, eviction information, non-prime lending records, credit information, and tax information, among other data types. Our structured property-specific data consisting of over 150 million parcel records covers 99% of the United States ("US"), includes both residential and commercial real estate data and is enriched by over 1 billion historical sales, mortgage, and pre-foreclosure transactions. Our consortium data covers loan level mortgage performance, appraisal, as well as mortgage application data and is in excess of 300 million records. We are also the industry's first parcel-based geocoder and have developed a proprietary spatial database covering more than 150 million parcel polygons across the US. We believe the quality of the data we offer is distinguished by our broad range of data sources and our experience in aggregating, organizing, normalizing, processing, and delivering data to our clients.

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

Results of Operations

Overview of Business Environment and Company Developments

COVID-19

The global coronavirus ("COVID-19") pandemic and the mitigation efforts by governments to attempt to control its spread have adversely impacted the global economy, leading to disruptions and volatility in the global financial markets. As there is no comparable recent event that provides guidance to the effects or duration of COVID-19, we are not able to predict the long-term impact on our business at this time. Most states and many countries have issued policies intended to stop or slow the further spread of the disease. Our first priority remains ensuring the safety and health of our employees, clients, and others with whom we partner in conducting our business. We have deployed risk mitigation activities, safety practices, and business continuity strategies so that we can continue offering our clients consistent service offerings while continuing to protect our employees.

The volume of US mortgage loan originations serves as a key market driver for more than half of our business. We believe the volume and related volatility of real estate and mortgage transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, housing supply, employment levels, actions by the Federal Reserve, and the overall state of the US economy. Mortgage interest rates are extremely low by historical standards, and are resulting in higher demand for refinance activity, while the purchase market has been adversely impacted by reduced construction and sales of new and existing homes, and more recently, due to the COVID-19 pandemic and resulting economic instability. For the quarter ended March 31, 2020, we experienced unfavorable business and revenue impacts related to the COVID-19 pandemic of approximately $6 million. As of March 31, 2020 we did not experience any significant impacts to our financial condition, cash flows, control environment, or any related disclosures.

We will continue to monitor our business trends, financial condition, liquidity, and are taking steps to manage our operating cash flows, by prioritizing our investments, and evaluating our capital needs and activities. Our liquidity as of March 31, 2020 consisted primarily of $152.8 million of cash and $750.0 million of unused committed capacity under our revolving credit facility, and we are in compliance will all financial covenants.

Business Environment

We believe mortgage origination unit volumes increased by approximately 35% to 40% in the first quarter of 2020 relative to the same period in 2019, primarily due to higher mortgage refinance volumes resulting from lower interest rates. For 2020, we expect 2020 mortgage unit volumes to be flat relative to 2019 levels as lower interest rates are expected to enable higher refinance volumes; however, we anticipate mortgage purchase volumes to decline due to COVID-19.

We generate the majority of our operating revenues from clients with operations in the US residential real estate, mortgage origination, and mortgage servicing markets. Approximately 31% and 29% of our operating revenues for the three months ended March 31, 2020 and 2019, respectively, were generated from our top ten clients, who consist of the largest US mortgage originators and servicers. None of our clients individually accounted for greater than 10% of our operating revenues for the three months ended March 31, 2020 nor 2019.

While the majority of our revenues are generated in the US, continued strengthening of the US dollar versus other currencies in 2020 unfavorably impacted the translation of the financial results of our international operating revenues by $2.5 million for the three months ended March 31, 2020.

Dividends

In April 2020, the Board of Directors announced a cash dividend to common shareholders of $0.22 per share of common stock to be paid in June 2020. We paid a cash dividend of $0.22 per share of common stock in January, 2020 to shareholders of record on the close of business January 10, 2020.

Acquisitions

In January 2020, we acquired the remaining 66% of Location, Inc. ("Location") for $11.5 million, subject to certain working capital adjustments. Location is included as a component of our PIRM segment. See Note 12 - Acquisitions for further discussion.

Technology Transformation

In September 2018, we announced the adoption of the Google Cloud Platform (“GCP”) as a foundational element of our ongoing technology transformation program to further expand infrastructure capabilities and drive efficiencies. Successful deployment of this technology has already begun and we expect to complete the initial transformation phase of GCP by December 2020. After the initial deployment, we will continue transitioning our technology over the foreseeable future on an opportunistic basis. As we transition to GCP, we will continue to leverage the capabilities of the cloud platform to achieve best-in-class system performance and reliability and to facilitate the deployment of unique business insights fueled by gold-standard data, information, and analytics. Additionally, we expect to realize cost efficiencies and enhanced security as we transition.

Business Exits & Transformation

In December 2018, we announced our intent to exit a loan origination software unit and its remaining legacy default management related platforms, as well as accelerate an appraisal management company ("AMC") transformation program. We believe these actions have expanded our overall profit margins and provide for enhanced long-term organic growth trends. In September 2019, we divested our default management related platforms and received proceeds of $3.8 million. The AMC transformation was concluded in December 2019. Operating revenues attributable to the aforementioned business exits and AMC transformation were $20.8 million for the quarter ended March 31, 2019.

Unless otherwise indicated, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q relate solely to the discussion of our continuing operations.

Consolidated Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Operating Revenues

Our consolidated operating revenues were $443.9 million for the three months ended March 31, 2020, an increase of $26.2 million, or 6.3%, when compared to 2019, and consisted of the following:

(in thousands, except percentages)	2020	2019	$ Change	% Change
PIRM	$173,055	$175,808	$(2,753)	(1.6)%
UWS	275,621	244,518	31,103	12.7
Corporate and eliminations	(4,791)	(2,618)	(2,173)	83.0
Operating revenues	$443,885	$417,708	$26,177	6.3%

Our PIRM segment revenues decreased by $2.8 million, or 1.6%, for the three months ended March 31, 2020, when compared to 2019. Excluding acquisition activity of $0.5 million, the decrease of $3.3 million was primarily due to unfavorable foreign exchange translation of $2.5 million within property insights, lower other revenues of $2.6 million, and lower revenue due to COVID-19. These revenue decreases were offset by higher property insights revenues of $0.7 million on a constant-currency basis and higher insurance and spatial solutions revenues of $1.1 million.

Our UWS segment revenues increased by $31.1 million, or 12.7%, for the three months ended March 31, 2020, when compared to 2019. Excluding acquisition activity of $1.6 million, the increase of $29.5 million was primarily due to higher property tax solutions of $13.9 million, higher credit solutions revenues of $13.3 million, and higher flood data solutions revenues of $10.6 million primarily related to increased volumes. These increases were partially offset by lower valuation solutions revenue of $5.1 million, and lower other revenues of $3.2 million, due to the impacts of the sale of our non-core default technology business units and the completion of our AMC transformation program in 2019, and lower revenue related to COVID-19. Operating revenues attributable to the aforementioned business exits and AMC transformation were $20.8 million for the quarter ended March 31, 2019.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services (excluding depreciation and amortization)

Our consolidated cost of services was $215.6 million for the three months ended March 31, 2020, a decrease of $3.5 million, or 1.6%, when compared to 2019. Excluding acquisition activity of $1.6 million, the decrease of $5.1 million was primarily due to favorable product mix.

Selling, General and Administrative Expenses

Our consolidated selling, general and administrative expenses were $114.4 million for the three months ended March 31, 2020, a decrease of $13.8 million, or 10.8%, when compared to 2019. Excluding acquisition activity of $0.8 million, the decrease of $14.6 million was primarily due to lower compensation costs of $17.7 million and lower professional fees of $7.1 million, offset by higher external services of $2.8 million, higher foreign exchange remeasurements of $4.8 million, and higher other expenses of $2.6 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $46.8 million for the three months ended March 31, 2020, a decrease of $2.4 million, or 4.8%, when compared to 2019. Excluding acquisition activity of $0.5 million, the decrease of $2.9 million is primarily due to assets that were fully impaired during the prior year.

Operating Income

Our consolidated operating income was $67.1 million for the three months ended March 31, 2020, an increase of $45.9 million, or 216.3%, when compared to 2019, and consisted of the following:

(in thousands, except percentages)	2020	2019	$ Change	% Change
PIRM	$18,318	$14,352	$3,966	27.6%
UWS	75,614	45,852	29,762	64.9
Corporate and eliminations	(26,861)	(39,000)	12,139	(31.1)
Operating income	$67,071	$21,204	$45,867	216.3%

Our PIRM segment operating income increased by $4.0 million, or 27.6%, for the three months ended March 31, 2020, when compared to 2019. Excluding acquisition activity of $0.4 million, operating income increased by $4.4 million and margins increased by 269 basis points primarily due to favorable product mix and the impact of our ongoing operational efficiency programs.

Our UWS segment operating income increased by $29.8 million, or 64.9%, for the three months ended March 31, 2020, when compared to 2019. Excluding acquisition activity of $0.3 million, operating income increased by $30.1 million and margins increased by 895 basis points, primarily impacted by higher revenues, improved product mix, and the impact of our ongoing operational efficiency programs.

Corporate and eliminations had a favorable variance of $12.1 million, or 31.1%, for the three months ended March 31, 2020, primarily due to lower investments in data and technology capabilities as well as lower compensation costs.

Total Interest Expense, net

Our consolidated total interest expense, net, was $17.8 million for the three months ended March 31, 2020, a decrease of $0.9 million, or 5.1%, when compared to 2019. The decrease was primarily due to lower interest rates as well as lower average outstanding principal balances.

(Loss)/Gain on Investments and Other, net

Our consolidated loss on investments and other, net, was $3.0 million for the three months ended March 31, 2020, an unfavorable variance of $3.8 million, when compared to 2019. The net loss for the 2020 period was primarily due to losses related to our supplemental benefit plans of $7.5 million, partially offset by gains of $1.4 million related to acquisition activities. The 2019 period reflected a loss of $2.3 million related to revaluation of an equity investment.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations before equity in earnings/(losses) of affiliates and income taxes was $13.0 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively. The effective tax rate was 28.0% and 32.9% for the three months ended March 31, 2020 and 2019, respectively. The decrease in the effective income tax rate was primarily due to nonrecurring charges recorded in 2019 related to uncertain tax benefits.

Liquidity and Capital Resources

Cash and cash equivalents as of March 31, 2020 totaled $152.8 million, an increase of $47.6 million from December 31, 2019. As of March 31, 2020, our cash balances held in foreign jurisdictions totaled $41.1 million and are primarily related to our international operations. We plan to maintain significant cash balances outside of the US for the foreseeable future.

Restricted cash of $9.9 million as of March 31, 2020 and $10.5 million as of December 31, 2019 is comprised of deposits that are pledged for various letters of credit/bank guarantees secured by us, escrow accounts due to acquisitions and divestitures, as well as short-term investments within our deferred compensation plan trust.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in operating assets and liabilities. Total cash provided by operating activities was approximately $112.9 million and $64.6 million for the three months ended March 31, 2020 and 2019, respectively. The increase in cash provided by operating activities was primarily due to higher net income from continuing operations, as adjusted for non-cash activities, and favorable changes in working capital items.

Investing Activities. Total cash used in investing activities was approximately $35.5 million and $30.7 million during the three months ended March 31, 2020 and 2019, respectively. The increase was primarily related to higher net cash paid for acquisitions of $11.8 million, lower net inflows from investments of $1.2 million, lower proceeds from the prior-year sale of a business-line of $1.1 million, partially offset by lower investments in technology and innovation of $9.2 million.

Financing Activities. Total cash used in financing activities was approximately $25.6 million for the three months ended March 31, 2020, which was primarily comprised of dividends paid of $17.4 million, net outflows from share-based compensation-related transactions of $5.1 million, share repurchases of $2.4 million, and repayments of long-term debt of $0.7 million. Total cash used in financing activities was approximately $32.0 million for the three months ended March 31, 2019, which was primarily comprised of repayment of long-term debt of $25.6 million, net outflows from share-based compensation-related transactions of $5.8 million, and contingent consideration payments of $0.6 million.

Financing and Financing Capacity

We had total debt outstanding of $1.7 billion for both periods as of March 31, 2020 and December 31, 2019. Our significant debt instruments and borrowing capacity are described below.

Credit Agreement

The Credit Agreement provides for a $1.8 billion term loan facility (the “Term Facility”), and a $750.0 million revolving credit facility (the “Revolving Facility”). The Term Facility matures and the Revolving Facility expires in May 2024. As of March 31, 2020, we had borrowing capacity under the Revolving Facility of $750.0 million and were in compliance with the financial and restrictive covenants of the Credit Agreement. See Note 5 - Long-Term Debt for further discussion.

Interest Rate Swaps

We have entered into amortizing interest rate swaps (“Swaps”) in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. Under the Swaps, we agree to exchange floating rate for fixed rate interest payments periodically over the life of the agreement. The floating rates in our Swaps are based on the one-month London interbank offering rate. The notional balances, terms and maturities of our Swaps are designed to have the effect of fixing the rate of interest on at least 50% of the principal balance of our senior term debt.

As of March 31, 2020, the Swaps have a combined remaining notional balance of $1.3 billion, a weighted average fixed interest rate of 2.08% (rates range from 0.66% to 2.98%), and scheduled terminations through December 2025. Notional balances under our Swaps are scheduled to increase and decrease based on our expectations of the level of variable rate debt to be in effect in future periods. Currently, we have scheduled notional amounts of between $1.3 billion and $1.2 billion through September 2021, then $1.1 billion and $1.0 billion through August 2022, and $496.8 million and $465.0 million through December 2025. Approximate weighted average fixed interest rates for the aforementioned time periods are 2.51%, 2.64%, and 2.61%, respectively.

Liquidity and Capital Strategy

We expect that cash flow from operations and current cash balances, together with available borrowings under our Revolving Facility, will be sufficient to meet operating requirements through the next twelve months. Cash available from operations, however, could be affected by any general economic downturn, such as financial impacts related to COVID-19, or any decline or adverse changes in our business such as a loss of clients, challenges collecting payments from clients, competitive pressures, or other significant change in our business environment.

We strive to pursue a balanced approach to capital allocation and have recently initiated a dividend distribution. We will also continue to evaluate the repurchase of shares, management of outstanding debt, and the pursuit of strategic acquisitions and investments on an opportunistic basis.

In October 2018, the Board of Directors established a new share repurchase authorization of up to $500.0 million of our common stock. Purchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions. During the quarter ended March 31, 2020, we repurchased less than 0.1 million shares of our common stock for $2.4 million. See Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds - Purchases of Equity Securities by the Issuer and Affiliated Purchasers for further discussion.

In April 2020, the Board of Directors announced a cash dividend to common shareholders of $0.22 per share of common stock to be paid in June 2020. We paid a cash dividend of $0.22 per share of common stock in January 2020 to shareholders of record on the close of business January 10, 2020. We expect to make regular quarterly dividend payments for the foreseeable future. The timing, declaration, and payment of future dividends, however, falls within the discretion of the Board of Directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of our businesses, restrictions imposed by applicable law, and any other factors the Board of Directors deems relevant from time to time.

Availability of Additional Capital

Our access to additional capital fluctuates as market conditions change. There may be times when the private capital markets and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. Based on current market conditions and our financial condition (including our ability to satisfy the conditions contained in our debt instruments that are required to be satisfied to permit us to incur additional indebtedness), we believe that we have the ability to effectively access these liquidity sources for new borrowings. However, continued general economic instability, such as financial impacts resulting from COVID-19 which has caused, and may continue to cause, disruptions in the financial markets or a weakening of our financial condition, including a significant decrease in our profitability, or cash flows, or a material increase in our leverage, could adversely affect our ability to access these markets on acceptable terms or at all and/or increase our cost of borrowings.

Critical Accounting Policies and Estimates

For additional information with respect to our critical accounting policies, which are those that could have the most significant effect on our reported results and require subjective or complex judgments by management, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2019. Management believes there have been no material changes to this information.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our primary exposure to market risk relates to interest-rate risk associated with certain financial instruments. We monitor our risk associated with fluctuations in interest rates and currently use derivative financial instruments to hedge some of these risks.

As of March 31, 2020, we had approximately $1.7 billion in gross, long-term debt outstanding, predominately all of which was variable-interest-rate debt. An increase in interest rates could increase the costs of our variable-interest-rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.

To manage our interest rate risk we have entered into Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. Under the Swaps, we agree to exchange floating rate for fixed rate interest payments periodically over the life of the agreement. The notional balances, terms and maturities of our Swaps are designed to have the effect of fixing the rate of interest on at least 50% of the principal balance of our senior term debt. As of March 31, 2020, the combined remaining notional balance of the Swaps was $1.3 billion, with a weighted average fixed interest rate of 2.08% (rates range from 0.66% to 2.98%), and scheduled terminations through December 2025. Notional balances under our Swaps are scheduled to increase and decrease over their contract lengths based on our expectations of the level of variable rate debt to be in effect in future periods. After giving effect to the Swaps, a hypothetical 1% increase or decrease in interest rates would result in an approximately $1.0 million change to interest expense on our existing indebtedness as of March 31, 2020, on a quarterly basis.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item  1.  Legal Proceedings.

For a description of our legal proceedings, see Note 9 – Litigation and Regulatory Contingencies of our condensed consolidated financial statements, which is incorporated by reference in response to this item.

Item  1A.  Risk Factors.

We have described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the primary risks related to our business, and we may periodically update those risks for material developments. Those risks are not the only ones we face, but do represent those risks that we believe are material to us. Our business is also subject to the risks that affect many other companies, such as general economic conditions, geopolitical events and employment relations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.” You should carefully consider the risks and uncertainties our business faces. We are including one supplemental risk factor below, which disclosure should be read in conjunction with the risk factors described in our Annual Report on Form 10-K.

The extent to which the COVID-19 pandemic, or the perception of its effects, will impact our business depends on future developments that are largely without precedent.
The global coronavirus ("COVID-19") pandemic and the mitigation efforts by governments to attempt to control its spread have adversely impacted the global economy, leading to reduced lending activities and disruptions and volatility in the global capital markets. Many of our clients, and therefore certain of our businesses and revenues, are sensitive to negative changes in general economic conditions. With respect to the housing market in particular, although the current interest rate environment is conducive to mortgage activity, other market factors could adversely impact sales of new and existing homes and other activities relevant to the markets we serve. Risks related to the economy and the housing market generally are described in our risk factor titled “Our revenue is affected by the strength of the economy, interest rate environment and the housing market generally” under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Further deteriorations in economic conditions, as a result of the COVID-19 pandemic or otherwise, could lead to a decline in demand for our products and services and could negatively impact our business. We cannot at this time predict the extent of the impact of the COVID-19 pandemic and its resulting economic impact, but it could have a material adverse effect on our business, financial position, results of operations, and cash flows. For example, we may experience operational issues or financial losses due to a number of factors, including increased cyber fraud risk related to COVID-19, a volatility in mortgage and refinancing transactions, disruptions to operations as a result of issues with our outsource providers or data sources, and concerns related to the ability to collect payments on a timely basis from clients. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of these and the other risks described in “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019. The extent to which the coronavirus outbreak impacts our business, financial condition, results of operations, or cash flows will depend on future developments, which are highly uncertain and more challenging to predict, as there are no comparable recent events that provide guidance as to the effect the spread of a global pandemic may have.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2020, we did not issue any shares of our common stock in any transaction that was not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In October 2018, the Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $500.0 million. As of March 31, 2020, we have $388.9 million in value of shares of common stock (inclusive of commissions and fees) available to be repurchased under the plan. The stock repurchase authorization has no expiration date and repurchases may be made in the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan.

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

During the quarter ended March 31, 2020, we repurchased less than 0.1 million shares of our common stock in an open market purchase pursuant to the terms of our stock repurchase authorization.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 to January 31, 2020	—	$—	—	$391,289,906
February 1 to February 29, 2020	—	$—	—	$391,289,906
March 1 to March 31, 2020	50,000	$48.63	50,000	$388,858,603
Total	50,000	$—	50,000

(1) Calculated inclusive of commissions.

Item 6.  Exhibits.

Exhibit Number	Description

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

101
The following unaudited consolidated financial statements for the quarter ended March 31, 2020 included in this quarterly report on Form 10-Q formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags✓

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101)✓

✓	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Frank D. Martell
Frank D. Martell
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ James L. Balas
James L. Balas
Chief Financial Officer
(Principal Financial Officer)

By: /s/ John K. Stumpf
John K. Stumpf
Controller
(Principal Accounting Officer)
Date:	April 30, 2020