Form 10-Q
period 2020-06-30
CORELOGIC, INC.
filed 2020-07-27
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol(s)	Name of exchange on which registered
Common Stock, $0.00001 par value	CLGX	New York Stock Exchange
Preferred Stock Purchase Rights	CLGX	New York Stock Exchange

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

On July 21, 2020 there were 79,458,522 shares of common stock outstanding.

CoreLogic, Inc.

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.

CoreLogic, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except par value)	June 30,	December 31,
Assets	2020	2019
Current assets:
Cash and cash equivalents	$137,286	$105,185
Accounts receivable (less allowance for credit losses of $8,007 and $7,161 as of June 30, 2020 and December 31, 2019, respectively)	290,199	281,392
Prepaid expenses and other current assets	68,991	59,972
Total current assets	496,476	446,549
Property and equipment, net	440,015	451,021
Operating lease assets	59,571	65,825
Goodwill, net	2,400,412	2,396,096
Other intangible assets, net	351,055	378,818
Capitalized data and database costs, net	327,936	327,078
Investment in affiliates, net	11,839	16,666
Other assets	76,087	76,604
Total assets	$4,163,391	$4,158,657
Liabilities and Equity
Current liabilities:
Accounts payable and other accrued expenses	$185,355	$173,989
Accrued salaries and benefits	67,039	86,598
Contract liabilities, current	362,702	321,647
Current portion of long-term debt	2,504	56,022
Operating lease liabilities, current	17,855	18,058
Total current liabilities	635,455	656,314
Long-term debt, net of current	1,566,292	1,610,538
Contract liabilities, net of current	589,744	563,246
Deferred income tax liabilities	85,280	110,396
Operating lease liabilities, net of current	76,411	85,139
Other liabilities	208,086	181,814
Total liabilities	3,161,268	3,207,447

Stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 79,459 and 78,972 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	120,029	111,000
Retained earnings	1,099,154	1,006,992
Accumulated other comprehensive loss	(217,061)	(166,783)
Total stockholders' equity	1,002,123	951,210
Total liabilities and equity	$4,163,391	$4,158,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Operating revenues	$477,464	$459,538	$921,349	$877,246
Cost of services (excluding depreciation and amortization shown below)	214,491	227,210	430,056	446,271
Selling, general and administrative expenses	124,061	122,798	238,467	251,022
Depreciation and amortization	46,701	47,106	93,544	96,325
Impairment loss	1,228	47,834	1,228	47,834
Total operating expenses	386,481	444,948	763,295	841,452
Operating income	90,983	14,590	158,054	35,794
Interest expense:
Interest income	98	401	512	1,379
Interest expense	17,743	19,582	35,936	39,285
Total interest expense, net	(17,645)	(19,181)	(35,424)	(37,906)
Gain/(loss) on investments and other, net	7,136	(2,884)	4,089	(2,150)
Tax indemnification release	—	(13,394)	—	(13,394)
Income/(loss) from continuing operations before equity in earnings/(losses) of affiliates and income taxes	80,474	(20,869)	126,719	(17,656)
Provision/(benefit) for income taxes	21,845	(15,031)	34,796	(13,973)
Income/(loss) from continuing operations before equity in earnings/(losses) of affiliates	58,629	(5,838)	91,923	(3,683)
Equity in earnings/(losses) of affiliates, net of tax	376	314	888	(108)
Net income/(loss) from continuing operations	59,005	(5,524)	92,811	(3,791)
(Loss)/income from discontinued operations, net of tax	—	(48)	13	(94)
Net income/(loss)	$59,005	$(5,572)	$92,824	$(3,885)

Basic income per share:
Net income/(loss) from continuing operations	$0.74	$(0.07)	$1.17	$(0.05)
(Loss)/income from discontinued operations, net of tax	—	—	—	—
Net income/(loss)	$0.74	$(0.07)	$1.17	$(0.05)
Diluted income per share:
Net income/(loss) from continuing operations	$0.73	$(0.07)	$1.15	$(0.05)
(Loss)/income from discontinued operations, net of tax	—	—	—	—
Net income/(loss)	$0.73	$(0.07)	$1.15	$(0.05)
Weighted-average common shares outstanding:
Basic	79,403	80,473	79,216	80,326
Diluted	80,646	80,473	80,767	80,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Net income/(loss)	$59,005	$(5,572)	$92,824	$(3,885)
Other comprehensive income/(loss)
Market value adjustments on interest rate swaps, net of tax	(1,490)	(21,088)	(38,380)	(33,294)
Reclassification adjustment for gain on terminated interest rate swap included in net income	—	(67)	—	(67)
Foreign currency translation adjustments	26,680	(820)	(12,010)	4,522
Supplemental benefit plans adjustments, net of tax	(75)	(150)	112	(299)
Total other comprehensive income/(loss)	25,115	(22,125)	(50,278)	(29,138)
Comprehensive income/(loss)	$84,120	$(27,697)	$42,546	$(33,023)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,

(in thousands)	2020	2019
Cash flows from operating activities:
Net income/(loss)	$92,824	$(3,885)
Less: Income/(loss) from discontinued operations, net of tax	13	(94)
Net income/(loss) from continuing operations	92,811	(3,791)
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	93,544	96,325
Amortization of debt issuance costs	2,493	2,583
Amortization of operating lease assets	7,284	7,923
Impairment loss	1,228	47,834
Provision for bad debt and claim losses	7,893	7,577
Share-based compensation	21,838	17,755
Equity in (earnings)/losses of affiliates, net of taxes	(888)	108
Loss on early extinguishment of debt	—	1,453
Deferred income tax	3,087	(8,291)
(Gain)/loss on investments and other, net	(4,089)	2,150
Tax indemnification release	—	13,394
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,545)	(38,845)
Prepaid expenses and other current assets	(4,767)	(6,189)
Accounts payable and other accrued expenses	4,889	(24,962)
Contract liabilities	66,786	12,329
Income taxes	(7,893)	15,890
Dividends received from investments in affiliates	109	—
Other assets and other liabilities	(31,660)	(22,649)
Net cash provided by operating activities - continuing operations	243,120	120,594
Net cash provided by operating activities - discontinued operations	18	—
Total cash provided by operating activities	$243,138	$120,594
Cash flows from investing activities:
Purchases of property and equipment	$(31,855)	$(44,714)
Purchases of capitalized data and other intangible assets	(18,535)	(18,307)
Cash paid for acquisitions, net of cash acquired	(12,046)	(41)
Purchases of investments	(631)	(658)
Cash received from sale of business-lines	—	1,082
Proceeds from investments and other	2,281	1,157
Net cash used in investing activities - continuing operations	(60,786)	(61,481)
Net cash provided by investing activities - discontinued operations	—	—
Total cash used in investing activities	$(60,786)	$(61,481)
Cash flows from financing activities:
Proceeds from long-term debt	$—	$1,770,000
Debt issuance costs	—	(9,621)
Repayment of long-term debt	(101,680)	(1,789,702)
Proceeds from issuance of shares in connection with share-based compensation	5,785	6,559
Payment of tax withholdings related to net share settlements	(9,346)	(9,267)
Shares repurchased and retired	(9,273)	(29,030)
Dividends paid	(34,839)	—
Contingent consideration payments subsequent to acquisitions	—	(600)
Net cash used in financing activities - continuing operations	(149,353)	(61,661)
Net cash provided by financing activities - discontinued operations	—	—
Total cash used in financing activities	$(149,353)	$(61,661)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(1,553)	26
Net change in cash, cash equivalents, and restricted cash	31,446	(2,522)
Cash, cash equivalents, and restricted cash at beginning of period	115,702	98,250
Less: Change in cash, cash equivalents, and restricted cash - discontinued operations	18	—
Plus: Cash swept from discontinued operations	18	—
Cash, cash equivalents, and restricted cash at end of period	$147,148	$95,728

Supplemental disclosures of cash flow information:
Cash paid for interest	$32,095	$35,393
Cash paid for income taxes	$36,436	$9,909
Cash refunds from income taxes	$424	$16,061
Non-cash investing activities:
Capital expenditures included in accounts payable and other accrued expenses	$12,374	$17,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Stockholders' Equity (Quarter-to-Date)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands)
For the Three Months Ended June 30, 2020
Balance as of March 31, 2020	79,411	$1	$111,481	$1,057,692	$(242,176)	$926,998
Net income	—	—	—	59,005	—	59,005
Shares issued in connection with share-based compensation	198	—	2,853	—	—	2,853
Payment of tax withholdings related to net share settlements	—	—	(1,295)	—	—	(1,295)
Share-based compensation	—	—	13,753	—	—	13,753
Shares repurchased and retired	(150)	—	(6,842)	—	—	(6,842)
Dividends on common shares	—	—	79	(17,543)	—	(17,464)
Other comprehensive income	—	—	—	—	25,115	25,115
Balance as of June 30, 2020	79,459	$1	$120,029	$1,099,154	$(217,061)	$1,002,123

For the Three Months Ended June 30, 2019
Balance as of March 31, 2019	80,633	$1	$164,969	$977,062	$(142,761)	$999,271
Net loss	—	—	—	(5,572)	—	(5,572)
Shares issued in connection with share-based compensation	200	—	3,801	—	—	3,801
Payment of tax withholdings related to net share settlements	—	—	(716)	—	—	(716)
Share-based compensation	—	—	7,863	—	—	7,863
Shares repurchased and retired	(700)	—	(29,030)	—	—	(29,030)
Other comprehensive loss	—	—	—	—	(22,125)	(22,125)
Balance as of June 30, 2019	80,133	$1	$146,887	$971,490	$(164,886)	$953,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Stockholders' Equity (Year-to-Date)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands)
For the Six Months Ended June 30, 2020
Balance as of December 31, 2019	78,972	$1	$111,000	$1,006,992	$(166,783)	$951,210
Adoption of new accounting standards	—	—	—	16,827	—	16,827
Net income	—	—	—	92,824	—	92,824
Shares issued in connection with share-based compensation	687	—	5,785	—	—	5,785
Payment of tax withholdings related to net share settlements	—	—	(9,346)	—	—	(9,346)
Share-based compensation	—	—	21,838	—	—	21,838
Shares repurchased and retired	(200)	—	(9,273)	—	—	(9,273)
Dividend on common shares	—	—	25	(17,489)	—	(17,464)
Other comprehensive loss	—	—	—	—	(50,278)	(50,278)
Balance as of June 30, 2020	79,459	$1	$120,029	$1,099,154	$(217,061)	$1,002,123

For the Six Months Ended June 30, 2019
Balance as of December 31, 2018	80,092	$1	$160,870	$975,375	$(135,748)	$1,000,498
Net loss	—	—	—	(3,885)	—	(3,885)
Shares issued in connection with share-based compensation	741	—	6,559	—	—	6,559
Payment of tax withholdings related to net share settlements	—	—	(9,267)	—	—	(9,267)
Share-based compensation	—	—	17,755	—	—	17,755
Shares repurchased and retired	(700)	—	(29,030)	—	—	(29,030)
Other comprehensive loss	—	—	—	—	(29,138)	(29,138)
Balance as of June 30, 2019	80,133	$1	$146,887	$971,490	$(164,886)	$953,492

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

Client Concentration

We generate the majority of our operating revenues from clients with operations in the US residential real estate, mortgage origination, and mortgage servicing markets. Approximately 34% and 30% of our operating revenues for the three months ended June 30, 2020 and 2019, respectively, were generated from our top ten clients, who consist of the largest US mortgage originators and servicers. None of our clients individually accounted for greater than 10% of our operating revenues during these periods. Approximately 32% and 29% of our operating revenues for the six months ended June 30, 2020 and 2019, respectively, were generated from our top ten clients. None of our clients individually accounted for greater than 10% of our operating revenues during these periods.

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

(in thousands)	June 30, 2020	June 30, 2019
Cash and cash equivalents	$137,286	$82,042
Restricted cash included in other assets	$9,494	11,662
Restricted cash included in prepaid expenses and other current assets	$368	2,024
Total cash, cash equivalents, and restricted cash	$147,148	$95,728

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

See further discussion in Note 7 - Operating Revenues.

Comprehensive Income/(Loss)

Comprehensive income/(loss) includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders. Specifically, foreign currency translation adjustments, amounts related to supplemental benefit plans, unrealized gains and losses on interest rate swap transactions and investments are recorded in other comprehensive income/(loss). The following table shows the components of accumulated other comprehensive loss, net of taxes, as of June 30, 2020 and December 31, 2019:

(in thousands)	2020	2019
Cumulative foreign currency translation	$(134,513)	$(122,503)
Cumulative supplemental benefit plans	(8,805)	(8,917)
Net unrecognized losses on interest rate swaps	(73,743)	(35,296)
Reclassification adjustment for gain on terminated interest rate swap included in net income	—	(67)
Accumulated other comprehensive loss	$(217,061)	$(166,783)

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

As of June 30, 2020, and December 31, 2019, we had insignificant revenue, expense, accounts receivable, and accounts payable with these affiliates.

In January 2020, we completed the acquisition of the remaining 66% of Location, Inc. ("Location") for $11.5 million, subject to certain working capital adjustments. In connection with this transaction, we remeasured our pre-existing 34% investment balance of $5.6 million to fair value based on the purchase price, resulting in a $0.6 million step-up gain which is reflected within gain/(loss) on investments and other, net, in our condensed consolidated statement of operations for the six months ended June 30, 2020. See Note 12 - Acquisitions for additional information. Prior to the acquisition of the remaining interest, we accounted for Location under the equity method and received dividends of $0.7 million in the first quarter of 2020.

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

In December 2019, we announced that our Board of Directors approved the initiation of a quarterly cash dividend to common shareholders. In connection with this, in December 2019, our Board of Directors initiated and declared a cash dividend of $0.22 per common share. As a result, as of December 31, 2019, we recorded a liability of $17.4 million within accounts payable and other accrued expenses, as well as $0.4 million in dividend equivalents reflected in additional paid-in-capital within our accompanying consolidated balance sheets. The dividend declared was paid in January 2020. In April 2020, our Board of Directors announced a cash dividend to common shareholders of $0.22 per share of common stock which was paid in June 2020 to stockholders of record at the close of business on June 1, 2020. In July 2020, our Board of Directors announced a 50% increase in our cash dividend to $0.33 per share. See Note 14 - Subsequent Events for further details.

Discontinued Operations

As of both June 30, 2020, and December 31, 2019, we recorded assets of discontinued operations of $6.3 million within prepaid expenses and other current assets within our condensed consolidated balance sheets, mainly consisting of income tax-related assets. Additionally, as of both June 30, 2020 and December 31, 2019, we recorded liabilities of $0.4 million within accounts payable and other accrued expenses, which mainly consisted of legal-related accruals.

Tax Escrow Disbursement Arrangements

We administer tax escrow disbursements as a service to our clients in connection with our tax services business. Funds to be disbursed are deposited and maintained in segregated accounts for the benefit of our clients and totaled $832 million and $1.4 billion as of June 30, 2020 and December 31, 2019, respectively. Because these deposits are held on behalf of our clients, they are not our funds and, therefore, are not included in the accompanying condensed consolidated balance sheets.

These deposits generally remain in the accounts for a period of two to five business days. We record credits from these activities as a reduction to related administrative expenses, including the cost of bank fees and other administration costs.

Under our contracts with our clients, if we make a payment in error or fail to pay a taxing authority when a payment is due, we could be held liable to our clients for all or part of the financial loss they suffer as a result of our act or omission. We maintained total claim reserves relating to incorrect disposition of assets of $22.5 million and $22.7 million as of June 30, 2020 and December 31, 2019, respectively. Within these amounts are $10.0 million and $9.8 million, respectively, which are short-term and are therefore reflected within accounts payable and other accrued expenses within our accompanying condensed consolidated balance sheets. The remaining reserves are reflected within other liabilities.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued guidance to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform, in connection with the scheduled phase-out of LIBOR as a reference interest rate. The guidance provides practical expedients and exceptions in accounting for contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. Entities electing the practical expedients will be allowed, among other topics, to account for reference rate modification of debt and receivables prospectively; to not reassess lease classifications and discount rates in reference rate lease modifications; and ease cash-flow hedge effectiveness testing guidelines for hedges affected by reference rate reform. The guidance is effective through December 2022 with adoption permitted as of any date within the aforementioned time frame from the beginning of the selected interim period on a prospective basis. We have elected to adopt the guidance in the first quarter of 2020, which has not had a material effect on our condensed consolidated financial statements.

In December 2019, as part of a simplification initiative, the FASB issued guidance to remove certain exceptions and added further guidance to simplify the accounting for income taxes. The exceptions that were removed relate to recognizing deferred taxes for investments, performing intra-period allocation, and calculating income taxes in interim periods. The guidance reduces the complexity of recognizing deferred taxes for goodwill and allocating taxes to entities of a consolidated group. The guidance is effective for fiscal years beginning after December 15, 2020 with early adoption permitted. We elected to early adopt on January 1, 2020 via the modified retrospective method with a cumulative effect adjustment at the date of initial application, resulting in an increase to retained earnings of $16.8 million. This impact results from the release of a deferred tax liability that had previously been established for the outside basis difference of an equity method investment that later became a subsidiary.

In November 2018, the FASB issued guidance to clarify the definition and interaction of collaborative arrangements with previously issued guidance on revenue recognition. This guidance is effective for fiscal years beginning after December 15, 2019 on a retrospective basis to the date of the initial adoption of the revenue standard. We adopted this guidance in the first quarter of 2020, which has not had a material impact on our condensed consolidated financial statements.

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

In June 2016, the FASB issued guidance for accounting of credit losses affecting the impairment model for most financial assets and certain other instruments. Entities are required to use a forward-looking current expected credit loss model for trade and other receivables, held-to-maturity debt securities, loans, and other instruments, which will generally lead to an earlier recognition of loss allowances. Entities will recognize expected losses on available-for-sale debt securities as allowances rather than a reduction in amortized cost of the security while the measurement process of such loss does not change. Disclosure requirements are expanded regarding an entity’s assumptions, models, and methods of estimations of the allowance. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. In November 2018 and 2019, the FASB issued updates to this standard which, amongst other items, clarified that impairment of receivables arising from operating leases should be accounted for under applicable leasing guidance. We adopted this guidance in the first quarter of 2020, which has not had a material impact on our condensed consolidated financial statements.

Note 2 - Property and Equipment, Net

Property and equipment, net as of June 30, 2020 and December 31, 2019 consists of the following:

(in thousands)	2020	2019
Land	$7,476	$7,476
Buildings	6,487	6,487
Furniture and equipment	74,799	74,978
Capitalized software	928,035	916,820
Leasehold improvements	50,206	48,811
Construction in progress	371	3,064
	1,067,374	1,057,636
Less accumulated depreciation	(627,359)	(606,615)
Property and equipment, net	$440,015	$451,021

Depreciation expense for property and equipment, net, was approximately $23.1 million and $22.5 million for the three months ended June 30, 2020 and 2019, respectively, and $46.3 million and $45.9 million for the six months ended June 30, 2020 and 2019, respectively.

Impairment losses for property and equipment of $1.2 million and $12.2 million were recorded for both the three and six months ended June 30, 2020 and 2019, respectively. See Note 6 - Fair Value for further discussion.

Note 3 – Goodwill, Net

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by reporting unit, for the six months ended June 30, 2020 is as follows:

(in thousands)	PIRM	UWS	Consolidated
Balance as of January 1, 2020
Goodwill	$1,107,494	$1,296,127	$2,403,621
Accumulated impairment losses	(600)	(6,925)	(7,525)
Goodwill, net	1,106,894	1,289,202	2,396,096
Acquisition	12,584	—	12,584
Measurement period adjustments	—	17	17
Translation adjustments	(8,285)	—	(8,285)
Balance as of June 30, 2020
Goodwill, net	$1,111,193	$1,289,219	$2,400,412
See Note 12 - Acquisitions for discussion of current year acquisition and measurement period adjustments.

Note 4 – Other Intangible Assets, Net

Other intangible assets, net consists of the following:

	June 30, 2020			December 31, 2019
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Client lists	$655,182	$(367,000)	$288,182	$662,611	$(354,011)	$308,600
Non-compete agreements	26,752	(18,900)	7,852	26,409	(16,249)	10,160
Tradenames and licenses	127,311	(72,290)	55,021	127,176	(67,118)	60,058
	$809,245	$(458,190)	$351,055	$816,196	$(437,378)	$378,818

Amortization expense for other intangible assets, net was $14.3 million and $15.4 million for the three months ended June 30, 2020 and 2019, respectively, and $28.6 million and $32.0 million for the six months ended June 30, 2020 and 2019, respectively.

Impairment losses of $35.6 million were recorded for both the three and six months ended June 30, 2019. For the three and six months ended June 30, 2020, there were no impairments. See Note 6 - Fair Value for further discussion.

Estimated amortization expense for other intangible assets, net is as follows:

(in thousands)
Remainder of 2020	$28,862
2021	54,276
2022	52,492
2023	44,248
2024	37,875
Thereafter	133,302
$351,055

Note 5 – Long-Term Debt

Our long-term debt consists of the following:

	June 30, 2020			December 31, 2019
(in thousands)	Gross	Debt Issuance Costs	Net	Gross	Debt Issuance Costs	Net
Bank debt:
Term loan facility borrowings due May 2024, weighted-average interest rate of 2.26% as of June 30, 2020	$1,572,000	$(13,097)	$1,558,903	$1,672,188	$(14,868)	$1,657,320
Revolving line of credit borrowings due May 2024, weighted-average interest rate of 2.26% as of June 30, 2020	—	(5,703)	(5,703)	$—	$(6,425)	$(6,425)
Notes:
7.55% senior debentures due April 2028	9,531	(25)	9,506	$9,524	$(26)	$9,498
Other debt:
Various debt instruments with maturities through March 2024	6,090	—	6,090	$6,167	$—	$6,167
Total long-term debt	1,587,621	(18,825)	1,568,796	$1,687,879	$(21,319)	$1,666,560
Less current portion of long-term debt	2,504	—	2,504	$56,022	$—	$56,022
Long-term debt, net of current portion	$1,585,117	$(18,825)	$1,566,292	$1,631,857	$(21,319)	$1,610,538

As of June 30, 2020 and December 31, 2019, we recorded $0.9 million and $0.4 million, respectively, of accrued interest expense on our debt-related instruments within accounts payable and other accrued expenses.

Credit Agreement

In May 2019, we amended and restated our credit agreement (the “Credit Agreement”) with Bank of America, N.A., as the administrative agent, and other financial institutions. The Credit Agreement provides for a $1.8 billion 5-year term loan facility (the “Term Facility”), and a $750.0 million 5-year revolving credit facility (the “Revolving Facility”). The Term Facility matures, and the Revolving Facility expires, in May 2024. The Revolving Facility includes a $100.0 million multi-currency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $300.0 million in the aggregate; however, the lenders are not obligated to do so. As of June 30, 2020, we had a remaining borrowing capacity of $750.0 million under the Revolving Facility and we were in compliance with all financial and restrictive covenants under the Credit Agreement.

Debt Issuance Costs

In connection with the amendment and restatement of the Credit Agreement, in May 2019, we incurred approximately $9.7 million of debt issuance costs of which $9.6 million were initially capitalized within long-term debt, net of current, in the accompanying condensed consolidated balance sheets. In addition, when we amended and restated the Credit Agreement, we wrote-off previously unamortized debt issuance costs of $1.5 million within gain/(loss) on investments and other, net, in the accompanying consolidated statement of operations, which resulted in a remaining $14.6 million of previously unamortized costs. We will amortize all of these costs over the term of the Credit Agreement. For both the three months ended June 30, 2020 and 2019, $1.3 million was recognized in the accompanying condensed consolidated statement of operations related to the amortization of debt issuance costs. For the six months ended June 30, 2020 and 2019, $2.5 million and $2.6 million, respectively, were recognized in the accompanying condensed consolidated statements of operations related to the amortization of debt issuance costs.

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

As of June 30, 2020, the Swaps have a combined remaining notional balance of $1.2 billion, a weighted average fixed interest rate of 2.34% (rates range from 0.66% to 2.98%), and scheduled terminations through December 2025. Notional balances under our Swaps are scheduled to increase and decrease based on our expectations of the level of variable rate debt to be in effect in future periods. Currently, we have scheduled notional amounts of approximately $1.2 billion through September 2021, then $1.1 billion and $1.0 billion through August 2022, and $496.8 million and $465.0 million through December 2025. Approximate weighted average fixed interest rates for the aforementioned time periods are 2.55%, 2.64%, and 2.61%, respectively.

We have designated the Swaps as cash flow hedges. The estimated fair values of these cash flow hedges are recorded in prepaid expenses and other current assets or other assets as well as accounts payable and other accrued expenses or other liabilities in the accompanying condensed consolidated balance sheets. As of June 30, 2020, the estimated fair value of these cash flow hedges resulted in a liability of $98.3 million, of which $5.2 million was recorded within accounts payable and other accrued expenses. As of December 31, 2019, the estimated fair value of these cash flow hedges resulted in an asset of $0.6 million which was recorded within prepaid expenses and other current assets, as well as a liability of $47.7 million recorded within other liabilities.

Unrealized losses of $1.5 million (net of $0.5 million in deferred taxes) and $21.1 million (net of $7.0 million in deferred taxes) for the three months ended June 30, 2020 and 2019, respectively, were recognized in other comprehensive income/(loss) related to the Swaps. Unrealized losses of $38.4 million (net of $12.8 million in deferred taxes) and $33.3 million (net of $11.1 million in deferred taxes) for the six months ended June 30, 2020 and 2019, respectively, were recognized in other comprehensive income/(loss) related to the Swaps.

As a result of our Swap activity, for the three months ended June 30, 2020 and 2019, included within interest expense, on a pre-tax basis, we recognized interest expense of $5.9 million and interest income of $1.7 million, respectively. For the six months ended June 30, 2020 and 2019, included within interest expense, on a pre-tax basis, we recognized interest expense of $7.2 million and interest income of $3.8 million, respectively. Estimated net losses included in accumulated other comprehensive loss related to the Swaps as of June 30, 2020, that will be reclassified into earnings as interest expense over the next 12 months, utilizing June 30, 2020 LIBOR, is estimated to be $18.1 million, on a pre-tax basis.

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

Other Investments

Other investments are currently comprised of a minority equity investment in a foreign enterprise which we measure at cost and adjust to fair value on a quarterly basis when there are observable price changes in orderly transactions for the identical, or similar, investments. Changes in fair value are recorded within gain/(loss) on investments and other, net, in our condensed consolidated statement of operations.

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

Swaps

The fair values of the Swaps were estimated based on market-value quotes received from the counterparties to the agreements.

The fair values of our financial instruments as of June 30, 2020 are presented in the following table:

(in thousands)	Fair Value Measurements Using
As of June 30, 2020	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$137,286	$—	$—	$137,286
Restricted cash	$8,184	1,678	—	9,862
Other investments	—	2,513	—	2,513
Total	$145,470	$4,191	$—	$149,661

Financial Liabilities:
Contingent consideration	$—	$—	$1,900	$1,900
Total debt	—	1,590,050	—	1,590,050
Total	$—	$1,590,050	$1,900	$1,591,950

Derivatives:
Liability for Swaps	$—	$98,259	$—	$98,259

As of December 31, 2019
Financial Assets:
Cash and cash equivalents	$105,185	$—	$—	$105,185
Restricted cash	9,791	726	—	10,517
Other investments	—	1,898	—	1,898
Total	$114,976	$2,624	$—	$117,600

Financial Liabilities:
Contingent consideration	$—	$—	$4,509	$4,509
Total debt	—	1,690,731	—	1,690,731
Total	$—	$1,690,731	$4,509	$1,695,240

Derivatives:
Asset for Swaps	$—	$572	$—	$572
Liability for Swaps	$—	$47,691	$—	$47,691

For both the three and six months ended June 30, 2020, we recorded non-cash impairment charges of $1.2 million in property and equipment, net, related to capitalized software within our Underwriting & Workflow Solutions ("UWS") segment. For both the three and six months ended June 30, 2019, we recorded non-cash impairment charges of $35.6 million in other intangible assets, net, as well as $12.2 million in property and equipment, net. Both impairments are due to ongoing business transformation activities of our appraisal management company within our UWS segment. The impairments within other intangible assets, net include $32.3 million for client lists and $3.3 million for licenses. The impairments within property and equipment, net relate to capitalized software. All impairments were derived using an undiscounted cash flow methodology.

In connection with certain acquisitions in 2017, we entered into contingent consideration agreements for up to $20.5 million in cash by 2022 upon the achievement of certain revenue targets ending in fiscal year 2021. These contingent payments were originally recorded at a fair value of $6.2 million using the Monte-Carlo simulation model. In connection with the 2019 acquisition of National Tax Search, LLC (“NTS”), we entered into a contingent consideration agreement for up to $7.5 million in cash based upon certain revenue targets in fiscal years 2020 and 2021. This contingent consideration has been assessed with no fair value as of June 30, 2020 using the Monte-Carlo simulation model. The contingent payments are remeasured at fair value quarterly, and changes are recorded within gain/(loss) on investments and other, net, in our condensed consolidated statement of operations. During the three months ended June 30, 2020 and 2019, we decreased the fair value of our contingent consideration by $1.8 million and $0.6 million, respectively, and recorded the gain in our condensed consolidated statement of operations. During the six months ended June 30, 2020 and 2019, we decreased the fair value of our contingent consideration by $2.6 million and $0.6 million, respectively, and recorded the gain in our condensed consolidated statement of operations.

During the three months ended June 30, 2019, due to an observable price change in an inactive market, we recorded an unfavorable fair value adjustment of $4.3 million to our minority equity investment, which was recorded within gain/(loss) on investments and other, net in our condensed consolidated statement of operations. For the six months ended June 30, 2019, the total unfavorable fair value adjustment for this minority owned equity investment was $6.6 million. No adjustments were necessary for the three and six months ended June 30, 2020.

Note 7 – Operating Revenues

Operating revenues by solution type consist of the following:

(in thousands)	PIRM	UWS	Corporate and Eliminations	Consolidated
For the Three Months Ended June 30, 2020
Property insights	$118,836	$—	$—	$118,836
Insurance and spatial solutions	48,440	—	—	48,440
Flood data solutions	—	29,977	—	29,977
Valuation solutions	—	62,956	—	62,956
Credit solutions	—	82,523	—	82,523
Property tax solutions	—	125,950	—	125,950
Other	9,310	3,734	(4,262)	8,782
Total operating revenue	$176,586	$305,140	$(4,262)	$477,464

For the Three Months Ended June 30, 2019
Property insights	$122,737	$—	$—	$122,737
Insurance and spatial solutions	48,421	—	—	48,421
Flood data solutions	—	21,613	—	21,613
Valuation solutions	—	87,142	—	87,142
Credit solutions	—	71,686	—	71,686
Property tax solutions	—	92,471	—	92,471
Other	12,559	6,105	(3,196)	15,468
Total operating revenue	$183,717	$279,017	$(3,196)	$459,538

For the Six Months Ended June 30, 2020
Property insights	$235,813	$—	$—	$235,813
Insurance and spatial solutions	95,280	—	—	95,280
Flood data services	—	57,580	—	57,580
Valuation solutions	—	124,203	—	124,203
Credit solutions	—	163,650	—	163,650
Property tax solutions	—	227,941	—	227,941
Other	18,548	7,387	(9,053)	16,882
Total operating revenue	$349,641	$580,761	$(9,053)	$921,349

For the Six Months Ended June 30, 2019
Property insights	$241,407	$—	$—	$241,407
Insurance and spatial solutions	93,837	—	—	93,837
Flood data services	—	38,589	—	38,589
Valuation solutions	—	153,465	—	153,465
Credit solutions	—	139,500	—	139,500
Property tax solutions	—	179,053	—	179,053
Other	24,281	12,928	(5,814)	31,395
Total operating revenue	$359,525	$523,535	$(5,814)	$877,246

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

Contract Costs

Incremental costs to obtain or fulfill client contracts are recognized as an asset. As of June 30, 2020, we had $11.4 million of current deferred contract costs which are presented in prepaid expenses and other current assets, as well as $24.2 million of long-term deferred contract costs which are presented in other assets in our condensed consolidated balance sheet. As of December 31, 2019, we had $9.8 million of current deferred contract costs which are presented in prepaid expenses and other current assets as well as $23.1 million of long-term deferred contract costs which are presented in other assets in our consolidated balance sheet. Our deferred contract costs primarily include certain set-up and acquisition costs related to property tax solutions, which amortize ratably over an expected 10-year life, adjusted for early loan cancellations. For the three months ended June 30, 2020 and 2019, we recorded amortization associated with deferred contract costs of $4.5 million and $3.3 million, respectively, and $8.2 million and $6.4 million, respectively, for the six months ended June 30, 2020 and 2019.

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

As of June 30, 2020, we had $952.4 million in contract liabilities compared to $884.9 million as of December 31, 2019. The overall change of $67.5 million in contract liability balances is primarily due to $388.3 million of new deferred billings in the current year, partially offset by $321.1 million of operating revenue recognized, of which $192.6 million related to contracts previously deferred, and other increases of $0.3 million.

Remaining Performance Obligations

The majority of our arrangements are between one and three years with a significant portion being one year or less. For the remaining population of non-cancellable and fixed arrangements greater than one year, as of June 30, 2020 we had $1.1 billion of remaining performance obligations. We expect to recognize approximately 18% percent of this remaining revenue backlog in 2020, 29% in 2021, 18% in 2022 and 35% thereafter. See further discussion of performance obligations in Note 1 - Basis for Condensed Consolidated Financial Statements.

Note 8 – Share-Based Compensation

We currently issue equity awards under the CoreLogic, Inc. 2018 Performance Incentive Plan (the “Plan”), which was approved by our stockholders at our Annual Meeting held in May 2018. The Plan includes the ability to grant share-based instruments such as restricted stock units ("RSUs"), performance-based restricted stock units ("PBRSUs"), and stock options. Prior to the approval of the Plan, we issued share-based awards under the CoreLogic, Inc. 2011 Performance Incentive Plan, as amended, which was preceded by the CoreLogic, Inc. 2006 Incentive Plan. The Plan provides for up to 15,139,084 shares of the Company's common stock to be available for award grants.

We have primarily utilized RSUs and PBRSUs as our share-based compensation instruments for employees and directors. The fair value of any share-based compensation instrument grant is based on the market value of our common stock on the date of grant and is recognized as compensation expense over its vesting period.

Restricted Stock Units

For the six months ended June 30, 2020 and 2019, we awarded 730,319 and 628,730 RSUs, respectively, with an estimated grant-date fair value of $25.8 million and $23.0 million, respectively. The RSU awards will vest ratably over 3 years. RSU activity for the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
(in thousands, except weighted-average fair value prices)
Unvested RSUs outstanding at 12/31/2019	1,032	$39.84
RSUs granted	730	$35.39
RSUs vested	(503)	$40.40
RSUs forfeited	(34)	$33.74
Unvested RSUs outstanding at 6/30/2020	1,225	$37.15

As of June 30, 2020, there was $34.1 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 1.8 years. The fair value of RSU awards are based on the market value of our common stock on the date of grant.

Performance-Based Restricted Stock Units

For the six months ended June 30, 2020 and 2019, we awarded 296,244 and 203,464 PBRSUs, respectively, with an estimated grant-date fair value of $11.1 million and $7.5 million, respectively. These awards are generally subject to service-based, performance-based, and market-based vesting conditions. The service and performance period for the 2020 grants is from January 2020 to December 2022 and the performance metric is adjusted earnings per share.

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

PBRSU activity for the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
(in thousands, except weighted-average fair value prices)
Unvested PBRSUs outstanding at December 31, 2019	636	$42.62
PBRSUs granted	296	$37.53
PBRSUs vested	(184)	$39.50
PBRSUs forfeited	(12)	$43.65
Unvested PBRSUs outstanding at June 30, 2020	736	$41.93

As of June 30, 2020, there was $21.4 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 1.9 years. The fair value of PBRSU awards are based on the market value of our common stock on the date of grant.

Stock Options

Prior to 2015, we issued stock options as incentive compensation for certain employees. Option activity for the six months ended June 30, 2020 is as follows:

(in thousands, except weighted-average price)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2019	479	$19.59
Options exercised	(46)	$18.19
Options outstanding at June 30, 2020	433	$19.73	2.1	$20,604

As of June 30, 2020, there was no unrecognized compensation cost related to unvested stock options.

The intrinsic value of options exercised was $1.2 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively. This intrinsic value represents the difference between the fair market value of our common stock on the date of exercise and the exercise price of each option.

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

The following table sets forth the share-based compensation expense recognized for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
RSUs	$5,601	$5,612	$11,412	$12,924
PBRSUs	7,363	$1,743	8,938	$3,658
Stock options	—	$—	—	$—
Employee stock purchase plan	789	$508	1,488	$1,173
	$13,753	$7,863	$21,838	$17,755

The table above includes $0.8 million and $0.6 million of share-based compensation expense within cost of services in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2020 and 2019, respectively, and $1.5 million and $1.4 million for the six months ended June 30, 2020 and 2019, respectively.

Note 9 – Litigation and Regulatory Contingencies

We have been named in various lawsuits and we are from time to time subject to audit or investigation by governmental agencies arising in the ordinary course of business.

With respect to matters where we determine that a loss is both probable and reasonably estimable, we record a liability representing our best estimate of the financial exposure based on known facts. For matters where a settlement has been reached, we record the expected amount of such settlements. With respect to audits, investigations or lawsuits that are ongoing, although their final dispositions are not yet determinable, we do not believe that the ultimate resolution of such matters, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. We record expenses for legal fees as incurred. As of June 30, 2020, our accrual for litigation and regulatory contingencies was immaterial.

Fair Credit Reporting Act Class Actions

In July 2017, Rental Property Solutions, LLC (“RPS”) was named as a defendant in Claudinne Feliciano, et. al., v. CoreLogic SafeRent, LLC, a putative class action lawsuit in the US District Court for the Southern District of New York. The named plaintiff alleges that RPS prepared a background screening report about her that contained a record of a New York Housing Court action without noting that the action had previously been dismissed. On this basis, she seeks damages under the Fair Credit Reporting Act and the New York Fair Credit Reporting Act on behalf of herself and a class of similarly situated consumers with respect to reports issued during the period of July 2015 to the present. In July 2019, the District Court issued an order certifying a class of approximately 2,000 consumers. In June 2020, we reached an agreement to resolve the case, which we expect to be finalized in the coming months. The settlement amount has been recorded for the quarter ended June 30, 2020.

In May 2020, Rental Property Solutions, LLC (“RPS”) was named as a defendant in Terry Brown v. CoreLogic Rental Property Solutions, LLC, a putative class action lawsuit filed in the US District Court for the Eastern District of Virginia. The named plaintiff alleges that RPS prepared a background screening report about him that included a sex offender record that did not relate to him. He seeks damages under the Fair Credit Reporting Act on behalf of himself and a class of similarly situated consumers, as well as a subclass of consumers for whom misattributed sex offender records were removed following a dispute. The Company intends to vigorously defend itself in the litigation.

In June 2020, CoreLogic Credco, LLC (“Credco”) was named as a defendant in Marco Fernandez v. CoreLogic Credco, LLC, a putative class action lawsuit filed in California Superior Court in San Diego County. The named plaintiff alleges that Credco provided a lender with a consumer report about him that erroneously indicated he is on the Office of Foreign Asset Control’s list of Specially Designated Nationals and Blocked Persons (“OFAC List”). He further alleges that Credco failed to provide him with a copy of the OFAC List designation upon request, failed to notify him of what entities had received such a notification in the past, and failed to respond to his effort to dispute the item. He seeks to represent three classes and four subclasses based upon these allegations, and asserts seven claims under the Fair Credit Reporting Act, the California Credit Reporting Agencies Act, and California’s Unfair Competition law. The Company has removed the case to the US District Court for the Southern District of California, and intends to vigorously defend itself in the litigation.

Separation

Following the separation of the financial services businesses of our predecessor company, The First American Corporation (“FAC”) on June 1, 2010 (the “Separation”), we are responsible for a portion of First American Financial Corporation's ("FAFC") contingent and other corporate liabilities. In the Separation and Distribution Agreement we entered into in connection with the Separation, we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with each other prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary. As of June 30, 2020, no reserves were considered necessary.

In addition, the Separation and Distribution Agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of FAC's financial services business with FAFC, and financial responsibility for the obligations and liabilities of FAC's information solutions business with us. Specifically, each party will, and will cause its subsidiaries and affiliates to, indemnify, defend and hold harmless the other party, its respective affiliates and subsidiaries and each of its respective officers, directors, employees and agents for any losses arising out of or otherwise in connection with the liabilities each such party assumed or retained pursuant to the Separation.

Note 10 – Income Taxes

The effective income tax rate for income taxes as a percentage of income/(loss) from continuing operations before equity in earnings/(losses) of affiliates and income taxes was a provision of 27.2% and a benefit of 72.0% for the three months ended June 30, 2020 and 2019, respectively, and a provision of 27.5% and a benefit of 79.1% for the six months ended June 30, 2020 and 2019, respectively.

For the three and six months ended June 30, 2020, when compared to the same periods for 2019, the change in the effective income tax rate was primarily due to a nonrecurring benefit recorded in 2019 related to the reversal of state tax reserves.

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

Note 11 – Earnings Per Share

The following is a reconciliation of net income per share:

	For the Three Months Ended June 30,		For the Six Months Ended Jun 30,
	2020	2019	2020	2019
(in thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income/(loss) from continuing operations	$59,005	$(5,524)	$92,811	$(3,791)
(Loss)/income from discontinued operations, net of tax	—	(48)	13	(94)
Net income	$59,005	$(5,572)	$92,824	$(3,885)
Denominator:
Weighted-average shares for basic income/(loss) per share	79,403	80,473	79,216	80,326
Dilutive effect of stock options and RSUs	1,243	—	1,551	—
Weighted-average shares for diluted income/(loss) per share	80,646	80,473	80,767	80,326
Income/(loss) per share
Basic:
Net income/(loss) from continuing operations	$0.74	$(0.07)	$1.17	$(0.05)
(Loss)/income from discontinued operations, net of tax	—	—	—	—
Net income	$0.74	$(0.07)	$1.17	$(0.05)
Diluted:
Net income/(loss) from continuing operations	$0.73	$(0.07)	$1.15	$(0.05)
(Loss)/income from discontinued operations, net of tax	—	—	—	—
Net income	$0.73	$(0.07)	$1.15	$(0.05)

The dilutive effect of share-based compensation awards has been calculated using the treasury-stock method. For the three and six months ended June 30, 2020 an aggregate of 0.1 million of RSUs were excluded from the weighted-average diluted common shares outstanding due to their anti-dilutive effect. Given our net loss position for the three and six months ended June 30, 2019, basic and diluted shares are the same, as the assumed exercise of stock options and restricted stock are anti-dilutive.

Note 12 – Acquisitions

In January 2020, we acquired the remaining 66% of Location for $11.5 million, subject to certain working capital adjustments. Location is a leading provider of geographic location indicators for crime and non-weather related events connected to underwriting risk assessment. This acquisition further progresses our long-term strategic plan by adding scale to our insurance and spatial businesses. Location is included as a component of our Property Intelligence & Risk Management Solutions ("PIRM") segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We have preliminarily recorded proprietary technology of $6.0 million with an estimated useful life of 10 years, client lists of $0.3 million with an estimated useful life of 5 years, trademarks of $0.8 million with an estimated useful life of 8 years, non-compete agreements of $0.4 million with an estimated useful life of 5 years, and goodwill of $12.6 million. For the six months ended June 30, 2020, goodwill increased by $0.3 million as a result of a change in the purchase price allocation for certain working capital adjustments. In connection with this acquisition, we remeasured our then-existing 34% investment ownership in Location which resulted in a $0.6 million step-up gain that we recorded within gain/(loss) on investments and other, net, in our condensed consolidated statement of operations for the six months ended June 30, 2020.

In August 2019, we completed the acquisition of National Tax Search LLC ("NTS") for $15.0 million, subject to certain working capital adjustments, and up to $7.5 million to be paid in cash by 2022, contingent upon the achievement of certain revenue targets in fiscal years 2020 and 2021 (see Note 6 - Fair Value for further details). NTS is a leading provider of commercial property tax payment services and specializes in identifying potential collateral loss related to unpaid property tax, homeowners association fees, and inaccurate flood zone determinations. The NTS acquisition increases the Company's commercial property information offerings and is expected to drive future growth in the US. NTS is included as a component of our UWS segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We have preliminarily recorded client lists of $5.0 million with an estimated useful life of 10 years, proprietary technology of $3.3 million with an estimated useful life of 7 years, trademarks of $1.0 million with an estimated useful life of 7 years, non-compete agreements of $0.3 million with an estimated useful life of 5 years, contract liabilities of $2.5 million, and goodwill of $5.5 million, all of which is deductible for tax purposes. For the six months ended June 30, 2020, goodwill increased by less than $0.1 million as a result of a change in the purchase price allocation for certain working capital adjustments.

These business combinations did not have a material impact on our condensed consolidated statements of operations.

There were no acquisition-related costs within selling, general and administrative expenses on our condensed consolidated statement of operations for the three months ended June 30, 2020 and $0.1 million for 2019; additionally, we had $0.9 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively.

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

The operating results of our PIRM segment included intercompany revenues of $3.7 million and $2.2 million for the three months ended June 30, 2020 and 2019, respectively, and $7.7 million and $4.0 million for the six months ended June 30, 2020 and 2019, respectively. The segment also included intercompany expenses of $0.6 million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively, and $1.4 million and $1.8 million for the six months ended June 30, 2020 and 2019, respectively.

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

The operating results of our UWS segment included intercompany revenues of $0.6 million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively, and $1.3 million and $1.8 million for the six months ended June 30, 2020 and 2019 respectively. The segment also included intercompany expenses of $1.8 million and $2.2 million for the three months ended June 30, 2020 and 2019, respectively, and $3.6 million and $4.0 million for the six months ended June 30, 2020 and 2019, respectively.

We also separately report on our corporate and eliminations. Corporate consists primarily of corporate personnel and other expenses associated with our corporate functions and facilities, investment gains and losses, equity in earnings/(losses) of affiliates, net of tax, and interest expense. The results of our Corporate segment included intercompany expenses of $1.9 million and $4.1 million for the three and six months ended June 30, 2020, respectively, and none for both the three and six months ended June 30, 2019.

Selected financial information by reportable segment is as follows:

(in thousands)	Operating Revenues	Depreciation and Amortization	Operating Income/(Loss)	Equity in Earnings/(Losses) of Affiliates, Net of Tax	Net Income/(Loss) From Continuing Operations	Capital Expenditures

For the Three Months Ended June 30, 2020
PIRM	$176,586	$25,050	$30,159	$764	$30,792	$15,494
UWS	305,140	13,283	96,365	—	98,170	2,112
Corporate	—	8,368	(35,541)	(388)	(69,957)	9,008
Eliminations	(4,262)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$477,464	$46,701	$90,983	$376	$59,005	$26,614

For the Three Months Ended June 30, 2019
PIRM	$183,717	$26,113	$23,026	$482	$19,272	$14,290
UWS	279,017	13,757	19,779	(8)	20,377	4,861
Corporate	—	7,236	(28,215)	(160)	(45,173)	10,903
Eliminations	(3,196)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$459,538	$47,106	$14,590	$314	$(5,524)	$30,054

For the Six Months Ended June 30, 2020
PIRM	$349,641	$50,061	$48,477	$1,470	$50,024	$29,570
UWS	580,761	26,528	171,979	—	174,603	4,016
Corporate	—	16,955	(62,402)	(582)	(131,816)	16,804
Eliminations	(9,053)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$921,349	$93,544	$158,054	$888	$92,811	$50,390

For the Six Months Ended June 30, 2019
PIRM	$359,525	$52,912	$37,378	$(42)	$30,659	$29,903
UWS	523,535	29,532	65,631	(8)	65,812	10,629
Corporate	—	13,881	(67,215)	(58)	(100,262)	22,489
Eliminations	(5,814)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$877,246	$96,325	$35,794	$(108)	$(3,791)	$63,021

(in thousands)
Assets	June 30, 2020	December 31, 2019
PIRM	$1,904,923	$1,988,915
UWS	2,167,497	2,159,403
Corporate	5,956,259	5,938,106
Eliminations	(5,871,554)	(5,934,053)
Consolidated (excluding discontinued operations)	$4,157,125	$4,152,371

Note 14 – Subsequent Events

As of July 23, 2020, we have three separate subsequent events as noted below.

Shareholder Rights Plan Updates

In July 2020, our Board of Directors adopted a shareholder rights plan (the “Rights Agreement”).

Pursuant to the Rights Agreement, on July 6, 2020, our Board of Directors declared a dividend distribution of one right (a “Right”) for each outstanding share of our common stock to shareholders of record on July 17, 2020. Each Right entitles its holder to purchase from the Company, when exercisable and subject to adjustment, a unit (“Unit”) consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.00001 per share, at an exercise price of $308 per Unit (the “purchase price”).

Under the Rights Agreement, the Rights will generally be exercisable only in the event that a person or group of affiliated or associated persons (such person or group being an “Acquiring Person”), other than certain exempt persons, acquires beneficial ownership of ten percent (10%) or more of the outstanding shares of our common stock (or twenty percent (20%) or more of the outstanding shares of our common stock in the case of passive institutional investors reporting beneficial ownership on Schedule 13G). In such case, subject to certain exceptions specified in the Rights Agreement, each holder of a Right (other than the Acquiring Person, whose Rights would become null and void) will have the right to receive, upon payment of the purchase price, common stock (or, in certain circumstances, other securities, cash, or other assets of the Company) having a value equal to two (2) times the purchase price.

In the event that, at any time after a person or group has become an Acquiring Person, (i) the Company is acquired in a merger or other business combination transaction in which the Company is not the continuing or surviving corporation, (ii) the Company engages in a merger or other business combination transaction in which the Company is the continuing or surviving corporation and the shares of common stock of the Company are changed or exchanged or (iii) fifty percent (50%) or more of the Company’s assets, cash flow or earning power is sold or transferred, each holder of a Right (other than the Acquiring Person, whose Rights would become null and void) would thereafter have the right to receive, upon payment of the purchase price, common stock of the acquiring company having a value equal to two (2) times the purchase price.

Our Board of Directors may redeem the Rights for $0.001 per Right, subject to adjustment, at any time until the earlier of 10 business days following a public announcement that an Acquiring Person has become such or the expiration of the Rights Agreement. The Rights will expire on July 6, 2021, unless the Rights are earlier redeemed, exchanged or terminated.

The Rights are not intended to prevent a takeover of the Company and should not interfere with any merger or other business combination approved by our Board of Directors. However, the overall effect of the Rights may render it more difficult or discourage a merger, tender offer or other business combination involving the Company that is not supported by our Board of Directors.

Additional details about the Rights Agreement are contained in a Form 8-K filed by the Company with the SEC on July 7, 2020.

Dividends

In July 2020, our Board of Directors announced a 50% increase in the quarterly cash dividend, declaring a cash dividend of $0.33 per share of common stock to be paid in September 2020 to shareholders of a record as of September 1, 2020.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation, statements regarding our future operations, financial condition and prospects, operating results, revenues and earnings liquidity, our estimated income tax rate, unrecognized tax positions, amortization expenses, impact of recent accounting pronouncements, our cost management program, our acquisition strategy and our growth plans, expectations regarding our recent acquisitions, share repurchases, the level of aggregate US mortgage originations, the reasonableness of the carrying value related to specific financial assets and liabilities, the near and long-term consequences of the unsolicited proposal from Senator Investment Group, L.P. and Cannae Holdings, Inc. to acquire the Company for $65.00 per share in cash (the “Unsolicited Proposal”) and our recent adoption of a shareholder rights plan.

Our expectations, beliefs, objectives, intentions and strategies regarding future results are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by our forward-looking statements. These risks and uncertainties include, but are not limited to:

•the potential impact of, and any potential developments related to, the Unsolicited Proposal;
•our adoption of a shareholder rights plan;
•the potential impact that the COVID-19 pandemic, or the perception of its effects, may have on our business;
•compromises in the security or stability of our data and systems, including from cyber-based attacks, the unauthorized transmission of confidential information or systems interruptions;
•limitations on access to, or increase in prices for, data from external sources, including government and public record sources;
•interruptions which could impair the delivery of our products and services;
•changes in applicable government legislation, regulations and the level of regulatory scrutiny affecting our clients or us, including with respect to consumer financial services and the use of public records and consumer data;
•difficult or uncertain conditions in the mortgage and consumer lending industries and the economy generally;
•reliance on our top ten clients for a significant portion of our revenue and profit;
•intense competition in the market against third parties and the in-house capabilities of our clients;
•risks related to the outsourcing of services and international operations;
•our ability to realize the anticipated benefits of certain acquisitions and the timing thereof;
•our ability to operate in international markets;
•our ability to protect proprietary technology rights and avoid infringement of others’ proprietary technology rights;
•the level of our indebtedness, our ability to service our indebtedness and the restrictions in our various debt agreements;
•our ability to attract and retain qualified management; and
•the remaining tax sharing arrangements and other obligations associated with the spin-off of First American Financial Corporation (“FAFC”).

We urge you to carefully consider risks and uncertainties and review the additional disclosures we make concerning risks and uncertainties that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Item 1A of Part II of this Quarterly Report on Form 10-Q, Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, as such risk factors may be amended, supplemented, or superseded from time to time by other reports we file with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report on Form 10-Q.

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

The volume of US mortgage loan originations serves as a key market driver for more than half of our business. We believe the volume and related volatility of real estate and mortgage transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, housing supply, employment levels, actions by the Federal Reserve, and the overall state of the US economy. Mortgage interest rates are extremely low by historical standards, and are resulting in higher demand for refinance activity, while the purchase market has been adversely impacted by reduced construction and sales of new and existing homes, and more recently, the COVID-19 pandemic and resulting economic instability. For the three and six months ended June 30, 2020, we experienced unfavorable business and revenue impacts of approximately $15.1 million and $20.9 million, respectively, related to the COVID-19 pandemic, exclusive of the increased mortgage refinance volumes. As of June 30, 2020, the impact we have experienced as a result of the COVID-19 pandemic has not had a significant impact on our financial condition, cash flows, control environment, or any related disclosures.

We will continue to monitor our business trends, financial condition, and liquidity, and are taking steps to manage our operating cash flows, by prioritizing our investments, and evaluating our capital needs and activities. Our liquidity as of June 30, 2020 consisted primarily of $137.3 million of cash and cash equivalents, and $750.0 million of unused committed capacity under our revolving credit facility, and we are in compliance will all financial covenants.

Business Environment

We believe mortgage origination unit volumes increased by approximately 30% in the second quarter of 2020 relative to the same period in 2019, primarily due to higher mortgage refinance volumes resulting from lower interest rates. For 2020, we expect total mortgage unit volumes to increase by approximately 25% relative to 2019 levels, with historically low interest rates benefiting refinance volumes. Further, in June 2020, the Federal Reserve indicated that short-term rates will remain near zero until at least 2022 and expectations are that mortgage rates will remain near historically low levels through 2022. Given this favorable rate environment and the significant population of existing loans that are in the money and meet broad-based eligibility criteria for refinance, we expect refinance volumes to remain at elevated levels through at least 2022.

We generate the majority of our operating revenues from clients with operations in the US residential real estate, mortgage origination, and mortgage servicing markets. Approximately 34% and 30% of our operating revenues for the three months ended June 30, 2020 and 2019, respectively, were generated from our top ten clients, who consist of the largest US mortgage originators and servicers. None of our clients individually accounted for greater than 10% of our operating revenues for the three months ended June 30, 2020 or 2019. Approximately 32% and 29% of our operating revenues for the six months ended June 30, 2020 and 2019, respectively, were generated from our top ten clients. None of our clients individually accounted for greater than 10% of our operating revenues during the six months ended June 30, 2020 or 2019.

While the majority of our revenues are generated in the US, continued strengthening of the US dollar versus other currencies in 2020 unfavorably impacted the translation of the financial results of our international operating revenues by $2.0 million and $4.5 million for the three and six months ended June 30, 2020, respectively.

Capital Return

In July 2020, our Board of Directors authorized the repurchase up to $1.0 billion of outstanding shares of our common stock. The authorization has no expiration date and supersedes our previous share repurchase authorization. We expect to repurchase approximately $1 billion worth of outstanding shares by the end of 2022, inclusive of at least $500.0 million of shares in 2020.

In July 2020, our Board of Directors announced a 50% increase to the quarterly cash dividend, declaring a cash dividend of$0.33 per share of common stock to be paid in September 2020 to shareholders of record as of the close of business on September 1, 2020. We paid a cash dividend of $0.22 per share of common stock in each of January and June 2020 to shareholders of record as of the close of business on June 1, 2020.

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

Business Exits & Transformation

In December 2018, we announced our intent to exit a loan origination software unit and its remaining legacy default management related platforms, as well as accelerate an appraisal management company ("AMC") transformation program. We believe these actions have expanded our overall profit margins and provide for enhanced long-term organic growth trends. In September 2019, we divested our default management related platforms and received proceeds of $3.8 million. The AMC transformation was concluded in December 2019. Operating revenues attributable to the aforementioned business exits and AMC transformation were $27.9 million and $48.7 million for three and six months ended June 30, 2020, respectively.

Unsolicited Proposal

On June 26, 2020, we received an unsolicited proposal from Senator Investment Group, LP (“Senator”) and Cannae Holdings, Inc. (“Cannae”) to acquire the Company for $65.00 per share in cash (the “Unsolicited Proposal”). Our Board of Directors, in consultation with its independent financial and legal advisors, unanimously determined to reject the Unsolicited Proposal, as it significantly undervalues the Company, raises serious regulatory concerns and is not in the best interests of the Company and its stockholders. On July 14, 2020, we received written notification from the Federal Trade Commission (the “FTC”) that the FTC is conducting an investigation of the proposed acquisition of the Company by Senator and Cannae and requesting that we produce information in connection with that investigation. The events surrounding the Unsolicited Proposal and related circumstances, and our response, have required us, and may continue to require us, to incur significant legal and advisory fees and expenses; and significant time and attention by management and our Board of Directors.

For a further discussion of risks, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” in Item 1A of Part I of this Quarterly Report on Form 10-Q as well as in Item 1A of Part II in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Unless otherwise indicated, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q relate solely to the discussion of our continuing operations.

Consolidated Results of Operations

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Operating Revenues

Our consolidated operating revenues were $477.5 million for the three months ended June 30, 2020, an increase of $17.9 million, or 3.9% when compared to the comparable period in 2019, and consisted of the following:

(in thousands, except percentages)	2020	2019	$ Change	% Change
PIRM	$176,586	$183,717	$(7,131)	(3.9)%
UWS	305,140	279,017	26,123	9.4
Corporate and eliminations	(4,262)	(3,196)	(1,066)	33.4
Operating revenues	$477,464	$459,538	$17,926	3.9%

Our PIRM segment operating revenues decreased by $7.1 million, or 3.9%, for the three months ended June 30, 2020, when compared to 2019. Excluding acquisition activity of $0.9 million, operating revenues decreased $8.0 million primarily due to the impact of COVID-19 totaling $9.5 million across our solution groups. Additionally, included within our property insights revenues is unfavorable foreign exchange of $2.0 million. The decrease was offset by higher market volumes and market share gains of $3.5 million primarily within our property insights business.

Our UWS segment revenues increased by $26.1 million, or 9.4%, for the three months ended June 30, 2020, when compared to 2019. Excluding acquisition activity of $1.8 million, operating revenues increased $24.4 million due to higher property tax solutions revenues of $31.7 million, higher credit solutions revenues of $10.8 million, and higher flood data solutions revenues of $8.4 million primarily related to increased volumes. These increases were partially offset by lower valuation solutions revenue of $24.2 million due to the impacts of our AMC transformation program, and lower other revenues of $2.3 million. Operating revenues attributable to the aforementioned business exits and AMC transformation were $27.9 million for the quarter ended June 30, 2019. Refer to "Business Exits & Transformation" discussion above for further details. Additionally, the UWS segment revenues reflected a total adverse impact of $5.6 million related to COVID-19.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services (excluding depreciation and amortization)

Our consolidated cost of services was $214.5 million for the three months ended June 30, 2020, a decrease of $12.7 million, or 5.6%, when compared to 2019. Excluding acquisition activity of $1.7 million, the decrease of $14.5 million was primarily due to favorable product mix.

Selling, General and Administrative Expenses

Our consolidated selling, general and administrative expenses was $124.1 million for the three months ended June 30, 2020, an increase of $1.3 million, or 1.0%, when compared to 2019. Excluding acquisition activity of $1.0 million, the increase of $0.3 million was primarily due to higher compensation costs of $4.6 million and higher other expenses of $1.8 million, partially offset by lower travel costs of $3.9 million and lower professional fees of $2.2 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $46.7 million for the three months ended June 30, 2020, a decrease of $0.4 million, or 0.9%, when compared to 2019. Excluding acquisition activity of $0.5 million, the decrease of $0.9 million was primarily due to assets that were fully impaired during the prior year.

Impairment Loss

Our consolidated impairment loss was $1.2 million for the three months ended June 30, 2020, a decrease of $46.6 million, or 97.4%, when compared to 2019, primarily due to prior year write-offs of clients lists of $32.3 million, software of $12.3 million, and licenses of $3.3 million related to the transformation of our AMC business, offset by current year impairment charges related to software.

Operating Income

Our consolidated operating income was $91.0 million for the three months ended June 30, 2020, an increase of $76.4 million, or 523.6%, when compared to 2019, and consisted of the following:

(in thousands, except percentages)	2020	2019	$ Change	% Change
PIRM	$30,159	$23,026	$7,133	31.0%
UWS	96,365	19,779	76,586	387.2
Corporate and eliminations	(35,541)	(28,215)	(7,326)	26.0
Operating income	$90,983	$14,590	$76,393	523.6%

Our PIRM segment operating income increased by $7.1 million, or 31.0%, for the three months ended June 30, 2020 when compared to 2019. Excluding acquisition activity of $0.1 million operating income increased by $7.3 million and margins increased by 470 basis points, primarily due to the impact of our ongoing operational efficiency programs.

Our UWS segment operating income increased by $76.6 million, or 387.2%, for the three months ended June 30, 2020 when compared to 2019. Excluding acquisition activity of $0.6 million, operating income increased by $77.2 million and margins increased by 2,480 basis points, primarily driven by lower impairment loss, higher revenues, favorable product mix, and the impact of our ongoing operational efficiency programs.

Corporate and eliminations had an unfavorable variance of $7.3 million, or 26.0%, for the three months ended June 30, 2020 when compared to 2019, primarily due to higher compensation costs.

Total Interest Expense, net

Our consolidated total interest expense, net was $17.6 million for the three months ended June 30, 2020, a decrease of $1.5 million, or 8.0%, when compared to 2019. The decrease was primarily due to lower interest rates as well as lower average outstanding principal balances.

Gain/(Loss) on Investments and Other, net

Our consolidated gain on investments and other, net was $7.1 million for the three months ended June 30, 2020, a favorable variance of $10.0 million or 347.4%, when compared to 2019. The variance is primarily due to higher gains of $2.9 million related to supplemental benefit plans, a $1.2 million gain from a fair value adjustment on an acquisition-related contingent consideration, a prior year loss of $4.3 million related to a non-cash impairment charge on an equity method investment and a prior year $1.5 million loss of unamortized debt issuance cost write-offs due to financing activities.

Tax Indemnification Release

In the prior year, we recorded a $13.4 million loss related to the release of a tax indemnification receivable due to the expiration of the statutes of limitations in our principal state jurisdictions. Associated state tax reserves of $15.3 million were also released and recognized, in the prior year, as income tax benefit through the provision for income taxes.

Provision/(Benefit) for Income Taxes

Our consolidated provision/(benefit) for income taxes from continuing operations before equity in earnings/(losses) of affiliates and income taxes was a provision of $21.8 million and a benefit of $15.0 million for the three months ended June 30, 2020 and 2019, respectively. The effective tax rate was 27.2% on our provision and 72.0% on our benefit for income taxes for the three months ended June 30, 2020 and 2019, respectively. The change in the effective income tax rate was primarily due to the nonrecurring benefit recorded in 2019 related to the reversal of state tax reserves.

Equity in Earnings/(Losses) of Affiliates, net of tax

Our consolidated equity in earnings of affiliates, net of tax was $0.4 million for the three months ended June 30, 2020, a favorable variance of $0.1 million when compared to 2019. We have equity interests in various affiliates which had higher earnings in the current period compared to the prior year period.

Consolidated Results of Operations

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Operating Revenues

Our consolidated operating revenues were $921.3 million for the six months ended June 30, 2020, an increase of $44.1 million, or 5.0%, when compared to 2019, and consisted of the following:

(in thousands, except percentages)	2020	2019	$ Change	% Change
PIRM	$349,641	$359,525	$(9,884)	(2.7)%
UWS	580,761	523,535	57,226	10.9
Corporate and eliminations	(9,053)	(5,814)	(3,239)	55.7
Operating revenues	$921,349	$877,246	$44,103	5.0%

Our PIRM segment revenues decreased by $9.9 million, or 2.7%, for the six months ended June 30, 2020, when compared to 2019. Excluding acquisition activity of $1.5 million, the decrease of $11.4 million primarily due to the impact of COVID-19 totaling $10.9 million across our solution groups. Additionally, included within our property insights revenues is unfavorable foreign exchange of $4.5 million. The decrease was offset by higher market volumes and market share gains of $4.0 million primarily within our property insights business.

Our UWS segment revenues increased by $57.2 million, or 10.9%, for the six months ended June 30, 2020, when compared to 2019. Excluding acquisition activity of $3.3 million, the increase of $53.9 million was primarily due to higher property tax solutions revenues of $45.6 million, higher credit solutions revenues of $24.2 million, and higher flood data solutions revenues of $19.0 million primarily related to increased volumes. These increases were partially offset by lower valuation solutions revenue of $29.3 million due to the impacts of our AMC transformation program, and lower other revenues of $5.6 million. Operating revenues attributable to the aforementioned business exits and AMC transformation were $48.7 million for the six months ended June 30, 2019. Additionally, the UWS segment revenues reflected a total adverse impact of $10.0 million related to COVID-19.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services (excluding depreciation and amortization)

Our consolidated cost of services was $430.1 million for the six months ended June 30, 2020, a decrease of $16.2 million, or 3.6%, when compared to 2019. Excluding acquisition activity of $3.3 million, the decrease of $19.5 million was primarily due to favorable product mix.

Selling, General and Administrative Expenses

Our consolidated selling, general and administrative expenses were $238.5 million for the six months ended June 30, 2020, a decrease of $12.6 million, or 5.0%, when compared to 2019. Excluding acquisition activity of $1.8 million, the decrease of $14.4 million was primarily due to lower compensation costs of $13.1 million, lower professional fees of $9.3 million and lower travel cost of $4.3 million, offset by higher external services and other of $12.3 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $93.5 million for the six months ended June 30, 2020, a decrease of $2.8 million, or 2.9%, when compared to 2019. Excluding acquisition activity of $1.0 million, the decrease of $3.8 million is primarily due to assets that were fully impaired during the prior year.

Impairment Loss

Our consolidated impairment loss was $1.2 million for the six months ended June 30, 2020, a decrease of $46.6 million, or 97.4%, when compared to 2019, primarily due to prior year write-offs of clients lists of $32.3 million, software of $12.3 million, and licenses of $3.3 million related to the transformation of our AMC business, offset by current year impairment charges related to software.

Operating Income

Our consolidated operating income was $158.1 million for the six months ended June 30, 2020, an increase of $122.3 million, or 341.6%, when compared to 2019, and consisted of the following:

(in thousands, except percentages)	2020	2019	$ Change	% Change
PIRM	$48,477	$37,378	$11,099	29.7%
UWS	171,979	65,631	106,348	162.0
Corporate and eliminations	(62,402)	(67,215)	4,813	(7.2)
Operating income	$158,054	$35,794	$122,260	341.6%

Our PIRM segment operating income increased by $11.1 million, or 29.7%, for the six months ended June 30, 2020, when compared to 2019. Excluding acquisition activity of $0.5 million, operating income increased by $11.6 million and margins increased by 370 basis points primarily due to favorable product mix and the impact of our ongoing operational efficiency programs.

Our UWS segment operating income increased by $106.3 million, or 162.0%, for the six months ended June 30, 2020, when compared to 2019. Excluding acquisition activity of $0.9 million, operating income increased by $107.3 million and margins increased by 1,740 basis points, primarily impacted by lower impairment loss, higher revenues, improved product mix, and the impact of our ongoing operational efficiency programs.

Corporate and eliminations had a favorable variance of $4.8 million, or 7.2%, for the six months ended June 30, 2020, primarily due to lower investments in data and technology capabilities as well as lower compensation costs.

Total Interest Expense, net

Our consolidated total interest expense, net, was $35.4 million for the six months ended June 30, 2020, a decrease of $2.5 million, or 6.6%, when compared to 2019. The decrease was primarily due to lower interest rates as well as lower average outstanding principal balances.

Gain/(Loss) on Investments and Other, net

Our consolidated gain on investments and other, net, was $4.1 million for the six months ended June 30, 2020, a favorable variance of $6.2 million or 290.2%, when compared to 2019. The variance is due to a prior year loss of $6.6 million related to revaluation of an equity investment, a prior year loss of $1.5 million from unamortized debt issuance cost write-offs due to financing activities, a current year $2.6 million gain related to acquisition activities, and other gains of $0.5 million; partially offset by higher losses of $4.6 million related to supplemental benefit plans.

Tax Indemnification Release

In the prior year, we recorded a $13.4 million loss related to the release of a tax indemnification receivable due to the expiration of the statutes of limitations in our principal state jurisdictions. Associated state tax reserves of $15.3 million were also released and recognized, in the prior year, as income tax benefit through the provision for income taxes.

Provision/(Benefit) for Income Taxes

Our consolidated provision/(benefit) for income taxes from continuing operations before equity in earnings/(losses) of affiliates and income taxes was a provision of $34.8 million and a benefit of $14.0 million for the six months ended June 30, 2020 and 2019, respectively. The effective tax rate was 27.5% on our provision and 79.1% on our benefit for income taxes for the six months ended June 30, 2020 and 2019, respectively. The change in the effective income tax rate was primarily due to the nonrecurring benefit recorded in 2019 related to the reversal of state tax reserves.

Equity in Earnings/(Losses) of Affiliates, net of tax

Our consolidated equity in earnings of affiliates, net of tax was $0.9 for the six months ended June 30, 2020, a favorable variance of $1.0 when compared to 2019. We have equity interests in various affiliates which had higher earnings in the current period compared to prior year.

Liquidity and Capital Resources

Cash and cash equivalents as of June 30, 2020 totaled $137.3 million, an increase of $32.1 million from December 31, 2019. As of June 30, 2020, our cash balances held in foreign jurisdictions totaled $56.2 million and are primarily related to our international operations. We plan to maintain significant cash balances outside of the US for the foreseeable future.

Restricted cash of $9.9 million as of June 30, 2020 and $10.5 million as of December 31, 2019 is comprised of deposits that are pledged for various letters of credit/bank guarantees secured by us, escrow accounts due to acquisitions and divestitures, as well as short-term investments within our deferred compensation plan trust.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in operating assets and liabilities. Total cash provided by operating activities was approximately $243.1 million and $120.6 million for the six months ended June 30, 2020 and 2019, respectively. The increase in cash provided by operating activities was primarily due to higher net income from continuing operations, as adjusted for non-cash activities, and favorable changes in working capital items.

Investing Activities. Total cash used in investing activities was approximately $60.8 million and $61.5 million during the six months ended June 30, 2020 and 2019, respectively. The decrease was primarily related to lower investments in technology and innovation of $12.6 million, partially offset by higher net cash paid for acquisitions of $12.0 million.

Financing Activities. Total cash used in financing activities was approximately $149.4 million for the six months ended June 30, 2020, which was primarily comprised of dividends paid of $34.8 million, net outflows from share-based compensation-related transactions of $3.6 million, share repurchases of $9.3 million, and repayments of long-term debt of $101.7 million. Total cash used in financing activities was approximately $61.7 million for the six months ended June 30, 2019, which was primarily comprised of net repayment of long-term debt of $29.3 million, share repurchases of $29.0 million, net outflows from share-based compensation-related transactions of $2.7 million, and contingent consideration payments of $0.6 million.

Financing and Financing Capacity

We had total debt outstanding of $1.6 billion for both June 30, 2020 and December 31, 2019. Our significant debt instruments and borrowing capacity are described below.

Credit Agreement

The Credit Agreement provides for a $1.8 billion term loan facility (the “Term Facility”), and a $750.0 million revolving credit facility (the “Revolving Facility”). The Term Facility matures and the Revolving Facility expires in May 2024. As of June 30, 2020, we had borrowing capacity under the Revolving Facility of $750.0 million and were in compliance with the financial and restrictive covenants of the Credit Agreement. See Note 5 - Long-Term Debt for further discussion.

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

As of June 30, 2020, the Swaps have a combined remaining notional balance of $1.2 billion, a weighted average fixed interest rate of 2.34% (rates range from 0.66% to 2.98%), and scheduled terminations through December 2025. Notional balances under our Swaps are scheduled to increase and decrease based on our expectations of the level of variable rate debt to be in effect in future periods. Currently, we have scheduled notional amounts approximately $1.2 billion through September 2021, then $1.1 billion and $1.0 billion through August 2022, and $496.8 million and $465.0 million through December 2025. Approximate weighted average fixed interest rates for the aforementioned time periods are 2.55%, 2.64%, and 2.61%, respectively.

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

We strive to pursue a balanced approach to capital allocation and have initiated a dividend in December 2019. We will also continue to evaluate the repurchase of shares, management of outstanding debt, and the pursuit of strategic acquisitions and investments on an opportunistic basis.

In October 2018, our Board of Directors established a new share repurchase authorization of up to $500.0 million of our common stock. During the six months ended June 30, 2020, we repurchased 0.2 million shares of our common stock for $9.3 million. In July 2020, our Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $1.0 billion.The Company expects to fully utilize such repurchase authorization by the end of 2022, inclusive of $500.0 million of shares by the end of 2020. Purchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions, and may be made according to a plan adopted pursuant to Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. See Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds - Purchases of Equity Securities by the Issuer and Affiliated Purchasers for further discussion.

For the six months ended June 30, 2020, we paid cash dividends of $34.8 million. In July 2020, our Board of Directors announced a 50% increase to the quarterly cash dividend, declaring a cash dividend of $0.33 per share of common stock to be paid in September 2020. We expect to make regular quarterly dividend payments for the foreseeable future. The timing, declaration, and payment of future dividends, however, falls within the discretion of our Board of Directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of our businesses, restrictions imposed by applicable law, and any other factors our Board of Directors deems relevant from time to time.

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

As of June 30, 2020, we had approximately $1.6 billion in gross, long-term debt outstanding, predominately all of which was variable-interest-rate debt. An increase in interest rates could increase the costs of our variable-interest-rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.

To manage our interest rate risk we have entered into Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. Under the Swaps, we agree to exchange floating rate for fixed rate interest payments periodically over the life of the agreement. The notional balances, terms and maturities of our Swaps are designed to have the effect of fixing the rate of interest on at least 50% of the principal balance of our senior term debt. As of June 30, 2020, the combined remaining notional balance of the Swaps was $1.2 billion, with a weighted average fixed interest rate of 2.34% (rates range from 0.66% to 2.98%), and scheduled terminations through December 2025. Notional balances under our Swaps are scheduled to increase and decrease over their contract lengths based on our expectations of the level of variable rate debt to be in effect in future periods. After giving effect to the Swaps, a hypothetical 1% increase or decrease in interest rates would result in an approximately $0.8 million change to interest expense on our existing indebtedness as of June 30, 2020, on a quarterly basis.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item  1.  Legal Proceedings.

For a description of our legal proceedings, see Note 9 – Litigation and Regulatory Contingencies of our condensed consolidated financial statements, which is incorporated by reference in response to this item.

Item  1A.  Risk Factors.

We have described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, the primary risks related to our business, and we may periodically update those risks for material developments. Those risks are not the only ones we face, but do represent those risks that we believe are material to us. Our business is also subject to the risks that affect many other companies, such as general economic conditions, geopolitical events and employment relations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.” You should carefully consider the risks and uncertainties our business faces. We are including two supplemental risk factors below, which disclosures should be read in conjunction with the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

The Unsolicited Proposal may be disruptive to our business and could create uncertainty that may adversely affect our operations.

On June 26, 2020, we received an unsolicited proposal from Senator and Cannae to acquire the Company for $65.00 per share in cash (the “Unsolicited Proposal”). Our Board of Directors, in consultation with its independent financial and legal advisors, unanimously determined to reject the Unsolicited Proposal, as it significantly undervalues the Company, raises serious regulatory concerns and is not in the best interests of the Company and its stockholders. On July 14, 2020, we received written notification from the FTC that the FTC is conducting an investigation of the proposed acquisition of the Company by Senator and Cannae and requesting that we produce information in connection with that investigation.

The events surrounding the Unsolicited Proposal and related circumstances, and our response, have required us, and may continue to require us, to incur significant legal and advisory fees and expenses, and have required, and may continue to require, significant time and attention by management and our Board of Directors. Further, actions taken by Senator and Cannae or other third parties as a result of the Unsolicited Proposal, including a proxy contest or consent solicitation, could disrupt our business, distract us from efforts to improve our business, cause us to incur substantial additional expense, create perceived uncertainties among current and potential customers, clients, suppliers, employees and other constituencies as to our future direction as a consequence thereof that may result in lost sales or other business arrangements and the loss of potential business opportunities, and make it more difficult to attract and retain qualified personnel and business partners. There is no assurance that any acquisition proposal will lead to any transaction. Actions that our Board of Directors has taken, and may take in the future, in response to any offer or other related actions by Senator and Cannae, including the Unsolicited Proposal, or any other offer or proposal may result in litigation against us. These lawsuits may be a significant distraction for our management and employees and may require us to incur significant costs. If determined adversely to us, these lawsuits could harm our business and have a material adverse effect on our results of operations. We also believe the future trading price of our common stock could be subject to wide price fluctuations based on uncertainty associated with the Unsolicited Proposal.

The shareholder rights plan adopted by our Board of Directors may impair a takeover attempt.

On July 6, 2020, our Board of Directors adopted a shareholder rights plan (the “Rights Agreement”).

Pursuant to the Rights Agreement, on July 6, 2020, our Board of Directors declared a dividend distribution of one right (a “Right”) for each outstanding share of our common stock to shareholders of record on July 17, 2020. Each Right entitles its holder to purchase from us, when exercisable and subject to adjustment, a unit (“Unit”) consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.00001 per share, at an exercise price of $308 per Unit (the “purchase price”).

Under the Rights Agreement, the Rights will generally be exercisable only in the event that a person or group of affiliated or associated persons (such person or group being an “Acquiring Person”), other than certain exempt persons, acquires beneficial ownership of ten percent (10%) or more of the outstanding shares of our common stock (or twenty percent (20%) or more of the outstanding shares of our common stock in the case of passive institutional investors reporting beneficial ownership on Schedule 13G). In such case, subject to certain exceptions specified in the Rights Agreement, each holder of a Right (other than the Acquiring Person, whose Rights would become null and void) will have the right to receive, upon payment of the purchase price, common stock (or, in certain circumstances, other securities, cash, or other assets of the Company) having a value equal to two (2) times the purchase price.

In the event that, at any time after a person or group has become an Acquiring Person, (i) the Company is acquired in a merger or other business combination transaction in which the Company is not the continuing or surviving corporation, (ii) the Company engages in a merger or other business combination transaction in which the Company is the continuing or surviving corporation and the shares of common stock of the Company are changed or exchanged or (iii) fifty percent (50%) or more of the Company’s assets, cash flow or earning power is sold or transferred, each holder of a Right (other than the Acquiring Person, whose Rights would become null and void) would thereafter have the right to receive, upon payment of the purchase price, common stock of the acquiring company having a value equal to two (2) times the purchase price.

Our Board of Directors may redeem the Rights for $0.001 per Right, subject to adjustment, at any time until the earlier of 10 business days following a public announcement that an Acquiring Person has become such or the expiration of the Rights Agreement. The Rights will expire on July 6, 2021, unless the Rights are earlier redeemed, exchanged or terminated.

The Rights are not intended to prevent a takeover of the Company and should not interfere with any merger or other business combination approved by our Board of Directors. However, the overall effect of the Rights may render it more difficult or discourage a merger, tender offer or other business combination involving the Company that is not supported by our Board of Directors.

Additional details about the Rights Agreement are contained in a Form 8-K filed by the Company with the SEC on July 7, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2020, we did not issue any shares of our common stock in any transaction that was not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In October 2018, our Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $500.0 million. As of June 30, 2020, we had $382.0 million in value of shares of common stock (inclusive of commissions and fees) available to be repurchased under the plan. In July 2020, our Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $1.0 billion. The stock repurchase authorization has no expiration date and repurchases may be made in the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan.

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

During the quarter ended June 30, 2020, we repurchased 0.2 million shares of our common stock in an open market purchase pursuant to the terms of our stock repurchase authorization.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 to April 30, 2020	—	$—	—	$388,858,603
May 1 to May 31, 2020	100,000	$44.69	100,000	$384,389,603
June 1 to June 30, 2020	50,000	$47.46	50,000	$382,017,157
Total	150,000	$—	150,000

(1) Calculated inclusive of commissions.

Item 6.  Exhibits.

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of CoreLogic, Inc., dated May 28, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 1, 2010)

3.2	Amended and Restated Bylaws of CoreLogic, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on July 7, 2020)

3.3
Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of CoreLogic, Inc., dated July 7, 2020 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K as filed with the SEC on July 7, 2020)

4.1
Rights Agreement dated as of July 6, 2020, by and between the Company and Equiniti Trust Company, as rights agent, which includes as Exhibit B the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on July 7, 2020)

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

CoreLogic, Inc.
(Registrant)

By: /s/ Frank D. Martell
Frank D. Martell
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ James L. Balas
James L. Balas
Chief Financial Officer
(Principal Financial Officer)

By: /s/ John K. Stumpf
John K. Stumpf
Controller
(Principal Accounting Officer)
Date:	July 23, 2020