Form 10-Q
period 2020-09-30
CORELOGIC, INC.
filed 2020-11-04
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

On October 28, 2020 there were 77,778,688 shares of common stock outstanding.

CoreLogic, Inc.

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.

CoreLogic, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except par value)	September 30,	December 31,
Assets	2020	2019
Current assets:
Cash and cash equivalents	$302,329	$104,162
Accounts receivable (less allowance for credit losses of $9,188 and $6,937 as of September 30, 2020 and December 31, 2019, respectively)	279,492	247,683
Prepaid expenses and other current assets	84,595	53,105
Assets of discontinued operations	207,791	201,986
Total current assets	874,207	606,936
Property and equipment, net	407,228	424,670
Operating lease assets	86,489	65,825
Goodwill, net	2,298,876	2,286,896
Other intangible assets, net	334,363	375,629
Capitalized data and database costs, net	314,399	308,409
Investment in affiliates, net	1,121	16,666
Other assets	76,787	74,250
Total assets	$4,393,470	$4,159,281
Liabilities and Equity
Current liabilities:
Accounts payable and other accrued expenses	$190,997	$139,511
Accrued salaries and benefits	91,763	83,418
Dividends payable	—	17,374
Contract liabilities, current	401,986	320,634
Liabilities of discontinued operations	50,497	42,708
Current portion of long-term debt	21,382	56,022
Operating lease liabilities, current	16,245	18,058
Total current liabilities	772,870	677,725
Long-term debt, net of current	1,548,785	1,610,538
Contract liabilities, net of current	584,907	563,190
Deferred income tax liabilities	67,171	92,783
Operating lease liabilities, net of current	103,293	85,139
Other liabilities	193,705	178,696
Total liabilities	3,270,731	3,208,071

Stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 79,545 and 78,972 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	135,267	111,000
Retained earnings	1,185,904	1,006,992
Accumulated other comprehensive loss	(198,433)	(166,783)
Total stockholders' equity	1,122,739	951,210
Total liabilities and equity	$4,393,470	$4,159,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Operating revenues	$436,727	$375,571	$1,174,733	$1,088,032
Cost of services (excluding depreciation and amortization shown below)	154,192	164,715	439,032	486,973
Selling, general and administrative expenses	165,742	106,600	393,247	348,788
Depreciation and amortization	43,610	42,389	130,639	132,767
Impairment loss	—	—	1,228	47,834
Total operating expenses	363,544	313,704	964,146	1,016,362
Operating income	73,183	61,867	210,587	71,670
Interest expense:
Interest income	100	349	611	1,728
Interest expense	17,021	19,852	52,958	59,137
Total interest expense, net	(16,921)	(19,503)	(52,347)	(57,409)
Gain/(loss) on investments and other, net	35,674	227	37,154	(2,116)
Tax indemnification release	—	—	—	(13,394)
Income/(loss) from continuing operations before equity in earnings of affiliates and income taxes	91,936	42,591	195,394	(1,249)
(Benefit)/provision for income taxes	(9,560)	11,530	19,433	(8,976)
Income from continuing operations before equity in earnings of affiliates	101,496	31,061	175,961	7,727
Equity in earnings of affiliates, net of tax	971	607	1,859	498
Net income from continuing operations	102,467	31,668	177,820	8,225
Income/(loss) from discontinued operations, net of tax	10,679	(8,485)	28,149	11,073
Net income	$113,146	$23,183	$205,969	$19,298

Basic income per share:
Net income from continuing operations	$1.29	$0.40	$2.24	$0.10
Income/(loss) from discontinued operations, net of tax	0.13	(0.11)	0.35	0.14
Net income	$1.42	$0.29	$2.59	$0.24
Diluted income per share:
Net income from continuing operations	$1.26	$0.39	$2.19	$0.10
Income/(loss) from discontinued operations, net of tax	0.13	(0.10)	0.35	0.14
Net income	$1.39	$0.29	$2.54	$0.24
Weighted-average common shares outstanding:
Basic	79,467	79,761	79,300	80,138
Diluted	81,402	80,914	81,136	81,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Net income	$113,146	$23,183	$205,969	$19,298
Other comprehensive income/(loss)
Market value adjustments on interest rate swaps, net of tax	7,905	(8,121)	(30,475)	(41,415)
Reclassification adjustment for gain on terminated interest rate swap included in net income	—	—	—	(67)
Foreign currency translation adjustments	10,799	(13,529)	(1,211)	(9,007)
Supplemental benefit plans adjustments, net of tax	(76)	(149)	36	(448)
Total other comprehensive income/(loss)	18,628	(21,799)	(31,650)	(50,937)
Comprehensive income/(loss)	$131,774	$1,384	$174,319	$(31,639)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,

(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$205,969	$19,298
Less: Income from discontinued operations, net of tax	28,149	11,073
Net income from continuing operations	177,820	8,225
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	130,639	132,767
Amortization of debt issuance costs	3,710	3,836
Amortization of operating lease assets	11,067	11,675
Impairment loss	1,228	47,834
Provision for bad debt and claim losses	14,020	10,998
Share-based compensation	33,898	26,018
Equity in earnings of affiliates, net of taxes	(1,859)	(498)
Gain on sale of property and equipment	1,360	(3)
Loss on early extinguishment of debt	—	1,453
Deferred income tax	56	(10,642)
Impairment loss on investment in affiliates	—	1,511
Gain on investments and other, net	(37,154)	(847)
Tax indemnification release	—	13,394
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(33,159)	(23,218)
Prepaid expenses and other current assets	(2,104)	(7,201)
Accounts payable and other accrued expenses	54,847	(19,894)
Contract liabilities	102,302	19,899
Income taxes	(32,815)	31,239
Dividends received from investments in affiliates	109	—
Other assets and other liabilities	(45,550)	(29,122)
Net cash provided by operating activities - continuing operations	378,415	217,424
Net cash provided by operating activities - discontinued operations	40,687	29,669
Total cash provided by operating activities	$419,102	$247,093
Cash flows from investing activities:
Purchases of property and equipment	$(40,187)	$(52,807)
Purchases of capitalized data and other intangible assets	(28,717)	(25,845)
Cash paid for acquisitions, net of cash acquired	(12,045)	(13,280)
Purchases of investments	(1,315)	(658)
Cash received from sale of business-lines	—	4,109
Proceeds from sale of property and equipment	—	3
Proceeds from investments and other	48,035	5,591
Net cash used in investing activities - continuing operations	(34,229)	(82,887)
Net cash used in investing activities - discontinued operations	(9,259)	(13,987)
Total cash used in investing activities	$(43,488)	$(96,874)
Cash flows from financing activities:
Proceeds from long-term debt	$—	$1,770,000
Debt issuance costs	—	(9,621)
Repayment of long-term debt	(102,461)	(1,844,155)
Proceeds from issuance of shares in connection with share-based compensation	8,487	8,391
Payment of tax withholdings related to net share settlements	(9,816)	(9,645)
Shares repurchased and retired	(9,273)	(61,607)
Dividends paid	(61,062)	—
Contingent consideration payments subsequent to acquisitions	—	(600)
Net cash used in financing activities - continuing operations	(174,125)	(147,237)
Net cash used in financing activities - discontinued operations	(6)	(12)
Total cash used in financing activities	$(174,131)	$(147,249)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(2,042)	637
Net change in cash, cash equivalents, and restricted cash	199,441	3,607
Cash, cash equivalents, and restricted cash at beginning of period	114,679	94,679
Less: Change in cash, cash equivalents, and restricted cash - discontinued operations	31,422	15,670
Plus: Cash swept from discontinued operations	30,135	17,697
Cash, cash equivalents, and restricted cash at end of period	$312,833	$100,313

Supplemental disclosures of cash flow information:
Cash paid for interest	$48,419	$53,202
Cash paid for income taxes	$59,538	$11,558
Cash refunds from income taxes	$449	$16,812
Non-cash investing activities:
Capital expenditures included in accounts payable and other accrued expenses	$10,695	$10,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Stockholders' Equity (Quarter-to-Date)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands)
For the Three Months Ended September 30, 2020
Balance as of June 30, 2020	79,459	$1	$120,029	$1,099,154	$(217,061)	$1,002,123
Net income	—	—	—	113,146	—	113,146
Shares issued in connection with share-based compensation	86	—	2,702	—	—	2,702
Payment of tax withholdings related to net share settlements	—	—	(470)	—	—	(470)
Share-based compensation	—	—	12,833	—	—	12,833
Shares repurchased and retired	—	—	—	—	—	—
Dividends on common shares	—	—	173	(26,396)	—	(26,223)
Other comprehensive income	—	—	—	—	18,628	18,628
Balance as of September 30, 2020	79,545	$1	$135,267	$1,185,904	$(198,433)	$1,122,739

For the Three Months Ended September 30, 2019
Balance as of June 30, 2019	80,133	$1	$146,887	$971,490	$(164,886)	$953,492
Net income	—	—	—	23,183	—	23,183
Shares issued in connection with share-based compensation	86	—	1,832	—	—	1,832
Payment of tax withholdings related to net share settlements	—	—	(378)	—	—	(378)
Share-based compensation	—	—	9,108	—	—	9,108
Shares repurchased and retired	(700)	—	(32,577)	—	—	(32,577)
Other comprehensive loss	—	—	—	—	(21,799)	(21,799)
Balance as of September 30, 2019	79,519	$1	$124,872	$994,673	$(186,685)	$932,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Stockholders' Equity (Year-to-Date)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands)
For the Nine Months Ended September 30, 2020
Balance as of December 31, 2019	78,972	$1	$111,000	$1,006,992	$(166,783)	$951,210
Adoption of new accounting standards	—	—	—	16,827	—	16,827
Net income	—	—	—	205,969	—	205,969
Shares issued in connection with share-based compensation	773	—	8,487	—	—	8,487
Payment of tax withholdings related to net share settlements	—	—	(9,816)	—	—	(9,816)
Share-based compensation	—	—	34,671	—	—	34,671
Shares repurchased and retired	(200)	—	(9,273)	—	—	(9,273)
Dividend on common shares	—	—	198	(43,884)	—	(43,686)
Other comprehensive loss	—	—	—	—	(31,650)	(31,650)
Balance as of September 30, 2020	79,545	$1	$135,267	$1,185,904	$(198,433)	$1,122,739

For the Nine Months Ended September 30, 2019
Balance as of December 31, 2018	80,092	$1	$160,870	$975,375	$(135,748)	$1,000,498
Net income	—	—	—	19,298	—	19,298
Shares issued in connection with share-based compensation	827	—	8,391	—	—	8,391
Payment of tax withholdings related to net share settlements	—	—	(9,645)	—	—	(9,645)
Share-based compensation	—	—	26,863	—	—	26,863
Shares repurchased and retired	(1,400)	—	(61,607)	—	—	(61,607)
Other comprehensive loss	—	—	—	—	(50,937)	(50,937)
Balance as of September 30, 2019	79,519	$1	$124,872	$994,673	$(186,685)	$932,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 – Basis of Condensed Consolidated Financial Statements

CoreLogic, Inc., together with its subsidiaries (collectively “the Company”, “we”, “us” or “our”), is a leading global property information, insight, analytics and data-enabled solutions provider operating in North America, Western Europe and Asia Pacific. Our combined data from public, contributory, and proprietary sources provides detailed coverage of property, mortgages and other encumbrances, property risk and replacement cost, location, hazard risk and related performance information. The markets we serve include real estate and mortgage finance, insurance, capital markets, and the public sector. We deliver value to clients through unique data, analytics, workflow technology, advisory and managed solutions. Clients rely on us to help identify and manage growth opportunities, improve performance, and mitigate risk.

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

Unsolicited Proposal and Proxy Contest

On June 26, 2020, we received an unsolicited proposal from Senator Investment Group, LP (“Senator”) and Cannae Holdings, Inc. (“Cannae”) to acquire the Company for $65.00 per share in cash, which initial proposal was revised by Senator and Cannae on September 14, 2020 by $1.00 per share to $66.00 per share in cash (the “Unsolicited Proposal”). Our Board of Directors, in consultation with its independent financial and legal advisors, unanimously determined to reject the Unsolicited Proposal. On August 9, 2020, the Board of Directors determined to call a special meeting of stockholders in order to allow our stockholders to consider and vote upon Senator and Cannae's proposal for the removal and replacement of up to nine members of our Board of Directors and to amend certain provisions of our Bylaws (the “Proxy Contest”). The Board of Directors set the special meeting for November 17, 2020, with a record date of September 18, 2020. In connection with the Unsolicited Proposal and Proxy Contest, we have accrued expenses of approximately $36.9 million for the three and nine months ended September 30, 2020.

Divestiture of Non-Core Businesses

In July 2020, we announced our intention to exit our reseller operations focused on mortgage credit and borrower verification and multi-family tenant screening. Although market leaders in their respective business areas, these reseller businesses are not compatible with our long-term strategic imperatives. The divestiture of these operations is expected to improve our revenue growth trends, revenue mix, and significantly enhance profit margins. As a result of this strategic decision, the businesses have been reflected in our consolidated financial statements as discontinued operations for all periods presented. Please refer to Note 14 - Discontinued Operations for further information.

Client Concentration

We generate the majority of our operating revenues from clients with operations in the US residential real estate, mortgage origination, and mortgage servicing markets. Approximately 37% and 29% of our operating revenues for the three months ended September 30, 2020 and 2019, respectively, were generated from our top ten clients, who consist of the largest US mortgage originators and servicers. None of our clients individually accounted for greater than 10% of our operating revenues during these periods. Approximately 35% and 26% of our operating revenues for the nine months ended September 30, 2020 and 2019, respectively, were generated from our top ten clients. None of our clients individually accounted for greater than 10% of our operating revenues during these periods.

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

(in thousands)	September 30, 2020	September 30, 2019
Cash and cash equivalents	$302,329	$86,695
Restricted cash included in other assets	10,129	11,616
Restricted cash included in prepaid expenses and other current assets	375	2,002
Total cash, cash equivalents, and restricted cash	$312,833	$100,313

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

See further discussion in Note 7 - Operating Revenues.

Comprehensive Loss

Comprehensive loss includes all changes in equity except those resulting from investments by stockholders and distributions to stockholders. Specifically, foreign currency translation adjustments, amounts related to supplemental benefit plans, unrealized gains and losses on interest rate swap transactions and investments are recorded in other comprehensive loss. The following table shows the components of accumulated other comprehensive loss, net of taxes, as of September 30, 2020 and December 31, 2019:

(in thousands)	2020	2019
Cumulative foreign currency translation	$(123,714)	$(122,503)
Cumulative supplemental benefit plans	(8,881)	(8,917)
Net unrecognized losses on interest rate swaps	(65,838)	(35,296)
Reclassification adjustment for gain on terminated interest rate swap included in net income	—	(67)
Accumulated other comprehensive loss	$(198,433)	$(166,783)

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

As of September 30, 2020 and December 31, 2019, we had insignificant revenue, expense, accounts receivable, and accounts payable related to our investments in these affiliates.

During the three months ended September 30, 2020, we sold our investment in an equity related investment for $45.8 million in cash which resulted in a gain of $35.1 million and is reflected within gain/(loss) on investments and other, net, in our condensed consolidated statement of operations for the three and nine months ended September 30, 2020.

In January 2020, we completed the acquisition of the remaining 66% of Location, Inc. ("Location") for $11.5 million, subject to certain working capital adjustments. In connection with this transaction, we remeasured our pre-existing 34% investment balance of $5.6 million to fair value based on the purchase price, resulting in a $0.6 million step-up gain which is reflected within gain/(loss) on investments and other, net, in our condensed consolidated statement of operations for the nine months ended September 30, 2020. See Note 12 - Acquisitions for additional information. Prior to the acquisition of the remaining interest, we accounted for Location under the equity method and received dividends of $0.7 million in the first quarter of 2020.

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

In December 2019, we announced that our Board of Directors approved the initiation of a quarterly cash dividend to common stockholders. In connection with this announcement, in December 2019, our Board of Directors initiated and declared a cash dividend of $0.22 per common share. As a result, as of December 31, 2019, we recorded a liability of $17.4 million within accounts payable and other accrued expenses, as well as $0.4 million in dividend equivalents reflected in additional paid-in-capital within our accompanying consolidated balance sheets. The dividend declared was paid in January 2020. In April 2020, our Board of Directors announced a cash dividend to common stockholders of $0.22 per share of common stock which was paid in June 2020 to stockholders of record at the close of business on June 1, 2020.

In July 2020, our Board of Directors announced a 50% increase in our cash dividend and declared a $0.33 per share cash dividend to common stockholders, which was paid in September 2020 to stockholders of record as of September 1, 2020. In October 2020, our Board of Directors declared a cash dividend of $0.33 per share of common stock to be paid in December 2020 to shareholders of record on the close of business December 1, 2020.

Tax Escrow Disbursement Arrangements

We administer tax escrow disbursements as a service to our clients in connection with our tax services business. Funds to be disbursed are deposited and maintained in segregated accounts for the benefit of our clients and totaled $1.4 billion as of both September 30, 2020 and December 31, 2019. Because these deposits are held on behalf of our clients, they are not our funds and, therefore, are not included in the accompanying condensed consolidated balance sheets.

These deposits generally remain in the accounts for a period of two to five business days. We record credits from these activities as a reduction to related administrative expenses, including the cost of bank fees and other administration costs.

Under our contracts with our clients, if we make a payment in error or fail to pay a taxing authority when a payment is due, we could be held liable to our clients for all or part of the financial loss they suffer as a result of our act or omission. We maintained total claim reserves relating to incorrect disposition of assets of $24.8 million and $22.7 million as of September 30, 2020 and December 31, 2019, respectively. Within these amounts are $10.7 million and $9.8 million, respectively, which are short-term and are therefore reflected within accounts payable and other accrued expenses within our accompanying condensed consolidated balance sheets. The remaining reserves are reflected within other liabilities.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform, in connection with the scheduled phase-out of the London interbank offering rate (“LIBOR”) as a reference interest rate. The guidance provides practical expedients and exceptions in accounting for contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. Entities electing the practical expedients will be allowed, among other topics, to account for reference rate modification of debt and receivables prospectively; to not reassess lease classifications and discount rates in reference rate lease modifications; and ease cash-flow hedge effectiveness testing guidelines for hedges affected by reference rate reform. The guidance is effective through December 2022 with adoption permitted as of any date within the aforementioned time frame from the beginning of the selected interim period on a prospective basis. We adopted the guidance in the first quarter of 2020, which has not had a material effect on our condensed consolidated financial statements.

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

Note 2 - Property and Equipment, Net

Property and equipment, net as of September 30, 2020 and December 31, 2019 consists of the following:

(in thousands)	2020	2019
Land	$7,476	$7,476
Buildings	6,487	6,487
Furniture and equipment	68,362	74,043
Capitalized software	843,638	819,828
Leasehold improvements	50,334	48,811
Construction in progress	276	3,064
	976,573	959,709
Less accumulated depreciation	(569,345)	(535,039)
Property and equipment, net	$407,228	$424,670

Depreciation expense for property and equipment, net, was approximately $21.2 million and $20.4 million for the three months ended September 30, 2020 and 2019, respectively, and $64.2 million and $63.6 million for the nine months ended September 30, 2020 and 2019, respectively.

Impairment losses for property and equipment of $1.2 million and $12.3 million were recorded for the nine months ended September 30, 2020 and 2019, respectively. See Note 6 - Fair Value for further discussion.

Note 3 – Goodwill, Net

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by reporting unit, for the nine months ended September 30, 2020 is as follows:

(in thousands)	PIRM	UWS	Consolidated
Balance as of January 1, 2020
Goodwill	$1,078,225	$1,216,196	$2,294,421
Accumulated impairment losses	(600)	(6,925)	(7,525)
Goodwill, net	1,077,625	1,209,271	2,286,896
Measurement period adjustments	—	8	8
Acquisition	12,584	—	12,584
Translation adjustments	(612)	—	(612)
Balance as of September 30, 2020
Goodwill, net	$1,089,597	$1,209,279	$2,298,876
In connection with our intent to exit our reseller businesses, we have reclassified $29.3 million and $79.9 million of goodwill, net, from our Property Intelligence and Risk Managements Solutions (“PIRM”) and Underwriting and Workflow Solutions (“UWS”) segments, respectively, to assets of discontinued operations as of September 30, 2020. See Note 14 - Discontinued Operations. As part of the process of marketing the sale of these businesses, we updated our long-term projections and obtained indicative fair market values from potential participants. The level of indicative values supported the net book value of the businesses being marketed and our remaining reporting units within continuing operations with no impairment.

See Note 12 - Acquisitions for discussion of current year acquisition and measurement period adjustments.

Note 4 – Other Intangible Assets, Net

Other intangible assets, net consists of the following:

	September 30, 2020			December 31, 2019
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Client lists	$640,155	$(364,295)	$275,860	$645,770	$(340,168)	$305,602
Non-compete agreements	26,755	(20,233)	6,522	26,409	(16,249)	10,160
Tradenames and licenses	126,913	(74,932)	51,981	126,405	(66,538)	59,867
	$793,823	$(459,460)	$334,363	$798,584	$(422,955)	$375,629

Amortization expense for other intangible assets, net was $14.2 million for both the three months ended September 30, 2020 and 2019, and $42.5 million and $45.9 million for the nine months ended September 30, 2020 and 2019, respectively.

Impairment losses of $35.6 million were recorded for the nine months ended September 30, 2019. For the three months ended September 30, 2019, there were no impairments. For the three and nine months ended September 30, 2020, there were no impairments. See Note 6 - Fair Value for further discussion.

Estimated amortization expense for other intangible assets, net is as follows:

(in thousands)
Remainder of 2020	$14,294
2021	53,770
2022	51,953
2023	43,642
2024	37,303
Thereafter	133,401
$334,363

Note 5 – Long-Term Debt

Our long-term debt consists of the following:

	September 30, 2020			December 31, 2019
(in thousands)	Gross	Debt Issuance Costs	Net	Gross	Debt Issuance Costs	Net
Bank debt:
Term loan facility borrowings due May 2024, weighted-average interest rate of 1.91% as of September 30, 2020	$1,572,000	$(12,242)	$1,559,758	$1,672,188	$(14,868)	$1,657,320
Revolving line of credit borrowings due May 2024, weighted-average interest rate of 1.91% as of September 30, 2020	—	(5,342)	(5,342)	—	(6,425)	(6,425)
Notes:
7.55% senior debentures due April 2028	9,531	(24)	9,507	9,524	(26)	9,498
Other debt:
Various debt instruments with maturities through March 2024	6,244	—	6,244	6,167	—	6,167
Total long-term debt	1,587,775	(17,608)	1,570,167	1,687,879	(21,319)	1,666,560
Less current portion of long-term debt	21,382	—	21,382	56,022	—	56,022
Long-term debt, net of current portion	$1,566,393	$(17,608)	$1,548,785	$1,631,857	$(21,319)	$1,610,538

As of September 30, 2020 and December 31, 2019, we recorded less than $0.1 million and $0.4 million, respectively, of accrued interest expense on our debt-related instruments within accounts payable and other accrued expenses.

Credit Agreement

In May 2019, we amended and restated our credit agreement (the “Credit Agreement”) with Bank of America, N.A., as the administrative agent, and other financial institutions. The Credit Agreement provides for a $1.8 billion 5-year term loan facility (the “Term Facility”), and a $750.0 million 5-year revolving credit facility (the “Revolving Facility”). The Term Facility matures, and the Revolving Facility expires, in May 2024. The Revolving Facility includes a $100.0 million multi-currency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $300.0 million in the aggregate; however, the lenders are not obligated to do so. As of September 30, 2020, we had a remaining borrowing capacity of $750.0 million under the Revolving Facility and we were in compliance with all financial and restrictive covenants under the Credit Agreement.

Debt Issuance Costs

In connection with the amendment and restatement of the Credit Agreement, in May 2019, we incurred approximately $9.7 million of debt issuance costs of which $9.6 million were initially capitalized within long-term debt, net of current, in the accompanying condensed consolidated balance sheets. In addition, when we amended and restated the Credit Agreement, we wrote-off previously unamortized debt issuance costs of $1.5 million within gain/(loss) on investments and other, net, in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2019, which resulted in a remaining $14.6 million of previously unamortized costs. We are amortizing these costs over the term of the Credit Agreement. For both the three months ended September 30, 2020 and 2019, $1.2 million was recognized in the accompanying condensed consolidated statements of operations related to the amortization of debt issuance costs. For the nine months ended September 30, 2020 and 2019, $3.7 million and $3.8 million, respectively, were recognized in the accompanying condensed consolidated statements of operations related to the amortization of debt issuance costs.

7.55% Senior Debentures

In April 1998, we issued $100.0 million in aggregate principal amount of 7.55% senior debentures due 2028. The indentures governing these debentures, as amended, contain limited restrictions on us.

Interest Rate Swaps

We have entered into amortizing interest rate swaps (“Swaps”) in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. Under the Swaps, we agree to exchange floating rate for fixed rate interest payments periodically over the life of the agreement. The floating rates in our Swaps are based on the one-month LIBOR. The notional balances, terms and maturities of our Swaps are designed to have the effect of fixing the rate of interest on at least 50% of the principal balance of our senior term debt.

As of September 30, 2020, the Swaps have a combined remaining notional balance of $1.2 billion, a weighted average fixed interest rate of 2.40% (rates range from 0.66% to 2.98%), and scheduled terminations through December 2025. Notional balances under our Swaps are scheduled to increase and decrease based on our expectations of the level of variable rate debt to be in effect in future periods. Currently, we have scheduled notional amounts of approximately $1.2 billion through September 2021, then $1.1 billion and $1.0 billion through August 2022, and $496.8 million and $465.0 million through December 2025. Approximate weighted average fixed interest rates for the aforementioned time periods are 2.59%, 2.77%, and 2.64%, respectively.

We have designated the Swaps as cash flow hedges. The estimated fair values of these cash flow hedges are recorded in prepaid expenses and other current assets or other assets as well as accounts payable and other accrued expenses or other liabilities in the accompanying condensed consolidated balance sheets. As of September 30, 2020, the estimated fair value of these cash flow hedges resulted in a liability of $87.7 million, of which $3.5 million was recorded within accounts payable and other accrued expenses. As of December 31, 2019, the estimated fair value of these cash flow hedges resulted in an asset of $0.6 million which was recorded within prepaid expenses and other current assets, as well as a liability of $47.7 million recorded within other liabilities.

Unrealized gains of $7.9 million (net of $2.6 million in deferred taxes) and unrealized losses of $8.1 million (net of $2.7 million in deferred taxes) for the three months ended September 30, 2020 and 2019, respectively, were recognized in other comprehensive loss related to the Swaps. Unrealized losses of $30.5 million (net of $10.1 million in deferred taxes) and $41.4 million (net of $13.8 million in deferred taxes) for the nine months ended September 30, 2020 and 2019, respectively, were recognized in other comprehensive loss related to the Swaps.

As a result of our Swap activity, for the three months ended September 30, 2020 and 2019, included within interest expense, on a pre-tax basis, we recognized interest expense of $7.1 million and interest income of $0.7 million, respectively. For the nine months ended September 30, 2020 and 2019, included within interest expense, on a pre-tax basis, we recognized interest expense of $14.3 million and interest income of $4.0 million, respectively. Estimated net losses included in accumulated other comprehensive loss related to the Swaps as of September 30, 2020, that will be reclassified into earnings as interest expense over the next 12 months, utilizing September 30, 2020 LIBOR, is estimated to be $16.0 million, on a pre-tax basis.

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

Other Investments

Other investments are currently comprised of a minority equity investment in a foreign enterprise which we measure at cost and adjust to fair value on a quarterly basis when there are observable price changes in orderly transactions for the identical, or similar, investments. Changes in fair value are recorded within gain/(loss) on investments and other, net, in our condensed consolidated statements of operations.

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

Swaps

The fair values of the Swaps were estimated based on market-value quotes received from the counterparties to the agreements.

The fair values of our financial instruments as of September 30, 2020 are presented in the following table:

(in thousands)	Fair Value Measurements Using
As of September 30, 2020	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$302,329	$—	$—	$302,329
Restricted cash	8,719	1,785	—	10,504
Other investments	—	3,279	—	3,279
Total	$311,048	$5,064	$—	$316,112

Financial Liabilities:
Total debt	$—	$1,590,260	$—	$1,590,260
Total	$—	$1,590,260	$—	$1,590,260

Derivatives:
Liability for Swaps	$—	$87,725	$—	$87,725

As of December 31, 2019
Financial Assets:
Cash and cash equivalents	$104,162	$—	$—	$104,162
Restricted cash	9,791	726	—	10,517
Other investments	—	1,898	—	1,898
Total	$113,953	$2,624	$—	$116,577

Financial Liabilities:
Total debt	$—	$1,690,731	$—	$1,690,731
Total	$—	$1,690,731	$—	$1,690,731

Derivatives:
Asset for Swaps	$—	$572	$—	$572
Liability for Swaps	$—	$47,691	$—	$47,691

For the nine months ended September 30, 2020, we recorded non-cash impairment charges of $1.2 million in property and equipment, net, related to capitalized software within our UWS segment. For the nine months ended September 30, 2019, we recorded non-cash impairment charges of $35.6 million in other intangible assets, net, as well as $12.3 million in property and equipment, net. For both the three months ended September 30, 2020, and 2019, there were no impairments. Both impairments are due to ongoing business transformation activities of our appraisal management company within our UWS segment. The impairments within other intangible assets, net include $32.3 million for client lists and $3.3 million for licenses. The impairments within property and equipment, net relate to capitalized software. All impairments were derived using an undiscounted cash flow methodology.

In connection with the 2019 acquisition of National Tax Search, LLC (“NTS”), we entered into a contingent consideration agreement for up to $7.5 million in cash based upon certain revenue targets in fiscal years 2020 and 2021. This contingent consideration has been assessed with no fair value as of September 30, 2020 using the Monte-Carlo simulation model.

Due to observable price changes in an inactive market, in the first half of 2019, we recorded a combined unfavorable fair value adjustment of $6.6 million to a minority equity investment, which was recorded within gain/(loss) on investments and other, net in our condensed consolidated statement of operations for the nine months ended September 30, 2019. No adjustments were necessary for the three and nine months ended September 30, 2020.

In connection with certain acquisitions in 2017 related to our discontinued operations, we entered into contingent consideration agreements for up to $17.5 million in cash by 2022 upon the achievement of certain revenue targets ending in fiscal year 2021. This contingent payment was originally recorded at a fair value of $4.4 million using the Monte-Carlo simulation model. The contingent payments are remeasured at fair value quarterly, and changes are recorded within income/(loss) from discontinued operations, net of tax, in our condensed consolidated statements of operations. During the three months ended September 30, 2020 we decreased the fair value of our contingent consideration by $1.2 million and recorded the gain in our condensed consolidated statements of operations. During the three months ended September 30, 2019, there were no adjustments to our contingent consideration. During the nine months ended September 30, 2020 and 2019, we decreased the fair value of our contingent consideration by $3.8 million and $0.2 million, respectively, and recorded the gain in our condensed consolidated statements of operations.

Note 7 – Operating Revenues

Operating revenues by solution type consist of the following:

(in thousands)	PIRM	UWS	Corporate and Eliminations	Consolidated
For the Three Months Ended September 30, 2020
Property insights	$126,325	$—	$—	$126,325
Insurance and spatial solutions	49,923	—	—	49,923
Flood data solutions	—	34,351	—	34,351
Valuation solutions	—	58,434	—	58,434
Property tax solutions	—	166,858	—	166,858
Other	—	3,699	(2,863)	836
Total operating revenue	$176,248	$263,342	$(2,863)	$436,727

For the Three Months Ended September 30, 2019
Property insights	$120,340	$—	$—	$120,340
Insurance and spatial solutions	48,739	—	—	48,739
Flood data solutions	—	22,983	—	22,983
Valuation solutions	—	77,426	—	77,426
Property tax solutions	—	103,671	—	103,671
Other	—	5,058	(2,646)	2,412
Total operating revenue	$169,079	$209,138	$(2,646)	$375,571

For the Nine Months Ended September 30, 2020
Property insights	$359,175	$—	$—	$359,175
Insurance and spatial solutions	145,204	—	—	145,204
Flood data services	—	91,931	—	91,931
Valuation solutions	—	182,637	—	182,637
Property tax solutions	—	394,799	—	394,799
Other	—	11,088	(10,101)	987
Total operating revenue	$504,379	$680,455	$(10,101)	$1,174,733

For the Nine Months Ended September 30, 2019
Property insights	$359,278	$—	$—	$359,278
Insurance and spatial solutions	142,576	—	—	142,576
Flood data services	—	61,572	—	61,572
Valuation solutions	—	230,891	—	230,891
Property tax solutions	—	282,724	—	282,724
Other	—	17,988	(6,997)	10,991
Total operating revenue	$501,854	$593,175	$(6,997)	$1,088,032

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
Contract Costs

Incremental costs to obtain or fulfill client contracts are recognized as an asset. As of September 30, 2020, we had $13.0 million of current deferred contract costs which are presented in prepaid expenses and other current assets, as well as $23.4 million of long-term deferred contract costs which are presented in other assets in our condensed consolidated balance sheet. As of December 31, 2019, we had $9.8 million of current deferred contract costs which are presented in prepaid expenses and other current assets as well as $23.1 million of long-term deferred contract costs which are presented in other assets in our consolidated balance sheet. Our deferred contract costs primarily include certain set-up and acquisition costs related to property tax solutions, which amortize ratably over an expected 10-year life, adjusted for early loan cancellations. For the three months ended September 30, 2020 and 2019, we recorded amortization associated with deferred contract costs of $5.6 million and $3.4 million, respectively, and $13.9 million and $9.8 million, respectively, for the nine months ended September 30, 2020 and 2019.

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

As of September 30, 2020, we had $986.9 million in contract liabilities compared to $883.8 million as of December 31, 2019. The overall change of $103.1 million in contract liability balances is primarily due to $632.4 million of new deferred billings in the current year, partially offset by $530.2 million of operating revenue recognized, of which $292.8 million related to contracts previously deferred, and other increases of $0.9 million.

Remaining Performance Obligations

The majority of our arrangements are between one and three years with a significant portion being one year or less. For the remaining population of non-cancellable and fixed arrangements greater than one year, as of September 30, 2020 we had $1.2 billion of remaining performance obligations. We expect to recognize approximately 11% percent of this remaining revenue backlog in 2020, 31% in 2021, 21% in 2022 and 37% thereafter. See further discussion of performance obligations in Note 1 - Basis for Condensed Consolidated Financial Statements.

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

Restricted Stock Units

For the nine months ended September 30, 2020 and 2019, we awarded 777,139 and 640,339 RSUs, respectively, with an estimated grant-date fair value of $28.8 million and $23.5 million, respectively. The RSU awards will vest ratably over 3 years. RSU activity for the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
(in thousands, except weighted-average fair value prices)
Unvested RSUs outstanding at December 31, 2019	1,032	$39.84
RSUs granted	777	$37.10
RSUs vested	(524)	$40.51
RSUs forfeited	(47)	$36.53
Unvested RSUs outstanding at September 30, 2020	1,238	$37.98

As of September 30, 2020, there was $29.7 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 1.7 years. The fair value of RSU awards is based on the market value of our common stock on the date of grant.

Performance-Based Restricted Stock Units

For the nine months ended September 30, 2020 and 2019, we awarded 321,014 and 203,464 PBRSUs, respectively, with an estimated grant-date fair value of $13.0 million and $7.5 million, respectively. These awards are generally subject to service-based, performance-based, and market-based vesting conditions.

The service and performance period for the 2020 PBRSU grants is from January 2020 to December 2022 and the performance metric is adjusted earnings per share, subject to modification based on relative total stockholder return, a market-based vesting condition. The performance and service period for the 2019 PBRSUs is from January 2019 to December 2021 and the performance metric is adjusted earnings per share, subject to modification based on relative total stockholder return, a market-based vesting condition.

The fair value of PBRSU awards are based on the market value of our common stock on the date of grant. For PBRSUs with market-based vesting conditions, we also use the Monte-Carlo simulation with the following weighted-average assumptions:

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

Additionally, within our outstanding unvested PBRSUs shown in the table below, there are prior year grants which do not include market-based conditions, but instead have adjusted EBITDA margin or organic revenue growth rate as the performance metric.

PBRSU activity for the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
(in thousands, except weighted-average fair value prices)
Unvested PBRSUs outstanding at December 31, 2019	636	$42.62
PBRSUs granted	321	$40.64
PBRSUs vested	(184)	$39.50
PBRSUs forfeited	(29)	$44.77
Unvested PBRSUs outstanding at September 30, 2020	744	$42.58

As of September 30, 2020, there was $20.1 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 1.7 years.

Stock Options

Prior to 2015, we issued stock options as incentive compensation for certain employees. Option activity for the nine months ended September 30, 2020 is as follows:

(in thousands, except weighted-average price)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2019	479	$19.59
Options exercised	(82)	$18.34
Options outstanding at September 30, 2020	397	$19.84	1.9	$19,024

As of September 30, 2020, there was no unrecognized compensation cost related to unvested stock options.

The intrinsic value of options exercised was $2.9 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively. This intrinsic value represents the difference between the fair market value of our common stock on the date of exercise and the exercise price of each option.

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

The following table sets forth the share-based compensation expense recognized for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
RSUs	$6,378	$4,521	$17,446	$17,063
PBRSUs	5,468	3,893	14,264	7,390
Stock options	—	—	—	—
Employee stock purchase plan	700	392	2,188	1,565
	$12,546	$8,806	$33,898	$26,018

The table above includes $1.1 million and $0.5 million of share-based compensation expense within cost of services in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2020 and 2019, respectively, and $2.2 million and $1.7 million for the nine months ended September 30, 2020 and 2019, respectively. Additionally, we recognized $0.3 million of share-based compensation expense for both the three months ended September 30, 2020 and 2019, and $0.8 million for both the nine months ended September 30, 2020 and 2019, reported within income/(loss) from discontinued operations.

Note 9 – Litigation and Regulatory Contingencies

We have been named in various lawsuits and we are from time to time subject to audit or investigation by governmental agencies arising in the ordinary course of business.

With respect to matters where we determine that a loss is both probable and reasonably estimable, we record a liability representing our best estimate of the financial exposure based on known facts. For matters where a settlement has been reached, we record the expected amount of such settlements. With respect to audits, investigations or lawsuits that are ongoing, although their final dispositions are not yet determinable, we do not believe that the ultimate resolution of such matters, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. We record expenses for legal fees as incurred. As of September 30, 2020 our accrual for litigation and regulatory contingencies was immaterial.

Fair Credit Reporting Act Class Actions

In July 2017, Rental Property Solutions, LLC (“RPS”) was named as a defendant in Claudinne Feliciano, et. al., v. CoreLogic SafeRent, LLC, a putative class action lawsuit in the US District Court for the Southern District of New York. The named plaintiff alleges that RPS prepared a background screening report about her that contained a record of a New York Housing Court action without noting that the action had previously been dismissed. On this basis, she seeks damages under the Fair Credit Reporting Act and the New York Fair Credit Reporting Act on behalf of herself and a class of similarly situated consumers with respect to reports issued during the period of July 2015 to the present. In July 2019, the District Court issued an order certifying a class of approximately 2,000 consumers. In June 2020, we reached an agreement to resolve the case. The settlement has been preliminarily approved by the District Court, and a final approval hearing is scheduled for February 23, 2021. The settlement amount was recorded during the quarter ended June 30, 2020.

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

Separation

Following the separation of the financial services businesses of our predecessor company, The First American Corporation (“FAC”) on June 1, 2010 (the “Separation”), we are responsible for a portion of First American Financial Corporation's ("FAFC") contingent and other corporate liabilities. In the Separation and Distribution Agreement we entered into in connection with the Separation, we agreed with FAFC to share equally in the cost of resolution of a small number of corporate-level lawsuits, including certain consolidated securities litigation matters from which we have since been dropped. There were no liabilities incurred in connection with the consolidated securities matters. Responsibility to manage each case has been assigned to either FAFC or us, with the managing party required to update the other party regularly and consult with each other prior to certain important decisions, such as settlement. The managing party will also have primary responsibility for determining the ultimate total liability, if any, related to the applicable case. We will record our share of any such liability when the responsible party determines a reserve is necessary. As of September 30, 2020, no reserves were considered necessary.

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

Note 10 – Income Taxes

The effective income tax rate for income taxes as a percentage of income from continuing operations before equity in earnings of affiliates and income taxes was a benefit of 10.4% and and provision of 27.1% for the three months ended September 30, 2020 and 2019, respectively, and a provision of 10.0% and a benefit of 718.7% for the nine months ended September 30, 2020 and 2019, respectively.

During the quarter ended September 30, 2020, the Internal Revenue Service ("IRS") concluded their examination of our 2010 to 2012 income tax returns resulting in the recognition of a discrete tax benefit of approximately $24 million, inclusive of anticipated interest and state taxes.

For the three months ended September 30, 2020, when compared to the same period for 2019, the change in the effective income tax rate was primarily due to the benefit recorded in relation to the settlement of the IRS examination in 2020. For the nine months ended September 30, 2020, when compared to the same period for 2019, the change in the effective income tax rate was primarily due to the benefit recorded in relation to the settlement of the IRS examination in 2020 as compared to a smaller nonrecurring benefit recorded in 2019 related to the reversal of state tax reserves.

We are currently under examination for the year 2016 by the IRS, our primary taxing authority, and for other years by various other taxing authorities. It is reasonably possible the amount of the unrecognized benefits could be significantly impacted which would have an impact on net income.

Note 11 – Earnings Per Share

The following is a reconciliation of net income per share:

	For the Three Months Ended September 30,		For the Nine Months Ended Sep 30,
	2020	2019	2020	2019
(in thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income from continuing operations	$102,467	$31,668	$177,820	$8,225
Income/(loss) from discontinued operations, net of tax	10,679	(8,485)	28,149	11,073
Net income	$113,146	$23,183	$205,969	$19,298
Denominator:
Weighted-average shares for basic income/(loss) per share	79,467	79,761	79,300	80,138
Dilutive effect of stock options and RSUs	1,935	1,153	1,836	1,067
Weighted-average shares for diluted income/(loss) per share	81,402	80,914	81,136	81,205
Income/(loss) per share
Basic:
Net income from continuing operations	$1.29	$0.40	$2.24	$0.10
Income/(loss) from discontinued operations, net of tax	0.13	(0.11)	0.35	0.14
Net income	$1.42	$0.29	$2.59	$0.24
Diluted:
Net income from continuing operations	$1.26	$0.39	$2.19	$0.10
Income/(loss) from discontinued operations, net of tax	0.13	(0.10)	0.35	0.14
Net income	$1.39	$0.29	$2.54	$0.24

The dilutive effect of share-based compensation awards has been calculated using the treasury-stock method. For both the three and nine months ended September 30, 2020 and 2019 an aggregate of less than 0.1 million of RSUs and PBRSUs were excluded from the weighted-average diluted common shares outstanding due to their anti-dilutive effect.

Note 12 – Acquisitions

In January 2020, we acquired the remaining 66% of Location for $11.5 million, subject to certain working capital adjustments. Location is a leading provider of geographic location indicators for crime and non-weather related events connected to underwriting risk assessment. This acquisition further progresses our long-term strategic plan by adding scale to our insurance and spatial businesses. Location is included as a component of our PIRM segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We have preliminarily recorded proprietary technology of $6.0 million with an estimated useful life of 10 years, client lists of $0.3 million with an estimated useful life of 5 years, trademarks of $0.8 million with an estimated useful life of 8 years, non-compete agreements of $0.4 million with an estimated useful life of 5 years, and goodwill of $12.6 million. For the nine months ended September 30, 2020, goodwill increased by $0.3 million as a result of a change in the purchase price allocation for certain working capital adjustments. In connection with this acquisition, we remeasured our then-existing 34% investment ownership in Location which resulted in a $0.6 million step-up gain that we recorded within gain/(loss) on investments and other, net, in our condensed consolidated statement of operations for the nine months ended September 30, 2020.

In August 2019, we completed the acquisition of NTS for $15.0 million, subject to certain working capital adjustments, and up to $7.5 million to be paid in cash by 2022, contingent upon the achievement of certain revenue targets in fiscal years 2020 and 2021 (see Note 6 - Fair Value for further details). NTS is a leading provider of commercial property tax payment services and specializes in identifying potential collateral loss related to unpaid property tax, homeowners association fees, and inaccurate flood zone determinations. The NTS acquisition increases our commercial property information offerings and is expected to drive future growth in the US. NTS is included as a component of our UWS segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We recorded client lists of $5.0 million with an estimated useful life of 10 years, proprietary technology of $3.3 million with an estimated useful life of 7 years, trademarks of $1.0 million with an estimated useful life of 7 years, non-compete agreements of $0.3 million with an estimated useful life of 5 years, contract liabilities of $2.5 million, and goodwill of $5.5 million, all of which is deductible for tax purposes. For the nine months ended September 30, 2020, goodwill increased by less than $0.1 million as a result of a change in the purchase price allocation for certain working capital adjustments.

These business combinations did not have a material impact on our condensed consolidated statements of operations.

There was $0.1 million of acquisition-related costs within selling, general and administrative expenses on our condensed consolidated statements of operations for both the three months ended September 30, 2020 and 2019, and $0.1 million and $0.3 million of these costs for the nine months ended September 30, 2020 and 2019, respectively.

Note 13 – Segment Information

We have organized into two reportable segments: PIRM and UWS.

Property Intelligence & Risk Management Solutions. Our PIRM segment combines property information, mortgage information, and consumer information to deliver unique housing market and property-level insights, predictive analytics and risk management capabilities. We have also developed proprietary technology and software platforms to access, automate, and track this information and assist our clients with decision-making and compliance tools in the real estate industry, and insurance industry. We deliver this information directly to our clients in a standard format over the web, through hosted software platforms, or in bulk data form. Our PIRM solutions include property insights and insurance and spatial solutions in North America, Western Europe, and Asia Pacific. The segment's primary clients are commercial banks, mortgage lenders and brokers, investment banks, fixed-income investors, real estate agents, MLS companies, property and casualty insurance companies, title insurance companies, government agencies, and government-sponsored enterprises.

The operating results of our PIRM segment included intercompany revenues of $2.3 million and $1.9 million for the three months ended September 30, 2020 and 2019, respectively, and $8.2 million and $4.4 million for the nine months ended September 30, 2020 and 2019, respectively. The segment also included intercompany expenses of $0.6 million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively, and $1.9 million and $2.6 million for the nine months ended September 30, 2020 and 2019, respectively.

Underwriting & Workflow Solutions. Our UWS segment combines property and mortgage to provide comprehensive mortgage origination and monitoring solutions, including, underwriting-related solutions, and data-enabled valuations and appraisals. We have also developed proprietary technology and software platforms to access, automate, and track this information, and assist our clients with vetting and onboarding prospects, meeting compliance regulations and understanding, evaluating, and monitoring property values. Our UWS solutions include property tax solutions, valuation solutions, and flood data solutions in North America. The segment’s primary clients are large, national mortgage lenders and servicers, but we also serve regional mortgage lenders and brokers, credit unions, commercial banks, fixed-income investors, government agencies, and property and casualty insurance companies.

The operating results of our UWS segment included intercompany revenues of $0.6 million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively, and $1.9 million and $2.6 million for the nine months ended September 30, 2020 and 2019, respectively. The segment also included intercompany expenses of $0.9 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively, and $2.7 million and $3.5 million for the nine months ended September 30, 2020 and 2019, respectively.

We also separately report on our corporate and eliminations. Corporate consists primarily of corporate personnel and other expenses associated with our corporate functions and facilities, investment gains and losses, equity in earnings/(losses) of affiliates, net of tax, and interest expense. The results of our Corporate segment included intercompany expenses of $1.5 million and $5.6 million for the three and nine months ended September 30, 2020, respectively, and $0.9 million for both the three and nine months ended September 30, 2019.

Selected financial information by reportable segment related to our continuing operations is as follows:

(in thousands)	Operating Revenues	Depreciation and Amortization	Operating Income/(Loss)	Equity in Earnings/(Losses) of Affiliates, Net of Tax	Net Income/(Loss) From Continuing Operations	Capital Expenditures

For the Three Months Ended September 30, 2020
PIRM	$176,248	$23,474	$22,670	$1,013	$58,325	$16,957
UWS	263,342	12,017	124,699	—	124,834	2,366
Corporate	—	8,119	(74,186)	(42)	(80,692)	5,768
Eliminations	(2,863)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$436,727	$43,610	$73,183	$971	$102,467	$25,091

For the Three Months Ended September 30, 2019
PIRM	$169,079	$23,061	$18,375	$762	$19,366	$10,706
UWS	209,138	11,800	70,831	(4)	70,642	1,942
Corporate	—	7,528	(27,339)	(151)	(58,340)	13,766
Eliminations	(2,646)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$375,571	$42,389	$61,867	$607	$31,668	$26,414

For the Nine Months Ended September 30, 2020
PIRM	$504,379	$69,833	$65,249	$2,483	$102,451	$42,813
UWS	680,455	36,091	281,567	—	281,717	5,891
Corporate	—	24,715	(136,229)	(624)	(206,348)	20,200
Eliminations	(10,101)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$1,174,733	$130,639	$210,587	$1,859	$177,820	$68,904

For the Nine Months Ended September 30, 2019
PIRM	$501,854	$72,135	$44,110	$720	$38,382	$36,767
UWS	593,175	39,391	121,946	(12)	121,745	8,472
Corporate	—	21,241	(94,386)	(210)	(151,902)	33,413
Eliminations	(6,997)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$1,088,032	$132,767	$71,670	$498	$8,225	$78,652

(in thousands)
Assets	September 30, 2020	December 31, 2019
PIRM	$1,851,655	$1,932,643
UWS	2,019,299	2,008,233
Corporate	6,185,679	5,950,472
Eliminations	(5,870,954)	(5,934,053)
Consolidated (excluding discontinued operations)	$4,185,679	$3,957,295

Note 14 – Discontinued Operations

In July 2020, we announced our intentions to pursue the sale of our reseller businesses as these are lower-margin businesses that are highly influenced by vendor pricing. These businesses are comprised of our Credit Solutions and Rental Property Solutions operations. We expect to sell these businesses to unrelated third parties within one year of the quarter ended September 30, 2020. These reseller business were included within the PIRM and UWS segments.

For both the three and nine months ended September 30, 2020, we recorded $0.6 million in costs directly related to the sale of these reseller businesses. Each of these businesses is reflected in our accompanying condensed consolidated financial statements as discontinued operations.

In September 2014, we completed the sale of our collateral solutions and field services businesses, which were included in the former reporting segment Asset Management and Processing Solutions ("AMPS"). In connection with the sale of our Employer and Litigation Services businesses (“ELI”) in December 2010, we retained certain liabilities and, in September 2016, a jury returned an unfavorable verdict against this discontinued operating unit, which we appealed. In August 2019, the verdict was upheld on appeal. We were unable to secure further review of the appellate decision and paid $23.0 million to satisfy the judgement in December 2019.

In October 2020, we consummated the sale of a component of the reseller operations for $9.0 million.

Summarized below are certain assets and liabilities classified as discontinued operations as of September 30, 2020 and December 31, 2019:

(in thousands)
As of September 30, 2020	PIRM	UWS	AMPS	ELI	Total
Cash and cash equivalents	$941	$1,369	$—	$—	$2,310
Accounts receivable	4,304	39,689	—	—	43,993
Property and equipment, net	5,257	22,960	—	—	28,217
Goodwill, net	29,269	79,931	—	—	109,200
Capitalized data and database costs, net	16,643	941	—	—	17,584
Other assets	537	5,682	268	—	6,487
Total assets	$56,951	$150,572	$268	$—	$207,791

Accounts payable and accrued expenses	$2,460	$24,590	$240	$—	$27,290
Accrued salaries and benefits	487	3,073	—	—	3,560
Deferred income tax liabilities	8,206	9,637	—	393	18,236
Other liabilities	389	1,022	—	—	1,411
Total liabilities	$11,542	$38,322	$240	$393	$50,497

As of December 31, 2019
Cash and cash equivalents	$711	$313	$—	$—	$1,024
Accounts receivable	3,538	30,171	—	—	33,709
Income tax receivable	—	—	—	6,166	6,166
Property and equipment, net	4,831	21,520	—	—	26,351
Goodwill, net	29,269	79,931	—	—	109,200
Capitalized data and database costs, net	17,781	888	—	—	18,669
Other assets	598	5,981	268	20	6,867
Total assets	$56,728	$138,804	$268	$6,186	$201,986

Accounts payable and accrued expenses	$987	$15,881	$240	$22	$17,130
Accrued salaries and benefits	785	2,395	—	—	3,180
Deferred income tax liabilities	8,206	9,637	—	393	18,236
Other liabilities	456	3,706	—	—	4,162
Total liabilities	$10,434	$31,619	$240	$415	$42,708

Summarized below are the components of our income/(loss) from discontinued operations, net of tax for the three and nine months ended September 30, 2020 and 2019:

(in thousands)
For the Three Months September 30, 2020	PIRM	UWS	AMPS	ELI	Total
Operating revenues	$9,904	$93,262	$—	$—	$103,166
Cost of services (exclusive of depreciation and amortization)	4,711	75,732	—	—	80,443
Selling, general and administrative expenses	2,989	4,539	—	(1)	7,527
Depreciation and amortization	1,204	957	—	—	2,161
Gain on investments and other, net	—	(1,194)	—	—	(1,194)
Income from discontinued operations before income taxes	1,000	13,228	—	1	14,229
Provision for income taxes	250	3,300	—	—	3,550
Income from discontinued operations, net of tax	$750	$9,928	$—	$1	$10,679

For the Three Months September 30, 2019
Operating revenues	$11,066	$72,317	$—	$—	$83,383
Cost of services (exclusive of depreciation and amortization)	5,112	58,359	—	—	63,471
Selling, general and administrative expenses	2,763	1,913	5	23,129	27,810
Depreciation and amortization	1,953	1,375	—	—	3,328
Impairment Loss	(1)	78	—	—	77
Loss on investments and other, net	—	3	—	—	3
Income/(loss) from discontinued operations before income taxes	1,239	10,589	(5)	(23,129)	(11,306)
Provision/(benefit) for income taxes	309	2,642	(1)	(5,771)	(2,821)
Income/(loss) from discontinued operations, net of tax	$930	$7,947	$(4)	$(17,358)	$(8,485)

(in thousands)
For the Nine Months Ended September 30, 2020	PIRM	UWS	AMPS	ELI	Total
Operating revenues	$28,452	$258,058	$—	$—	$286,510
Cost of services (exclusive of depreciation and amortization)	14,054	211,604	—	—	225,658
Selling, general and administrative expenses	9,674	8,816	1	(19)	18,472
Depreciation and amortization	4,906	3,770	—	—	8,676
(Gain)/loss on investments and other, net	—	(3,803)	—	—	(3,803)
Income from discontinued operations before income taxes	(182)	37,671	(1)	19	37,507
Provision for income taxes	(45)	9,398	—	5	9,358
Income from discontinued operations, net of tax	$(137)	$28,273	$(1)	$14	$28,149

For the Nine Months Ended September 30, 2019
Operating revenues	$35,348	$212,822	$—	$—	$248,170
Cost of services (exclusive of depreciation and amortization)	16,009	171,475	—	—	187,484
Selling, general and administrative expenses	8,139	5,373	6	23,252	36,770
Depreciation and amortization	5,791	3,484	—	—	9,275
Impairment Loss	—	78	—	—	78
Gain on investments and other, net	—	(191)	—	—	(191)
Income/(loss) from discontinued operations before income taxes	5,409	32,603	(6)	(23,252)	14,754
Provision/(benefit) for income taxes	1,350	8,133	(1)	(5,801)	3,681
Income/(loss) from discontinued operations, net of tax	$4,059	$24,470	$(5)	$(17,451)	$11,073

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation, statements regarding our future operations, financial condition and prospects, operating results, revenues and earnings liquidity, our estimated income tax rate, unrecognized tax positions, amortization expenses, impact of recent accounting pronouncements, our cost management program, our acquisition strategy and our growth plans, expectations regarding our recent acquisitions, share repurchases, the level of aggregate US mortgage originations, the reasonableness of the carrying value related to specific financial assets and liabilities, the near and long-term consequences of the unsolicited proposal from Senator Investment Group, L.P. ( “Senator”) and Cannae Holdings, Inc. (“Cannae”) to acquire the Company for $66.00 per share in cash (the “Unsolicited Proposal”), and the outcome and consequences of certain proposals, including the removal and replacement of up to nine members of our Board of Directors, that Senator and Cannae have requested be presented to our stockholders and that will be voted upon at a special meeting of stockholders on November 17, 2020 (the “Proxy Contest”).

Our expectations, beliefs, objectives, intentions and strategies regarding future results are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by our forward-looking statements. These risks and uncertainties include, but are not limited to:

•the potential impact of, and any potential developments related to, the Unsolicited Proposal and the Proxy Contest;
•the impact of our adoption of a shareholder rights plan;
•the potential impact that the COVID-19 pandemic, or the perception of its effects, may have on our business;
•compromises in the security or stability of our data and systems, including from cyber-based attacks, the unauthorized transmission of confidential information or systems interruptions;
•changes in prices at which we are able to repurchase our shares and limitations on our ability to repurchase our shares;
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

We urge you to carefully consider risks and uncertainties and review the additional disclosures we make concerning risks and uncertainties that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Item 1A of Part II of this Quarterly Report on Form 10-Q, Item 1A of Part II of our Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, as such risk factors may be amended, supplemented, or superseded from time to time by other reports we file with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report on Form 10-Q.

Business Overview

We are a leading global property information, analytics and data-enabled software platforms and services provider operating in North America, Western Europe and Asia Pacific. Our combined data from public, contributory and proprietary sources provides detailed coverage of property, mortgages, other encumbrances, property risk and replacement cost, location, hazard risk and related performance information. We have more than one million users who rely on our data and predictive decision analytics to reduce risk, enhance transparency and improve the performance of their businesses.

We offer our clients a comprehensive national database covering real property and mortgage information, judgments and liens, building and replacement costs, parcel and geospatial data, and tax information, among other data types. Our structured property-specific data consisting of over 150 million parcel records covers 99% of the United States ("US"), includes both residential and commercial real estate data and is enriched by over 1 billion historical sales, mortgage, and pre-foreclosure transactions. Our consortium data covers loan level mortgage performance, appraisal, as well as mortgage application data and is in excess of 300 million records. We are also the industry's first parcel-based geocoder and have developed a proprietary spatial database covering more than 150 million parcel polygons across the US. We believe the quality of the data we offer is distinguished by our broad range of data sources and our experience in aggregating, organizing, normalizing, processing, and delivering data to our clients.

With our data as a foundation, we have built strong analytics capabilities and a variety of value-added business services to meet our clients’ needs for property tax processing, property valuation, hazard risk, property risk and replacement cost, flood plain location determination, other geospatial data analytics, and related services.

Reportable Segments

We have organized into the following two reportable segments:

Our Property Intelligence & Risk Management (“PIRM”) segment combines property information, mortgage information, and consumer information to deliver unique housing market and property-level insights, predictive analytics and risk management capabilities. We have also developed proprietary technology and software platforms to access, automate or track this information and assist our clients with decision-making and compliance tools in the real estate industry and insurance industry. We deliver this information directly to our clients in a standard format over the web, through hosted software platforms or in bulk data form. Our solutions include property insights as well as insurance and spatial solutions in North America, Western Europe and Asia Pacific.

Our Underwriting & Workflow Solutions (“UWS”) segment combines property information and mortgage information to provide comprehensive mortgage origination and monitoring solutions, including underwriting-related solutions and data-enabled valuations and appraisals. We have also developed proprietary technology and software platforms to access, automate or track this information and assist our clients with vetting and on-boarding prospects, meeting compliance regulations and understanding, diagnosing and monitoring property values. Our solutions include property tax solutions, valuation solutions, and flood services in North America.

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

The volume of US mortgage loan originations serves as a key market driver for more than half of our business. We believe the volume and related volatility of real estate and mortgage transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, housing supply, employment levels, actions by the Federal Reserve, and the overall state of the US economy. Mortgage interest rates are extremely low by historical standards, and are resulting in higher demand for refinance activity, while the purchase market has been adversely impacted by reduced construction and sales of new and existing homes, and more recently, the COVID-19 pandemic and resulting economic instability. For the three and nine months ended September 30, 2020, our continuing operations experienced unfavorable business and revenue impacts of approximately $4.3 million and $16.1 million, respectively, related to the COVID-19 pandemic, exclusive of the increased mortgage refinance volumes. We have also incurred COVID-19 related expenses of $0.6 million and $2.3 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, the impact we have experienced as a result of the COVID-19 pandemic has not had a significant impact on our financial condition, cash flows, control environment, or any related disclosures.

We will continue to monitor our business trends, financial condition, and liquidity, and are taking steps to manage our operating cash flows, by prioritizing our investments, and evaluating our capital needs and activities. Our liquidity as of September 30, 2020 consisted primarily of $302.3 million of cash and cash equivalents, and $750.0 million of unused committed capacity under our revolving credit facility, and we are in compliance with all financial covenants.

Business Environment

We believe mortgage origination unit volumes increased by approximately 35% to 40% in the third quarter of 2020 relative to the same period in 2019, primarily due to higher mortgage refinance volumes resulting from lower interest rates. For 2020, we expect total mortgage unit volumes to increase by approximately 35% relative to 2019 levels, with historically low interest rates benefiting refinance volumes and increasing purchase activity. Further, we anticipate that short-term rates will remain near zero for the foreseeable future and we expect mortgage rates will also remain at near historically low levels. Given this favorable rate environment and the significant population of existing loans that are in the money and meet broad-based eligibility criteria for refinance, we expect refinance volumes to remain at elevated levels through the foreseeable future.

We generate the majority of our operating revenues from clients with operations in the US residential real estate, mortgage origination, and mortgage servicing markets. Approximately 37% and 29% of our operating revenues for the three months ended September 30, 2020 and 2019, respectively, were generated from our top ten clients, who consist of the largest US mortgage originators and servicers. None of our clients individually accounted for greater than 10% of our operating revenues for the three months ended September 30, 2020 or 2019. Approximately 35% and 26% of our operating revenues for the nine months ended September 30, 2020 and 2019, respectively, were generated from our top ten clients. None of our clients individually accounted for greater than 10% of our operating revenues during the nine months ended September 30, 2020 or 2019.

While the majority of our revenues are generated in the US, foreign exchange translation impacted our financial results from our international operating revenues favorably by $1.4 million and unfavorably by $3.0 million for the three and nine months ended September 30, 2020, respectively.

Capital Return

In July 2020, our Board of Directors authorized the repurchase up to $1.0 billion of outstanding shares of our common stock. The authorization has no expiration date and supersedes our previous share repurchase authorization. We expect to repurchase approximately $1 billion worth of outstanding shares by the end of 2022, inclusive of at least $500.0 million of shares in 2020.

In July 2020, our Board of Directors announced a 50% increase to the quarterly cash dividend, declaring a cash dividend of $0.33 per share of common stock which was paid in September 2020 to stockholders of record as of the close of business on September 1, 2020. In October 2020, our Board of Directors declared a cash dividend of $0.33 per share of common stock to be paid in December 2020 to shareholders of record on the close of business December 1, 2020.

Acquisitions

In January 2020, we acquired the remaining 66% of Location, Inc. ("Location") for $11.5 million, subject to certain working capital adjustments. Location is included as a component of our PIRM segment. See Note 12 - Acquisitions for further discussion.

Technology Transformation

In September 2018, we announced the adoption of the Google Cloud Platform (“GCP”) as a foundational element of our ongoing technology transformation program to further expand infrastructure capabilities and drive efficiencies. We successfully completed the initial transformation phase, and will continue transitioning our technology over the foreseeable future on an opportunistic basis. The transition to GCP allows us to leverage the capabilities of the cloud platform to achieve best-in-class system performance and reliability and to facilitate the deployment of unique business insights fueled by gold-standard data, information, and analytics. Additionally, we expect to realize cost efficiencies and enhanced security as we continue the transition.

Divestiture of Non-Core Businesses & Transformations

In July 2020, we announced our intention to exit our reseller operations focused on mortgage credit and borrower verification and multi-family tenant screening. Although market leaders in their respective business areas, these reseller businesses are not compatible with our long-term strategic imperatives. The divestiture of these operations is expected to improve the Company’s revenue growth trends, revenue mix, and significantly enhance profit margins. As a result of this strategic decision, the businesses have been reflected in our consolidated financial statements as discontinued operations for all periods presented. For the three and nine months ended September 30, 2020, these businesses generated revenues of $103.2 million and $286.5 million, respectively, and operating income of $14.2 million and $37.5 million, respectively. Please refer to Note 14 - Discontinued Operations for further information.

In December 2018, we announced our intent to exit a loan origination software unit and its remaining legacy default management related platforms, as well as accelerate an appraisal management company ("AMC") transformation program. We believe these actions have expanded our overall profit margins and provide for enhanced long-term organic growth trends. In September 2019, we divested our default management related platforms and received proceeds of $3.8 million. The AMC transformation concluded in December 2019. Operating revenues attributable to the aforementioned business exits and AMC transformation were $17.0 million and $65.6 million for three and nine months ended September 30, 2019, respectively.

Unsolicited Proposal and Proxy Contest

On June 26, 2020, we received the Unsolicited Proposal from Senator and Cannae to acquire the Company for $65.00 per share in cash, which initial proposal was revised by Senator and Cannae on September 14, 2020 by $1.00 per share to $66.00 per share in cash. Our Board of Directors, in consultation with its independent financial and legal advisors, unanimously determined to reject the Unsolicited Proposal, as it significantly undervalues the Company, raises serious regulatory concerns and is not in the best interests of the Company and its stockholders. On July 14, 2020, we received written notification from the Federal Trade Commission (the “FTC”) that the FTC is conducting an investigation (the “FTC Investigation”) of the proposed acquisition of the Company by Senator and Cannae and requesting that we produce information in connection with that investigation. On August 7, 2020, we received a Civil Investigative Demand from the FTC in connection with the FTC Investigation into Senator and Cannae, requesting that the Company produce additional information in connection with that investigation.

On July 29, 2020, in connection with the Unsolicited Proposal, Senator and Cannae issued a press release announcing their initiation of the Proxy Contest. Although our Board of Directors opposes the actions being pursued by Senator and Cannae because they believe these proposals are not in the best interests of the Company’s stockholders, on August 9, 2020, the Board of Directors determined to call a special meeting to provide stockholders the opportunity to vote and express their views. The Board of Directors set the special meeting for November 17, 2020, with a record date of September 18, 2020.

On October 28, 2020, we issued a press release confirming that we are engaging with third parties that have indicated interest in a potential acquisition of the Company at a value at or above $80 per share. On November 3, 2020, we issued a press release announcing that our Board of Directors is conducting a thorough strategic review (the “Strategic Review”) to maximize shareholder value.

The outcome of the Unsolicited Proposal, the Proxy Contest, the FTC Investigation, the Strategic Review and related circumstances are uncertain. These events have required us, and will continue to require us, to incur significant legal and advisory fees and expenses, and require significant time and attention by management and our Board of Directors. For a further discussion of risks, uncertainties and other factors relating to the Unsolicited Proposal, the Proxy Contest, the FTC Investigation and the Strategic Review that could impact our business and operating results, see the section entitled “Risk Factors” in Item 1A of Part I of this Quarterly Report on Form 10-Q as well as in Item 1A of Part II in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. The Company can offer no assurance that it will enter into any transaction with respect to a potential acquisition of the Company in the future or, if entered into, what the terms of any such transaction would be.

In connection with the Unsolicited Proposal and Proxy Contest, we accrued expenses of $36.9 million for the three and nine months ended September 30, 2020.

Unless otherwise indicated, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q relate solely to the discussion of our continuing operations.

Consolidated Results of Operations

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Operating Revenues

Our consolidated operating revenues were $436.7 million for the three months ended September 30, 2020, an increase of $61.2 million, or 16.3% when compared to the comparable period in 2019, and consisted of the following:

(in thousands, except percentages)	2020	2019	$ Change	% Change
PIRM	$176,248	$169,079	$7,169	4.2%
UWS	263,342	209,138	54,204	25.9
Corporate and eliminations	(2,863)	(2,646)	(217)	8.2
Operating revenues	$436,727	$375,571	$61,156	16.3%

Our PIRM segment operating revenues increased by $7.2 million, or 4.2%, for the three months ended September 30, 2020, when compared to 2019. Excluding acquisition activity of $1.0 million, operating revenues increased $6.2 million primarily due to our property insights and insurance solutions business gaining market-share of approximately $6.4 million and increased market volumes & pricing and favorable foreign exchange impacting property insights by an additional $2.7 million and $1.4 million, respectively. These gains were partially offset COVID-19 impacts totaling $4.3 million across our solution groups.

Our UWS segment revenues increased by $54.2 million, or 25.9%, for the three months ended September 30, 2020, when compared to 2019. Excluding acquisition activity of $1.2 million, operating revenues increased $53.0 million due to higher property tax solutions revenues of $62.0 million, and higher flood data solutions revenues of $11.4 million primarily related to increased volumes, market share gains, and pricing. These increases were partially offset by lower valuation solutions revenue of $19.0 million due to the impacts of our AMC transformation program, and lower other revenues of $1.4 million. Operating revenues attributable to the aforementioned business exits and AMC transformation were $17.0 million for the quarter ended September 30, 2019. Refer to "Business Exits & Transformation" discussion above for further details. Additionally, the UWS segment did not experience significant adverse impacts related to COVID-19 during the current period.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services (excluding depreciation and amortization)

Our consolidated cost of services was $154.2 million for the three months ended September 30, 2020, a decrease of $10.5 million, or 6.4%, when compared to 2019. Excluding acquisition activity of $1.4 million, the decrease of $11.9 million was primarily due to favorable product mix.

Selling, General and Administrative Expenses

Our consolidated selling, general and administrative expenses were $165.7 million for the three months ended September 30, 2020, an increase of $59.1 million, or 55.5%, when compared to 2019. Excluding acquisition activity of $1.1 million, the increase of $58.0 million was primarily due to higher costs as a result of the Unsolicited Proposal and the Proxy Contest of $36.9 million, higher other external services costs of $13.9 million, and $11.5 million in compensation, primarily due to higher variable compensation costs relating to operating performance, partially offset by lower travel costs of $3.1 million and lower other expenses of $1.2 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $43.6 million for the three months ended September 30, 2020, an increase of $1.2 million, or 2.9%, when compared to 2019. Excluding acquisition activity of $0.3 million, the increase of $0.9 million was primarily due to the addition of completed software projects and increased licenses in the current period.

Operating Income

Our consolidated operating income was $73.2 million for the three months ended September 30, 2020, an increase of $11.3 million, or 18.3%, when compared to 2019, and consisted of the following:

(in thousands, except percentages)	2020	2019	$ Change	% Change
PIRM	$22,670	$18,375	$4,295	23.4%
UWS	124,699	70,831	53,868	76.1
Corporate and eliminations	(74,186)	(27,339)	(46,847)	171.4
Operating income	$73,183	$61,867	$11,316	18.3%

Our PIRM segment operating income increased by $4.3 million, or 23.4%, for the three months ended September 30, 2020 when compared to 2019. Acquisitions lowered operating income by $0.3 million primarily due to investments in data and technology capabilities and the amortization of acquisition-related intangible assets. Excluding acquisition activity, operating income increased by $4.6 million and margins increased by 220 basis points, primarily due to higher revenues and the impact of our ongoing operational efficiency programs.

Our UWS segment operating income increased by $53.9 million, or 76.1%, for the three months ended September 30, 2020 when compared to 2019. Acquisitions lowered operating income by $0.4 million primarily due to investments in data and technology capabilities and the amortization of acquisition-related intangible assets. Excluding acquisition activity, operating income increased by $54.3 million and margins increased by 1,380 basis points, primarily driven by higher revenues, favorable product mix, and the impact of our ongoing operational efficiency programs.

Corporate and eliminations had an unfavorable variance of $46.8 million, or 171.4%, for the three months ended September 30, 2020 when compared to 2019, primarily due to higher costs associated with the Unsolicited Proposal and the Proxy Contest and higher variable compensation costs relating to operating performance.

Total Interest Expense, net

Our consolidated total interest expense, net was $16.9 million for the three months ended September 30, 2020, a decrease of $2.6 million, or 13.2%, when compared to 2019. The decrease was primarily due to lower interest rates as well as lower average outstanding principal balances.

Gain/(Loss) on Investments and Other, net

Our consolidated gain on investments and other, net was $35.7 million for the three months ended September 30, 2020, a favorable variance of $35.4 million, when compared to 2019. The variance is primarily due to a $35.1 million gain from the sale of an equity method investment and higher gains of $1.7 million related to supplemental benefit plans, offset by a loss of $1.4 million related to the impairment of an equity method investment.

Provision/(Benefit) for Income Taxes

Our consolidated provision/(benefit) for income taxes from continuing operations before equity in earnings of affiliates and income taxes was a benefit of $9.6 million and a provision of $11.5 million for the three months ended September 30, 2020 and 2019, respectively. The effective tax rate was a benefit of 10.4% and a provision of 27.1% for the three months ended September 30, 2020 and 2019, respectively. The change in the effective income tax rate was primarily due to a $24 million discrete tax benefit recorded in relation to the settlement of an IRS examination in 2020.

Equity in Earnings of Affiliates, net of tax

Our consolidated equity in earnings of affiliates, net of tax was $1.0 million for the three months ended September 30, 2020, a favorable variance of $0.4 million when compared to 2019. We have equity interests in various affiliates which had higher earnings in the current period compared to the prior year period.

Income/(loss) from Discontinued Operations, Net of Tax

Our consolidated income/(loss) from discontinued operations, net of tax was $10.7 million for the three months ended September 30, 2020, a favorable variance of $19.2 million when compared to 2019. The increase is primarily due to higher gains from our reseller businesses related to increased market volumes and a prior year loss principally related to the impact of an appellate court decision in August 2019 for which we recorded a liability of $21.7 million as of September 30, 2019. See Note 14 - Discontinued Operations for further information.

Consolidated Results of Operations

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Operating Revenues

Our consolidated operating revenues were $1.2 billion for the nine months ended September 30, 2020, an increase of $86.7 million, or 8.0%, when compared to 2019, and consisted of the following:

(in thousands, except percentages)	2020	2019	$ Change	% Change
PIRM	$504,379	$501,854	$2,525	0.5%
UWS	680,455	593,175	87,280	14.7
Corporate and eliminations	(10,101)	(6,997)	(3,104)	44.4
Operating revenues	$1,174,733	$1,088,032	$86,701	8.0%

Our PIRM segment revenues increased by $2.5 million, or 0.5%, for the nine months ended September 30, 2020, when compared to 2019. Excluding acquisition activity of $2.4 million, the increase of $0.1 million primarily due higher revenues of $14.9 million from property insights and insurance and spatial solutions due to increased market volumes, market-share gains and pricing. The increase was offset by the impact of COVID-19 totaling $11.8 million across our solution groups. Additionally, included within our property insights revenues is unfavorable foreign exchange of $3.0 million.

Our UWS segment revenues increased by $87.3 million, or 14.7%, for the nine months ended September 30, 2020, when compared to 2019. Excluding acquisition activity of $4.5 million, the increase of $82.8 million was primarily due to higher property tax solutions revenues of $107.6 million, and higher flood data solutions revenues of $30.4 million primarily related to increased market volumes, market-share gains, and pricing. These increases were partially offset by lower valuation solutions revenue of $48.3 million due to the impacts of our AMC transformation program and lower other revenues of $6.9 million. Operating revenues attributable to the aforementioned business exits and AMC transformation were $65.6 million for the nine months ended September 30, 2019. Additionally, the UWS segment revenues reflected a total adverse impact of $4.3 million related to COVID-19.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services (excluding depreciation and amortization)

Our consolidated cost of services was $439.0 million for the nine months ended September 30, 2020, a decrease of $47.9 million, or 9.8%, when compared to 2019. Excluding acquisition activity of $4.7 million, the decrease of $52.6 million was primarily due to favorable product mix.

Selling, General and Administrative Expenses

Our consolidated selling, general and administrative expenses were $393.2 million for the nine months ended September 30, 2020, an increase of $44.5 million, or 12.8%, when compared to 2019. Excluding acquisition activity of $2.9 million, the increase of $41.6 million was primarily due to higher costs as a result of the Unsolicited Proposal and the Proxy Contest of $36.9 million and higher other external services costs of $13.6 million, partially offset by lower travel costs of $7.3 million and lower compensation costs of $1.6 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $130.6 million for the nine months ended September 30, 2020, a decrease of $2.1 million, or 1.6%, when compared to 2019. Excluding acquisition activity of $1.4 million, the decrease of $3.5 million is primarily due to assets that were fully impaired during the prior year.

Impairment Loss

Our consolidated impairment loss was $1.2 million for the nine months ended September 30, 2020, a decrease of $46.6 million, or 97.4%, when compared to 2019, primarily due to prior year write-offs of clients lists of $32.3 million, software of $12.3 million, and licenses of $3.3 million related to the transformation of our AMC business, offset by current year impairment charges related to software.

Operating Income

Our consolidated operating income was $210.6 million for the nine months ended September 30, 2020, an increase of $138.9 million, or 193.8%, when compared to 2019, and consisted of the following:

(in thousands, except percentages)	2020	2019	$ Change	% Change
PIRM	$65,249	$44,110	$21,139	47.9%
UWS	281,567	121,946	159,621	130.9
Corporate and eliminations	(136,229)	(94,386)	(41,843)	44.3
Operating income	$210,587	$71,670	$138,917	193.8%

Our PIRM segment operating income increased by $21.1 million, or 47.9%, for the nine months ended September 30, 2020, when compared to 2019. Acquisitions lowered operating income by $0.9 million primarily due to investments in data and technology capabilities and the amortization of acquisition-related intangible assets. Excluding acquisition activity, operating income increased by $22.0 million and margins increased by 440 basis points primarily due to higher revenue, favorable product mix and the impact of our ongoing operational efficiency programs.

Our UWS segment operating income increased by $159.6 million, or 130.9%, for the nine months ended September 30, 2020, when compared to 2019. Acquisitions lowered operating income by $1.3 million primarily due to investments in data and technology capabilities and the amortization of acquisition-related intangible assets. Excluding acquisition activity, operating income increased by $160.9 million and margins increased by 2,130 basis points, primarily impacted by lower impairment loss, higher revenues, improved product mix, and the impact of our ongoing operational efficiency programs.

Corporate and eliminations had an unfavorable variance of $41.8 million, or 44.3%, for the nine months ended September 30, 2020, primarily due to higher costs associated with the Unsolicited Proposal and Proxy Contest.

Total Interest Expense, net

Our consolidated total interest expense, net, was $52.3 million for the nine months ended September 30, 2020, a decrease of $5.1 million, or 8.8%, when compared to 2019. The decrease was primarily due to lower interest rates as well as lower average outstanding principal balances.

Gain/(Loss) on Investments and Other, net

Our consolidated gain on investments and other, net, was $37.2 million for the nine months ended September 30, 2020, a favorable variance of $39.3 million, when compared to 2019. The variance is due to a gain of $35.1 million from the sale of an equity method investment, a prior year loss of $6.6 million related to revaluation of an equity investment, a prior year loss of $1.5 million from unamortized debt issuance cost write-offs due to financing activities, and other gains of $0.6 million; partially offset by higher losses of $3.1 million related to supplemental benefit plans and a loss of $1.4 million related to the impairment of an equity method investment.

Tax Indemnification Release

In the prior year, we recorded a $13.4 million loss related to the release of a tax indemnification receivable due to the expiration of the statutes of limitations in our principal state jurisdictions. Associated state tax reserves of $15.3 million were also released and recognized, in the prior year, as income tax benefit through the provision for income taxes.

Provision/(Benefit) for Income Taxes

Our consolidated provision/(benefit) for income taxes from continuing operations before equity in earnings of affiliates and income taxes was a provision of $19.4 million and a benefit of $9.0 million for the nine months ended September 30, 2020 and 2019, respectively. The effective tax rate was a provision of 10.0% and a benefit of 718.7% for the nine months ended September 30, 2020 and 2019, respectively. The change in the effective income tax rate was primarily due to the benefit recorded in relation to the settlement of an IRS examination in 2020 as compared to a smaller nonrecurring benefit recorded in 2019 related to the reversal of state tax reserves.

Equity in Earnings of Affiliates, net of tax

Our consolidated equity in earnings of affiliates, net of tax was $1.9 for the nine months ended September 30, 2020, a favorable variance of $1.4 when compared to 2019. We have equity interests in various affiliates which had higher earnings in the current period compared to prior year.

Income/(loss) from Discontinued Operations, Net of Tax

Our consolidated income/(loss) from discontinued operations, net of tax was $28.1 million for the nine months ended September 30, 2020, a favorable variance of $17.1 million when compared to 2019. The is primarily due to higher gains from our reseller businesses related to increased market volumes and a prior year loss principally related to the impact of an appellate court decision in August 2019 pertaining to a discontinued operating unit, for which we recorded a liability of $21.7 million as of September 30, 2019. See Note 14 - Discontinued Operations for further information.
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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 2020 totaled $302.3 million, an increase of $198.2 million from December 31, 2019. As of September 30, 2020, our cash balances held in foreign jurisdictions totaled $61.0 million and are primarily related to our international operations. We plan to maintain significant cash balances outside of the US for the foreseeable future.

Restricted cash of $10.5 million as of both September 30, 2020 and December 31, 2019 is comprised of deposits that are pledged for various letters of credit/bank guarantees secured by us, escrow accounts due to acquisitions and divestitures, as well as short-term investments within our deferred compensation plan trust.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in operating assets and liabilities. Total cash provided by operating activities was approximately $419.1 million and $247.1 million for the nine months ended September 30, 2020 and 2019, respectively. Cash used in discontinued operating activities was $40.7 million and $29.7 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in cash provided by continuing and discontinued operations were primarily due to higher net income as adjusted for non-cash activities and favorable changes in working capital items.

Investing Activities. Total cash used in investing activities was approximately $43.5 million and $96.9 million during the nine months ended September 30, 2020 and 2019, respectively. Cash used in discontinued operating activities was $9.3 million and $14.0 million for the nine months ended September 30, 2020 and 2019, respectively, which decrease was driven by lower investments in technology and innovation. The decrease in cash used in continuing operations was primarily related higher proceeds from the sale of investments and other of $42.4 million, lower investments in technology and innovation of $9.7 million, and lower net cash paid for acquisitions of $1.2 million, partially offset by lower cash received from a prior year sale of a business line of $4.1 million.

Financing Activities. Total cash used in financing activities was approximately $174.1 million for the nine months ended September 30, 2020, which was primarily comprised of dividends paid of $61.1 million, net outflows from share-based compensation-related transactions of $1.3 million, share repurchases of $9.3 million, and repayments of long-term debt of $102.5 million. Total cash used in financing activities was approximately $147.2 million for the nine months ended September 30, 2019, which was primarily comprised of net repayment of long-term debt of $83.8 million, share repurchases of $61.6 million, net outflows from share-based compensation-related transactions of $1.3 million, and contingent consideration payments of $0.6 million.

Financing and Financing Capacity

We had total debt outstanding of $1.5 billion and $1.6 billion as of September 30, 2020 and December 31, 2019, respectively. Our significant debt instruments and borrowing capacity are described below.

Credit Agreement

The Credit Agreement provides for a $1.8 billion term loan facility (the “Term Facility”), and a $750.0 million revolving credit facility (the “Revolving Facility”). The Term Facility matures and the Revolving Facility expires in May 2024. As of September 30, 2020, we had borrowing capacity under the Revolving Facility of $750.0 million and were in compliance with the financial and restrictive covenants of the Credit Agreement. See Note 5 - Long-Term Debt for further discussion.

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

As of September 30, 2020, the Swaps have a combined remaining notional balance of $1.2 billion, a weighted average fixed interest rate of 2.40% (rates range from 0.66% to 2.98%), and scheduled terminations through December 2025. Notional balances under our Swaps are scheduled to increase and decrease based on our expectations of the level of variable rate debt to be in effect in future periods. Currently, we have scheduled notional amounts approximately $1.2 billion through September 2021, then $1.1 billion and $1.0 billion through August 2022, and $496.8 million and $465.0 million through December 2025. Approximate weighted average fixed interest rates for the aforementioned time periods are 2.59%, 2.77%, and 2.64%, respectively.

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

We strive to pursue a balanced approach to capital allocation and initiated a regular dividend in December 2019. We will also continue to evaluate the repurchase of shares, management of outstanding debt, and the pursuit of strategic acquisitions and investments on an opportunistic basis.

In July 2020, our Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $1.0 billion. During the nine months ended September 30, 2020, we repurchased 0.2 million shares of our common stock for $9.3 million. The Company expects to fully utilize such repurchase authorization by the end of 2022, inclusive of $500.0 million of shares by the end of 2020. Purchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions, and may be made according to a plan adopted pursuant to Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. See Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds - Purchases of Equity Securities by the Issuer and Affiliated Purchasers for further discussion.

For the nine months ended September 30, 2020, we paid cash dividends of $61.1 million. In July 2020, our Board of Directors announced a 50% increase to the quarterly cash dividend, declaring a cash dividend of $0.33 per share of common stock which was paid in September 2020. We expect to make regular quarterly dividend payments for the foreseeable future. The timing, declaration, and payment of future dividends, however, falls within the discretion of our Board of Directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of our businesses, restrictions imposed by applicable law, and any other factors our Board of Directors deems relevant from time to time.

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

As of September 30, 2020, we had approximately $1.5 billion in gross, long-term debt outstanding, predominately all of which was variable-interest-rate debt. An increase in interest rates could increase the costs of our variable-interest-rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.

To manage our interest rate risk we have entered into Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. Under the Swaps, we agree to exchange floating rate for fixed rate interest payments periodically over the life of the agreement. The notional balances, terms and maturities of our Swaps are designed to have the effect of fixing the rate of interest on at least 50% of the principal balance of our senior term debt. As of September 30, 2020, the combined remaining notional balance of the Swaps was $1.2 billion, with a weighted average fixed interest rate of 2.40% (rates range from 0.66% to 2.98%), and scheduled terminations through December 2025. Notional balances under our Swaps are scheduled to increase and decrease over their contract lengths based on our expectations of the level of variable rate debt to be in effect in future periods. After giving effect to the Swaps, a hypothetical 1% increase or decrease in interest rates would result in an approximately $0.9 million change to interest expense on our existing indebtedness as of September 30, 2020, on a quarterly basis.

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

Item  1A.  Risk Factors.

We have described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, the primary risks related to our business, and we may periodically update those risks for material developments. Those risks are not the only ones we face, but do represent those risks that we believe are material to us. Our business is also subject to the risks that affect many other companies, such as general economic conditions, geopolitical events and employment relations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.” You should carefully consider the risks and uncertainties our business faces. We are including two supplemental risk factors below, which disclosures should be read in conjunction with the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

The Unsolicited Proposal and Proxy Contest being pursued by Senator and Cannae could cause us to incur substantial costs, divert management’s attention and resources and be disruptive to, and have an adverse effect on, our business.

On June 26, 2020, we received the Unsolicited Proposal from Senator and Cannae to acquire all of the outstanding shares of the Company’s common stock for $65.00 per share in cash, which initial proposal was revised by Senator and Cannae on September 14, 2020 by $1.00 per share to $66.00 per share in cash. Our Board of Directors carefully reviewed the Unsolicited Proposal and unanimously concluded, in consultation with its independent financial and legal advisors, to reject the Unsolicited Proposal, as it significantly undervalues the Company, raises serious regulatory concerns and is not in the best interests of the Company and its stockholders. On July 14, 2020, we received written notification from the FTC that the FTC is conducting an investigation of the proposed acquisition of the Company by Senator and Cannae, and on August 7, 2020, the Company received a Civil Investigative Demand and subpoena from the FTC in connection with the FTC’s investigation into Senator and Cannae, requiring that the Company produce information in connection with that investigation.

On July 29, 2020, in connection with the Unsolicited Proposal, Senator and Cannae issued a press release, and subsequently filed a Schedule 13D/A with the SEC, announcing their initiation of a process to call a special meeting of stockholders in order to, among other things, remove nine current members of our Board of Directors and nominate nine new directors to serve on our Board of Directors. Although our Board of Directors opposes the actions being pursued by Senator and Cannae because they believe these proposals are not in the best interests of the Company’s stockholders, on August 9, 2020, the Board of Directors determined to call a special meeting to provide stockholders the opportunity to vote and express their views. For more information, see above under Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Overview of Business Environment and Company Developments - Unsolicited Proposal and Proxy Contest.

On October 28, 2020, we issued a press release confirming that we are engaging with third parties that have indicated interest in a potential acquisition of the Company at a value at or above $80 per share. On November 3, 2020, we issued a press release announcing that our Board of Directors is conducting the Strategic Review to maximize shareholder value.

The events surrounding the Unsolicited Proposal and related circumstances, including the pending Proxy Contest being pursued by Senator and Cannae and the Strategic Review, have required, and are likely to continue to require, significant time and attention of management and our Board of Directors and our incurrence of significant legal and advisory fees and expenses. Actions taken by Senator and Cannae or other third parties as a result of the Unsolicited Proposal and the Proxy Contest could disrupt our business, divert the time and attention of management and our employees away from our business operations, cause us to incur substantial additional expense, create perceived uncertainties among current and potential customers, clients, suppliers, employees and other constituencies as to our future direction as a consequence thereof that may result in lost sales or other business arrangements and the loss of potential business opportunities, and make it more difficult to attract and retain qualified personnel and business partners. Actions that our Board of Directors has taken, and may take in the future, in response to any offer or other related actions by Senator and Cannae, including the Unsolicited Proposal and the Proxy Contest, or any other offer or proposal, may result in litigation against us, which could also be a significant distraction for our management and employees and may require us to incur significant costs or otherwise result in an adverse effect on the Company.

If Senator and Cannae's nominees were to be appointed to the Board of Directors at the special meeting of stockholders to be held on November 17, 2020, it may adversely affect our ability to effectively and timely implement our business strategy to create additional value for our stockholders and, while there is no assurance that any transaction will occur, may facilitate an acquisition of the Company by Senator and Cannae, or otherwise, at a price and on terms comparable to the Unsolicited Proposal, which our Board of Directors has determined significantly undervalues the Company, raises serious regulatory concerns and is not in the best interests of the Company‘s stockholders. Furthermore, if Senator and Cannae are successful in replacing at least a majority of the members of our Board of Directors, a change in control of the Board of Directors may be deemed to have occurred under certain of our contracts and agreements, and trigger change in control provisions under employment and change in control agreements with our named executive officers, our equity compensation and deferred compensation plans, and our revolving credit facility and indentures (although the Board of Directors has approved the nomination of Senator and Cannae’s nine director nominees solely for purposes of the revolving credit facility and as a result, the Company believes the nomination for appointment of such nominees will not trigger the change in control provision under the revolving credit facility or indentures). These change in control provisions may cause us to incur significant additional expense and/or tax liabilities.

As a result of numerous factors including those identified above, the future trading price of our common stock could be subject to price fluctuations based on uncertainty associated with the Unsolicited Proposal, the outcome of the proxy contest and other temporary or speculative market perceptions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2020, we did not issue any shares of our common stock in any transaction that was not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In July 2020, our Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $1.0 billion. As of September 30, 2020, we had $1.0 billion in value of shares of common stock (inclusive of commissions and fees) available to be repurchased under the repurchase authorization. The stock repurchase authorization has no expiration date and repurchases may be made from time to time in the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan.

Under our Credit Agreement, our stock repurchase capacity is restricted to $150.0 million per fiscal year, with the ability to undertake an additional amount of repurchases in such fiscal year provided that, on a pro forma basis after giving effect to the stock repurchase, our total leverage ratio does not exceed 3.5 to 1.0. While we are currently prioritizing capital return to our stockholders through stock repurchases, we continue to pursue a balanced approach to capital allocation and will consider the repurchase of shares of our common stock, the retirement of outstanding debt and the pursuit of strategic acquisitions on an opportunistic basis.

We did not repurchase any shares of our common stock during the quarter ended September 30, 2020.

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

10.1	Employment Agreement, dated October 28, 2020, between the Company and Patrick L. Dodd✓

10.2	Form of Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement (NEO) under the CoreLogic, Inc. 2018 Performance Incentive Plan✓

10.3	Form of Notice of Performance-Based Restricted Stock Unit Grant and Form of Performance-Based Restricted Stock Unit Award Agreement (NEO) under the CoreLogic, Inc. 2018 Performance Incentive Plan✓

10.4	Form of Change in Control Agreement✓

10.5	Form of Change in Control Letter Amendment✓

10.6	Amendment to Executive Supplemental Benefit Plan and Management Supplemental Benefit Plan, effective as of September 3, 2020✓

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 **

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 **

101
The following unaudited consolidated financial statements for the quarter ended September 30, 2020 included in this quarterly report on Form 10-Q formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags✓

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101)✓

✓	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Frank D. Martell
Frank D. Martell
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ James L. Balas
James L. Balas
Chief Financial Officer
(Principal Financial Officer)

By: /s/ John K. Stumpf
John K. Stumpf
Controller
(Principal Accounting Officer)
Date:	November 3, 2020