Form 10-K
period 2020-12-31
CORELOGIC, INC.
filed 2021-03-01
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.         ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐ No   ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant's most recently-completed second fiscal quarter was $5,303,236,199.

On February 22, 2021, there were 73,152,328 shares of common stock outstanding.

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

With our data as a foundation, we provide software platforms and value-added business services that address the unique needs of the mortgage, real estate, insurance, capital, and public sectors. The quality of our software platforms and services is distinguished by our broad range of data assets and our experience in aggregating, organizing, normalizing, processing, and delivering data on a large-scale basis. Our structured property-specific data, consisting of over 150 million parcel records, covers over 99% of the United States ("US"), includes both residential and commercial real estate data, and is enriched by over one billion historical sales, mortgages, and pre-foreclosure transactions. Our consortium data covers loan-level mortgage performance, appraisal, as well as mortgage application data and is in excess of 300 million records. We are also the industry's first parcel-based geocoder and have developed a proprietary spatial database covering more than 150 million parcel polygons across the US. These databases enable our clients to access detailed property insights, as well as data regarding current and historical mortgages, mortgage risk and portfolio performance, involuntary property liens and encumbrances, building construction and replacement costs, consumer credit, tenancy, location intelligence, hazards, and other natural risk factors.

We have more than one million end-users who rely on our data and predictive decision analytics to reduce risk, enhance transparency, and improve the performance of their businesses.

We offer our clients a comprehensive national database covering real property and mortgage information, judgments and liens, building and replacement costs, tax information, parcel and geospatial data, among other data types. Using these robust datasets, we have built strong value-added analytical capabilities and business services to meet our clients’ needs for property tax processing, property valuation, hazard risk, property risk and replacement cost, flood plain location determination, geospatial data, analytics, and related services.

As used herein, the terms "CoreLogic," the "Company," "we," "our" and "us" refer to CoreLogic, Inc. and our consolidated subsidiaries, except where it is clear that such terms refer only to CoreLogic, Inc. and not its subsidiaries. Our executive offices are located at 40 Pacifica, Irvine, California, 92618-7471, our telephone number is (949) 214-1000, and our website is www.corelogic.com.

Corporate Events

Merger Agreement

In February 2021, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Celestial-Saturn Parent Inc., a Delaware corporation (“Acquirer”), and Celestial-Saturn Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Acquirer (“Acquisition Sub”). Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, Acquisition Sub would be merged with and into CoreLogic (“Merger”), with CoreLogic continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of the Acquirer. The Acquirer and Acquisition Sub are affiliates of Stone Point Capital Partners and Insight Partners. If the Merger is consummated, CoreLogic’s securities will be de-listed from the New York Stock Exchange and de-registered under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as practicable following the effective time of the Merger ("Effective Time").

In the event the Merger is completed, except as otherwise provided in the Merger Agreement, each share of common stock, par value $0.00001 per share, of CoreLogic issued and outstanding immediately prior to the Effective Time would be converted into the right to receive $80.00 per share in cash, without interest (“Merger Consideration”). Consummation of the Merger is subject to customary closing conditions, including, among other things, the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock (“Requisite Stockholder Approval”). The consummation of the Merger is not subject to a financing condition, and the Acquirer has obtained equity and debt financing commitments for the purpose of financing the Merger and the other transactions contemplated by the Merger Agreement. Please refer to “Overview of Business Environment and Company Developments—Merger” in “Item 7—Management’s Discussion and Analysis of

Financial Condition and Consolidated Results of Operations” and Note 21—Subsequent Events—Proposed Merger of the Notes to Consolidated Financial Statements included in Item 8—Financial Statements and Supplementary Data of Part II of this Annual Report on Form 10-K for further information.

On February 16, 2021, the Board received an unsolicited acquisition proposal from CoStar Group, Inc. ("CoStar") to acquire the Company in an all-stock transaction. The Board is carefully reviewing the proposal in consultation with outside legal counsel and financial advisors. The Merger Agreement remains in full force and effect, and the Board has not withdrawn or modified its recommendation that the stockholders of CoreLogic vote in favor of the approval of the Merger, the Merger Agreement and the transactions contemplated thereby.

Rights Agreement Amendment

In February 2021, in connection with the execution of the Merger Agreement, CoreLogic also entered into an amendment (“Rights Agreement Amendment”) to the Rights Agreement, dated as of July 6, 2020, by and between CoreLogic and Equiniti Trust Company, as rights agent (“Rights Agreement”), in order to (i) render the Rights Agreement inapplicable to the Merger and the transactions contemplated by the Merger Agreement, (ii) ensure that in connection with the transactions contemplated by the Merger Agreement, none of the Acquirer, Acquisition Sub, or any of their “Affiliates” or “Associates” (each as defined in the Rights Agreement) shall be deemed to be or become an “Acquiring Person” (as defined below) and (iii) provide that the “Expiration Date” (as defined in the Rights Agreement) shall occur immediately prior to the Effective Time.

Unsolicited Proposal and Proxy Contest

In June 2020, we received an unsolicited proposal from Senator Investment Group, LP (“Senator”) and Cannae Holdings, Inc. (“Cannae”) to acquire the Company for $65.00 per share in cash, which initial proposal was increased by Senator and Cannae on September 14, 2020 by $1.00 per share to $66.00 per share in cash (“Unsolicited Proposal”). In July 2020, our Board of Directors ("Board"), in consultation with its independent financial and legal advisors, unanimously determined to reject the Unsolicited Proposal. Senator and Cannae issued a press release announcing proposals to remove members of our Board and replace them with up to nine individuals nominated by Senator and Cannae and to amend certain provisions of our Bylaws (“Proxy Contest Proposals”). In August 2020, the Board determined to call a special meeting of CoreLogic’s stockholders to allow our stockholders to consider and vote on the Proxy Contest Proposals. A special meeting of our stockholders to vote on the Proxy Contest Proposals was held in November 2020, with a record date of September 18, 2020, resulting in the removal of three members of our Board and the appointment of three of Senator and Cannae's nominees to our Board, each with a term expiring at the Company's 2021 annual meeting of stockholders. In connection with the Unsolicited Proposal, Proxy Contest Proposals, and related strategic transaction process, we have incurred expenses of approximately $54.0 million for the year ended December 31, 2020.

Discontinued Operations

In July 2020, we announced our intention to exit our reseller operations focused on mortgage credit and borrower verification and multi-family tenant screening. Although market leaders in their respective business areas, these reseller businesses are not compatible with our long-term strategic imperatives. The divestiture of these operations is expected to improve our revenue growth trends and revenue mix, and significantly enhance profit margins. As a result of this strategic decision, the businesses have been reflected in our consolidated financial statements as discontinued operations for all periods presented. In October 2020, we sold a portion of our multi-family tenant screening business, which resulted in a gain on sale of discontinued operations of $2.7 million, net of tax. In February 2021 we sold the remainder of our multi-family tenant screening business for $51.2 million. Please refer to Note 18 - Discontinued Operations of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of Part II of this Annual Report on Form 10-K for further information.

Business Exits & Transformation within Continuing Operations

In December 2018, we announced our intent to exit a loan origination software unit and its remaining legacy default management related platforms, as well as accelerate an appraisal management company ("AMC") transformation program, which actions were focused on expanding our overall profit margins and providing for enhanced long-term organic growth trends. In September 2019, we divested our default management related platforms and received proceeds of $3.8 million. The AMC transformation was concluded in December 31, 2019. For the year ended December 31, 2019, our operating revenues decreased by $61.9 million attributable to the aforementioned business exits and strategic transformation compared to 2018. We also recorded non-cash impairment charges of $47.8 million and severance expense of $5.3 million in 2019 relating to the AMC transformation program.

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

During 2019, we completed the acquisition of National Tax Search, LLC ("NTS") for total net cash of approximately $13.2 million. This acquisition includes contingent consideration of up to $7.5 million to be paid in cash by 2022, contingent upon the achievement of certain revenue targets in fiscal years 2020 and 2021. NTS is a leading provider of commercial property tax payment services and specializes in identifying potential collateral loss related to unpaid property tax, homeowner's association fees, and inaccurate flood zone determinations. The NTS acquisition increases the Company's commercial property tax offerings and is expected to drive future growth in the US.

See Note 17 - Acquisitions of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of Part II of this Annual Report on Form 10-K for further discussion.

Dividend

In December 2019, we announced the initiation of a quarterly cash dividend to common shareholders. CoreLogic paid a cash dividend of $0.22 per share of common stock in January 2020 and June 2020 to shareholders of record as of the close of business on January 10, 2020 and June 1, 2020, respectively. In July 2020, our Board announced a 50% increase in our cash dividend and declared a $0.33 per share cash dividend to common stockholders, which was paid in September 2020 and December 2020 to stockholders of record as of the close of business on September 1, 2020 and December 1, 2020, respectively. In January 2021, our Board of Directors declared a cash dividend of $0.33 per share of common stock to be paid in March 2021 to shareholders of record as of the close of business on March 1, 2021.

Financing Activities

In May 2019 we amended our credit agreement (as amended, the "Credit Agreement") with Bank of America, N.A., as the administrative agent, and other financial institutions. The Credit Agreement provides for a $1.8 billion five-year term loan facility (the "Term Facility"), and a $750.0 million five-year revolving credit facility (the "Revolving Facility"). The Term Facility matures, and the Revolving Facility expires, in May 2024. The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $300.0 million in the aggregate; however, the lenders are not obligated to do so. See Note 8 - Long Term Debt of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of Part II of this Annual Report on Form 10-K for further discussion.

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

We gather data from a variety of public sources, including electronic data and documents from federal, state, and local governments and enhance this information through advanced analytics, artificial intelligence, and machine learning ("AI/ML"), leveraging data we collect from non-public sources. This allows us to create comprehensive textual and geospatial views of each property within our coverage areas, including physical property characteristics, boundaries and tax values, current and historical ownership, voluntary and involuntary liens, tax assessments and delinquencies, replacement cost, property risk including environmental, flood, and hazard information, building permits, local trends, and nationwide summary statistics.

Specific agreements exist which govern data contributed to our consortium data assets by our clients. These contractual arrangements provide the necessary permissions to enable us to deliver solutions across several vertical markets using the client contributed data. We structure end-user agreements to consortium data solutions to acknowledge the specific uses of the data and to provide the required levels of data privacy and protection for the consortium contributors’ data. Consortium data includes loan performance information and appraisal information.

We acquire appraisal and property valuations from appraisers.

Business Segments

We have organized our business into the following two segments: Property Intelligence & Risk Management Solutions ("PIRM") and Underwriting & Workflow Solutions ("UWS").

We believe that we hold the leading market position for many of our solutions, including:

•property tax processing, based on the number of loans under service;
•flood zone determinations, based on the number of flood zone certification reports issued;
•property valuation and technology platform solutions, based on the number of in-house staff appraisers and inquiries received; and
•multiple listing services ("MLS"), based on the number of active desktops using our technology.

In addition to our two reporting segments, we also have a corporate group, which bears costs and expenses not allocated to our segments. More detailed financial information regarding each of our business segments is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations as well as Note 19 - Segment Information of the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of Part II of this Annual Report on Form 10-K.

Solutions

Property Intelligence & Risk Management Solutions

Our PIRM segment delivers unique housing market and property-level insights, predictive analytics, and risk management capabilities. We have also developed proprietary technology and software platforms to access, automate, and track this information, as well as assist our clients with decision-making and compliance tools in the real estate and insurance industries. We deliver this information directly to our clients in a standard format over the web, through hosted software platforms or in bulk data form. Our solutions include property insights and insurance and spatial solutions in North America, Western Europe, and Asia Pacific.

Our property insights combine our patented predictive analytics with our proprietary and contributed data to enable our clients to improve customer acquisition and retention, detect and prevent fraud, improve mortgage transaction cycle time and cost efficiency, identify real estate trends and neighborhood characteristics, track market performance, and increase market share. Our data is comprised of real estate information, incorporating crime data, site inspections, information about neighborhoods, document images, and other information from proprietary sources. Further, we maintain the leading market share of real estate listing software systems, which we provide to more than 50% of all US and Canadian real estate agents. We also provide a full range of professional services to listing organizations and assist our clients in identifying revenue opportunities and improving member services.

Our insurance and spatial solutions provide property and casualty insurers, energy, and other markets the ability to more effectively locate, assess, and manage property-level assets and risks through location-based data, property content, proprietary workflow solutions, and analytics. We maintain the industry's first parcel-based geocoder and an industry-leading parcel database covering more than 150 million parcels across the US, as well as critical and up-to-date information across multiple hazard databases including information on storm, land-based, fire, and even non-weather-related hazards.

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

Clients

Our clients are predominantly financial services institutions in the mortgage and insurance industries. We provide our solutions to national and regional mortgage lenders, servicers, brokers, credit unions, commercial banks, investment banks, fixed-income investors, real estate agents, MLS companies, real estate investment trusts, property and casualty insurance companies, government agencies, and government-sponsored enterprises.

Our more significant client relationships tend to be long-term in nature, and we typically provide a number of different solutions to each client. Because of the depth of these relationships, we derive a significant portion of our aggregate revenue from our largest clients, with 34.4%, 26.4%, and 32.0% of our operating revenues for the years ended December 31, 2020, 2019, and 2018, respectively, being generated by our ten largest clients. None of our clients individually accounted for greater than 10% of our operating revenues for the years ended December 31, 2020, 2019, and 2018.

Competition

We offer a diverse array of specialized products and services that compete directly and indirectly with similar products and services offered by national and local providers. We believe there is no single competitor who offers the same combination of products and services that we do. Therefore, we believe that we compete with a broad range of entities.

Our PIRM segment competes with entities that provide access to data or data-based analytics products and services as part of their product offerings, including Black Knight, Inc., which provides real estate information, analytics, valuation-related services, and other solutions; ATTOM Data, which provides public records data; First American Financial Corporation ("FAFC"), which provides real estate, home ownership and property data; as well as Verisk Analytics, Inc., which provides data and risk assessment in the insurance and financial services industries. We also compete with departments within financial institutions that utilize internal resources to provide similar analytics and services on a captive basis. We compete based on the breadth and quality of our data sets, the exclusive nature of some of our key data sets, the quality and effectiveness of our products, and the integration of our platforms into client systems. We believe the data we offer is distinguished by quality, the broad range of our data sources (including non-public sources), the volume of records we maintain, and our ability to provide data spanning a historical period of time that exceeds comparable data sets of most of our competitors.

Our UWS segment competes with third-party providers such as Black Knight, Inc. and Lereta LLC, which provide tax and flood solutions, as well as Clear Capital, Solidifi, and ServiceLink, which provide valuation-related services. For these services, we compete largely based on the quality of the products and services we provide, our ability to provide scalable services at competitive prices, and our ability to provide integrated platforms. We also compete with departments within financial institutions that utilize internal resources to provide similar services on a captive basis. We generally compete with captive providers based on the quality of our products and services, the scalability of our services, cost efficiencies, and our ability to provide some level of risk mitigation.

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

We have more than 50 issued patents in the US covering business methods, software, and systems patents, principally relating to automated valuation, fraud detection, data gathering, flood detection, MLS technology, and property monitoring. We also have at least 19 patent applications pending principally relating to these and other areas in the US. In addition, we have a number of issued patents and pending patent applications internationally, including in Canada and Australia. The protection of our proprietary technology is important to our success and we intend to continue to protect those intellectual property assets for which we have expended substantial research and development capital and which are material to our business.

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

Information Technology

Information technology is a significant focus area, and we maintain a long-term strategic technology plan which is reassessed annually. Our existing technology infrastructure is a private, dedicated cloud-based computing environment hosted in primary and secondary technology centers owned and managed by the NTT Data Corporation ("NTT"). Additionally, we are in the process of modernizing a number of our legacy solutions to take full advantage of the dynamic scaling offered by the Google Cloud Platform using the Pivotal Cloud Foundry Platform as a Service capability to ensure we maintain the flexibility to operate our products and services on any public cloud platform in the future.

We maintain an Innovation Development Center ("IDC") where we use an Extreme Agile Development methodology to develop, enhance and expand our next generation cloud-agnostic IDC platform on which new products can be rapidly built, scaled, modified and deployed. In addition, the IDC plays a leading role in research and development in the areas of employing hardware advancements, data and analytics, mobility, voice, and the application of AI/ML. We supplement the IDC with a number of strategic alliances.

Technology Operations

In conjunction with NTT and GCP, we operate a computing technology environment intended to allow us to provide flexible systems at all times, enabling us to deliver increased capacity as needed or when client needs demand increased speed of delivery. Our current mainstream private, dedicated cloud computing environment hosted by NTT is designed to enable us to deliver secure and compliant data, analytics, and services to support client needs. We have also completed the development of an advanced cloud operating model that provides a fully automated, tightly controlled, and highly secured environment for the products and services we are, and increasingly will be, operating on GCP as we transition to the Google public cloud. This network of systems, combined with enterprise-level service operations, positions us as a leading property insights provider to the financial services market. Our platforms store, process, and deliver our data and proprietary technologies that are the foundation of our business and critical to the development of our solutions. Additionally, our unified network architecture allows us to operate multiple systems as a single resource capable of delivering subsets of our applications, data, and analytics as compelling combined solutions to our clients.

Security

Leveraging the National Institute of Standards and Technology (“NIST”) and the associated NIST Cybersecurity Framework, we have deployed a wide range of physical and digital security measures, along with a formal governance program to protect the security of our information technology infrastructure, personnel and data. Our security team is responsible for establishing corporate information security policies, performing 24/7 security operations, maintaining information security awareness and ensuring enterprise IT compliance. Both our technology managers and NTT’s technology infrastructure managers are Information Technology Infrastructure Library certified. NTT is contractually obligated to comply with our information security policies and procedures, and our new cloud operating model that we use for those products and services that have already been refactored to operate on GCP automatically enforces compliance with our information security policies. Our digital security framework for both our NTT and GCP computing environments provides layered protection designed to secure both active and inactive virtual machines in the data centers we use. This approach enables dedicated virtual machines to regularly scan all of our systems. These measures help to detect and prevent intrusions, monitor firewall integrity, inspect logs, catch and quarantine malware, and prevent data breaches. Our physical and digital security solutions run in tandem, enabling us to better identify suspicious activities and implement preventive measures.

Regulation

We are subject to a number of US federal, state and local, as well as foreign laws and regulations that involve various aspects of our businesses. Failure to satisfy those legal and regulatory requirements, or the adoption of new laws or regulations, could have a significant negative impact on our ability to provide certain products and services or could result in the imposition of fines or penalties or the incurrence of damages. We maintain a robust corporate compliance program responsible for ensuring compliance with US federal, state, local, and foreign laws and regulations relating to our business.

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

US Consumer Financial Regulations and Data Protection

Our US operations are subject to numerous laws and regulations governing the collection, protection and use of consumer data and other information, as well as the provision of certain services, that provide for sanctions for violations. The laws and regulations that affect our US operation include, but are not limited to, the following:

•Fair Credit Reporting Act (“FCRA”). The FCRA governs the practices of consumer reporting agencies that are engaged in the business of collecting and analyzing certain types of information about consumers, including credit eligibility information. The FCRA also governs the submission of information to consumer reporting agencies, the access to and use of information provided by consumer reporting agencies, and the ability of consumers to access and dispute information held about them. Some of our services are subject to regulation under the FCRA. Violation of the FCRA can result in civil and criminal penalties and the FCRA contains an attorney fee shifting provision to provide an incentive for consumers to bring individual or class action lawsuits for violations of the FCRA. Regulatory enforcement of the FCRA is under the purview of the US Federal Trade Commission ("FTC"), the Consumer Financial Protection Bureau (“CFPB”), and state attorneys general, acting alone or in concert with one another. Many states have also enacted laws with requirements similar to the FCRA. Some of these state laws impose additional, or more stringent, requirements than the FCRA.

•Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”). The Dodd-Frank Act gave the CFPB supervisory authority over “larger participants” in the market for consumer financial services, as the CFPB defines by rule. In July 2012, the CFPB finalized its regulation regarding larger participants in the consumer reporting market. Under the regulation, certain of our credit services businesses are considered larger participants. As a result, the CFPB has the authority to conduct examinations of the covered credit services businesses and we expect that we will continue to be examined by the CFPB as part of this authority. In addition, the CFPB serves as the principal federal regulator of providers of consumer financial products and services. As such, the CFPB has significant rulemaking authority under existing federal statutes that regulate many of our products and services, as well as the authority to conduct examinations of certain providers of financial products and services, including our tax services business. The CFPB also has the authority to initiate an investigation of our other businesses if it believes that a federal consumer financial law is being violated. In addition to transferring authority under certain existing laws to the CFPB and providing it with examination and supervisory authority, the Dodd-Frank Act also prohibits unfair, deceptive or abusive acts or practices (“UDAAP”) with respect to consumer financial products and provides the CFPB with authority to enforce those provisions. The CFPB has stated that its UDAAP authority may allow it to find statutory violations even where a specific regulation does not prohibit the relevant conduct, or prior published regulatory guidance or judicial interpretation has found the activity to be in accordance with law.

•Gramm-Leach-Bliley Act ("GLBA"). The GLBA regulates the sharing of non-public personal financial information held by financial institutions and applies indirectly to companies that provide services to financial institutions. In addition to regulating information sharing, the GLBA requires that non-public personal financial information be safeguarded using physical, administrative, and technological means. Certain of the non-public personal information we hold is subject to protection under the GLBA.

•Privacy Laws. The privacy and protection of consumer information is a developing area of regulation, and we continue to monitor legislative and regulatory developments at the federal, state, and local levels. In addition to the GLBA, we expect that there will continue to be enhanced state and/or federal regulation in the area of financial and consumer data privacy, including regulation similar to the California Consumer Privacy Act (“CCPA”). Such regulation may impose additional registration requirements and/or require us to make new disclosures to consumers about our data collection, use, and sharing practices and afford consumers new abilities to opt out of certain data sharing with third parties. Any such additional regulation could significantly impact some of our business practices.

•Data Security. In addition to the above, federal and state laws also impose requirements relating to the security of information held by us. For our businesses that involve the collection, processing, and distribution of personal public and non-public data, certain of their solutions and services are subject to regulation under US federal, state, and local laws and, to a lesser extent, foreign countries. These laws impose requirements regarding the collection, protection, use, and distribution of some of the data we have, and provide for sanctions and penalties in the event of violations of these requirements. In addition, certain state laws may impose breach notice responsibilities in the event of the loss of data due to third-party security breaches, employee error, or other events resulting in persons gaining unauthorized access to our data (including, in some cases, for losses that are incurred through our clients’ errors or systems). Some of these laws require additional data protection measures over and above the GLBA data safeguarding requirements. If data within our system is compromised by a breach, we may be subject to provisions of various state security breach laws. All states have adopted data security breach laws that require notice be given to affected consumers in the event of a breach of personal information, and in some cases the provision of additional benefits such as free credit monitoring to affected individuals. In addition, the CCPA provides consumers with a private right of action under certain circumstances if their personal information is subject to a breach. If data within our system is compromised by a breach, we may be subject to provisions of these various state security breach laws.

•Real Estate Settlement Procedures Act (“RESPA”). With respect to certain services provided to our financial institution clients, RESPA generally prohibits the payment or receipt of fees or any other item of value for the referral of real estate-related settlement services. RESPA also prohibits fee shares or splits or unearned fees in connection with the provision of residential real estate settlement services, such as mortgage brokerage services and real estate brokerage services. Notwithstanding these prohibitions, RESPA permits payments for goods furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods or services provided. Our mortgage origination-related businesses that supply credit reports, flood and tax solutions, valuation products, and all other settlement services to residential mortgage lenders are structured and operated in a manner intended to comply with RESPA and related regulations. The CFPB may enforce RESPA. RESPA also provides a private right of action to consumers under certain circumstances.

•Real estate appraisals and automated valuation models (“AVMs”) are subject to federal and state regulation. The Dodd-Frank Act implemented rules and guidance thereunder, and inter-agency guidance jointly issued by the federal financial institution regulators have expanded regulation of these activities. Regulations address appraisals, AVMs, and other forms of property value estimates, which are subject to explicit and detailed regulations including licensing, pricing, and quality control requirements. In addition, creditors are required to disclose information to applicants about the purpose, and provide consumers with a free copy, of any appraisal, AVM or other estimate of a home's value developed in connection with a residential real estate mortgage loan application.

In addition to the foregoing, our businesses may be subject to or impacted by additional laws and regulations applicable to their industry or geographic location, such as our flood and insurance businesses, and our businesses that operate in foreign jurisdictions.

International Consumer Financial Regulations and Data Protection

We are subject to consumer and data protection laws and regulations in the foreign countries where we conduct business. We conduct business in several international jurisdictions, including Australia, New Zealand, Canada, United Kingdom, various countries in Europe, and Brazil. Principal regulatory bodies and regulatory laws that impact our international operations include the Office of the Australian Information Commissioner, the agency with direct responsibility for administering the Australian Privacy Principles and Part IIIA of the Privacy Act 1988, and the Office of the Privacy Commissioner of New Zealand, which issued the Credit Reporting Privacy Code 2004. We are also subject to the European Union Data Protection Regulation, commonly known as GDPR, which places certain obligations on companies processing and controlling data on individuals in the European Union ("EU") and prohibits the transfer of personal information from the EU to other countries whose laws do not protect personal data to an adequate level of privacy or security. In Canada, we are subject to the Personal Information Protection and Electronic Documents Act of 2000, as well as substantially similar provincial laws enacted in Alberta, British Columbia, and Quebec. We are also subject to the recently implemented Brazilian General Data Protection Law, which is similar in many respects to the GDPR. In addition to the above-mentioned regulations, we are subject to a variety of international consumer protection, privacy, data security and notification laws and regulations in each foreign jurisdiction in which we operate that may relate to our business or affect the demand for our products and services.

Compliance with current and future laws and regulations relating to our businesses, including consumer protection laws and regulations and international regulations, could have a material adverse effect on us, and activities related to ongoing compliance will likely increase our compliance costs.

Human Capital Management

As of December 31, 2020, we had approximately 5,300 employees, of which approximately 4,400 were employed in the US and 900 outside the US. Our global workforce was approximately comprised of 2% executive management, 33% tactical management, and 65% operational contributors.

We believe the strength and quality of our workforce is one of the significant contributors to our success. This is largely attributed to our employees who strive every day to create a productive environment for our customers. Therefore, one of our core strategies is to invest in and support our employees to differentiate our brand, products, and services in the competitive global property information, analytics and data-enabled software platforms and services provider operating market. We recognize the diversity of customers, partners, and communities, and believe in creating an inclusive and equitable environment that represents a broad spectrum of backgrounds and cultures.

Inclusion and Diversity

We have a number of Employee Resource Groups (“ERGs”) that are voluntary, employee-led groups made up of individuals who join together based on common interests, backgrounds or demographic factors such as gender, race, or ethnicity. ERGs strengthen the culture of inclusion, improve employee relationships, provide support for existing employees and influence employee acquisition and employee retention. Our ERGs include groups comprised of women, veterans, the LGBTQ+ community, Latinos, Asians and Asian Americans, and African Americans.

Talent and Development

We invest in learning opportunities to help employees grow and build their careers through a multitude of training and development programs. These include tuition assistance programs, on-the-job learning formats, and external training including seminars, workshops, and an online platform.

Health, Safety and Wellness

The health, safety and wellness of our employees is essential to the success of our business. We provide our employees with access to a variety of health and wellness programs. Additionally, we offer rewards for employees who participate in a variety of well-being activities and health assessments during the year.

Employee Compensation and Benefits

We have demonstrated a history of investing in our workforce by offering competitive salaries and wages. We regularly monitor employee performance and offer various incentives to those employees who regularly meet or exceed expectations. To foster a stronger sense of ownership and align the interests of employees with shareholders, we have an employee stock purchase plan available to eligible employees under our equity incentive programs.

Employee Satisfaction

We regularly conduct anonymous surveys to seek feedback from our employees on a variety of topics, including but not limited to, confidence in company leadership, competitiveness of our compensation and benefits package, career growth opportunities and improvements on how we could make our company an employer of choice. The results are shared with our employees and reviewed by senior leadership, who analyze areas of progress or deterioration and prioritize actions and activities in response to this feedback to drive meaningful improvements in employee engagement. Further, we regularly review external rating sites to ensure the Company maintains a positive image among current and former employees. We work closely to evaluate human capital management issues such as employee retention, workplace safety, harassment and bullying, as well as to implement measures to mitigate these risks.

Available Information

We are required to file annual, quarterly and current reports, proxy statements, and other information with the US Securities and Exchange Commission ("SEC"). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at http://www.sec.gov.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are also available free of charge through the "Investors" page on our Internet site at http://www.corelogic.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

Item 1A. Risk Factors.

Risk Related to the Proposed Merger

The consummation of the Merger is subject to approval of our stockholders as well as the satisfaction of other closing conditions, some or all of which may not be satisfied or waived in a timely manner or at all.

In February 2021, we entered into the Merger Agreement with the Acquirer and Acquisition Sub. Consummation of the Merger is subject to customary closing conditions, including (i) receipt of the Requisite Stockholder Approval, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the expiration of applicable waiting periods or clearance of the Merger, as applicable, under the antitrust and foreign investment laws of certain other jurisdictions, (iii) absence of any law or order issued by certain governmental authorities of competent jurisdiction, prohibiting the Merger, and (iv) the absence of a material adverse effect on CoreLogic.

In addition, while the Merger is not subject to a financing condition, the Acquirer will need to obtain debt financing in order to satisfy its payment obligations and pay other costs and expenses related to the Merger. In connection with the execution of the Merger Agreement, the Acquirer has obtained a debt commitment letter from JPMorgan Chase Bank, N.A. for debt financing in an aggregate principal amount of up to $5.5 billion, on the terms and subject to the conditions set forth in the debt commitment letter.

We intend to pursue the satisfaction or waiver, as applicable, of each condition to the consummation of the Merger, including the receipt of the Requisite Stockholder Approval. However, no assurance can be given that such conditions to the consummation of the Merger will be satisfied or waived in a timely manner, or at all. We also cannot provide any assurance regarding whether CoreLogic will have to comply with any terms or conditions imposed by third parties in order to satisfy or waive the conditions to the consummation of the Merger. Similarly, we cannot provide any assurance that the Acquirer will be able to satisfy the conditions set forth in its debt commitment letter or otherwise procure sufficient financing to comply with its obligation to consummate the Merger. Many of the conditions to the consummation of the Merger are not within our control, and we cannot predict if or when these conditions will be satisfied or waived.

The failure to satisfy or obtain waiver of conditions to the consummation of the Merger in a timely manner could delay the consummation of the Merger and exacerbate the risks and uncertainties associated with the announcement and pendency of the Merger, which are discussed below under the headings “The announcement of the Merger Agreement and pendency of the Merger could negatively impact our business, financial condition and results of operations” and “While the Merger remains pending, we will be required to comply with various interim operating covenants that may constrain our business operations and to take certain actions that may divert our management’s focus from our ongoing business.”

In addition, if all of the conditions to the consummation of the Merger are not satisfied or waived, we may be unable to consummate the Merger at all. The risks and uncertainties associated with a failure to consummate the Merger are discussed below under the heading “Failure to consummate the Merger could adversely affect our stock price, business, financial condition and results of operation.”

Future litigation challenging the Merger could prevent the Merger from occurring or adversely affect our business, financial condition or results of operations.

In connection with the announcement of the Merger Agreement, as is common in the context of mergers and acquisitions of publicly-traded companies, CoreLogic (along with our directors and officers) may attract lawsuits seeking to enjoin us from proceeding with or consummating the Merger, or seeking to have the Merger rescinded after its consummation. One of the conditions to the consummation of the Merger is the absence of any order issued by certain governmental authorities of competent jurisdiction prohibiting the Merger. If any future plaintiffs are successful in obtaining an injunction or other order prohibiting the Merger, we may be unable to consummate the Merger. The risks and uncertainties associated with a failure to consummate the Merger are discussed below under the heading “Failure to consummate the Merger could adversely affect our stock price, business, financial condition and results of operation.”

In addition, responding to any litigation targeting the Merger, even those without merit, will cause us to incur legal costs and expenses, which may negatively impact our financial condition. Responding to lawsuits may also divert the time and attention of our management away from our ongoing business operations and adversely affect our business and results of operations.

No lawsuits challenging the Merger have been filed as of February 23, 2021.

Failure to consummate the Merger could adversely affect our stock price, business, financial condition and results of operations.

As noted above, the various conditions to the consummation of the Merger may not be satisfied or waived in a timely manner, or at all. Some of these conditions are not within our control. We cannot provide assurance that any of the conditions to the consummation of the Merger will be satisfied or waived. Pursuant to the Merger Agreement, the Merger will not be consummated until all of the conditions are satisfied or waived.

In addition, either CoreLogic or the Acquirer may terminate the Merger Agreement in certain circumstances, including if (i) the Merger has not been consummated by August 9, 2021, (ii) any of certain governmental authorities of competent jurisdiction has issued a final non-appealable law or order prohibiting the Merger, (iii) the Requisite Stockholder Approval is not obtained at the stockholders’ meeting duly convened therefor, or (iv) the other party materially breaches, and does not cure, any of its representations or covenants in the Merger Agreement that would cause the related condition to such party’s obligation to consummate the Merger to not be satisfied, in each case subject to the terms and conditions set forth in the Merger Agreement. The terms and conditions, and other circumstances under which the Merger Agreement may be terminated in accordance with its terms are described in more detail in the Merger Agreement, which is attached as Exhibit 2.1 to the Current Report on Form 8-K we filed with the SEC on February 8, 2021.

If the Merger is not consummated for any reason, holders of our common stock will not receive the Merger Consideration for their shares in connection with the Merger. Instead, our common stock will continue to be listed and traded on the New York Stock Exchange and registered under the Exchange Act, and we will continue to file periodic reports with the SEC on account of our common stock. In addition, we would be subject to a number of risks and uncertainties, including but not limited to:

•the completion of the Merger on the anticipated terms and timing, including obtaining required stockholder and regulatory approvals, and the satisfaction of other conditions to the completion of the acquisition;
•the ability of Stone Point Capital Partners and Insight Partners to obtain the necessary financing arrangements set forth in the commitment letters received in connection with the Merger;
•potential litigation relating to the Merger that could be instituted against Stone Point Capital Partners, Insight Partners, CoreLogic or their respective directors, managers or officers, including the effects of any outcomes related thereto;
•the risk that disruptions from the Merger will harm CoreLogic’s business, including current plans and operations;
•the ability of CoreLogic to retain and hire key personnel;
•potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Merger;
•continued availability of capital and financing and rating agency actions;
•legislative, regulatory and economic developments;
•potential business uncertainty, including changes to existing business relationships, during the pendency of the Merger that could affect CoreLogic’s financial performance;
•certain restrictions during the pendency of the Merger that may impact CoreLogic’s ability to pursue certain business opportunities or strategic transactions;
•unpredictability and severity of catastrophic events, including but not limited to acts of terrorism, outbreaks of war or hostilities or the COVID-19 pandemic, as well as management’s response to any of the aforementioned factors;
•the possibility that the Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; and

•the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger, including in circumstances requiring CoreLogic to pay a termination fee.

If the Merger is not consummated, the risk and uncertainties described above may materialize and adversely affect our business, financial condition or results of operations.

If the Merger Agreement is terminated, under certain conditions, we may be obligated to pay the Acquirer a substantial termination fee, which could require us to incur additional debt or reduce the amount of cash we have available to fund our operations.

If our Board (i) withdraws or changes its recommendation that our stockholders approve and adopt the Merger Agreement in a manner adverse to the Acquirer or Acquisition Sub, (ii) fails to include its recommendation in the proxy statement filed by CoreLogic to solicit proxies in connection with the Merger, (iii) approves or recommends a competing acquisition proposal, or (iv) fails to recommend against a competing acquisition proposal under certain circumstances, then the Acquirer will have the right to terminate the Merger Agreement (before the Requisite Stockholder Approval is received) and receive a termination fee in the amount of $165 million (the “CoreLogic Termination Fee”) from CoreLogic, subject to the terms and conditions set forth in the Merger Agreement.

In addition, subject to the terms and conditions set forth in the Merger Agreement, we would be required to pay the Acquirer the CoreLogic Termination Fee if prior to receiving the Requisite Stockholder Approval we terminate the Merger Agreement, and with the authorization of our Board, we enter into an Alternative Acquisition Agreement with respect to a Superior Proposal (as each term is defined in the Merger Agreement).

We would also be required to pay the Acquirer the CoreLogic Termination Fee, subject to the terms and conditions set forth in the Merger Agreement, if (i) a third party makes a Competing Proposal (as defined in the Merger Agreement) to us or our stockholders after February 4, 2021, (ii) the Merger Agreement is subsequently terminated by either us or the Acquirer because we did not obtain the Requisite Stockholder Approval or by the Acquirer because we knowingly and intentionally breached any covenant or agreement under the Merger Agreement, which breach would give rise to the failure of any conditions to our obligations to effect the Merger, and any such Competing Proposal was not withdrawn at least five business days prior to the event that gave rise to such termination, and (iii) within one year of such termination, we consummate a transaction involving a Competing Proposal or enter into an Alternative Acquisition Agreement providing for the consummation of a Competing Proposal (which is subsequently consummated).

If we are required to pay the CoreLogic Termination Fee, we may be required to incur additional debt or use funds that we would otherwise have been able to use for general corporate expenses, capital expenditures or for other purposes.

The announcement of the Merger Agreement and pendency of the Merger could negatively impact our business, financial condition and results of operations.

Our business could experience material disruptions due to the announcement of our entry into the Merger Agreement and during the pendency of the Merger. Our current and prospective employees, including certain key personnel, may experience uncertainty regarding their future roles with CoreLogic or desire different employment in anticipation of the consummation of the Merger. As a result, we may not be able to retain such employees, find adequate replacements for any employees we are unable to retain, or otherwise recruit new employees to join CoreLogic. The uncertainty caused by the pendency of the Merger could also negatively impact our employees’ performance. If the announcement or pendency of the Merger causes us to lose and be unable to replace our employees, impairs our ability to attract new employees, or negatively affects the performance of our employees, our business, financial condition and results of operations could suffer.

In addition, third parties, including our lenders, vendors and customers, may experience uncertainty regarding our business relationships due to the announcement of our entry into the Merger Agreement and during the pendency of the Merger. As a result, such third parties may seek to terminate or renegotiate our existing business relationships in connection with the potential Merger. Such disruptions to our business relationships could negatively impact our business, financial condition and results of operations.

The announcement of the Merger Agreement may also cause regulators to apply additional scrutiny to our business, potentially increasing our regulatory burden, including costs of compliance. If we are required to expend additional employee time or other resources to address such additional scrutiny or increased regulatory burden, our business, financial condition and results of operations could be negatively impacted.

While the Merger remains pending, we will be required to comply with various interim operating covenants that may constrain our business operations and to take certain actions that may divert our management’s focus from our ongoing business.

Pursuant to the Merger Agreement, during the period between February 4, 2021 and the earlier to occur of (i) the consummation of the Merger or (i) the termination of the Merger Agreement (the “Interim Operating Period”), we agreed to use reasonable best efforts to conduct our business in the ordinary course of business and to not engage in certain types of actions, subject to certain terms, limitations and exceptions. In particular, among other things, we agreed to refrain from taking certain actions without the Acquirer's consent, including (i) making acquisitions and capital expenditures above certain thresholds, (ii) incurring indebtedness above a certain threshold, (iii) granting equity awards other than as specified in the Merger Agreement, (iv) entering into, amending or terminating certain material contracts, and (v) declaring or paying dividends to stockholders, in each case subject to the terms, limitations and exceptions set forth in the Merger Agreement. Complying with these obligations could limit our ability to operate our business as previously conducted, to pursue strategic transactions, or to otherwise exploit business opportunities as they arise. Our management will be primarily responsible for ensuring that CoreLogic complies with such obligations during the Interim Operating Period, and this additional responsibility may divert the focus of our management away from our ongoing business operations.

In addition, our management will also need to take certain other actions during the Interim Operating Period in connection with the proposed Merger, including, among other things, convening a meeting of our stockholders for the purpose of considering and voting on the Merger, filing a proxy statement, in both preliminary and definitive form, in connection with our solicitation of proxies from our stockholders for such meeting, using reasonable best efforts to obtain all necessary consents and approvals required in connection with the Merger and to satisfy the other conditions to the consummation of the Merger, addressing any litigation brought against CoreLogic in connection with the Merger, and responding to questions we may receive from our stockholders, employees, vendors and other interested stakeholders regarding the Merger. Taking these actions could require our management to expend time and resources, reducing the time and resources our management could otherwise direct towards our ongoing business operations. If our management is unable to expend the necessary time and resources on our business, our results of operations could be negatively impacted.

The Merger Agreement contains provisions that could make it difficult for a third party to make a superior acquisition proposal.

The Merger Agreement contains certain customary restrictions on our ability to solicit proposals from third parties for an acquisition of CoreLogic during the Interim Operating Period. In addition, subject to certain customary “fiduciary out” exceptions, the Board is required to recommend that our stockholders vote in favor of the approval of the Merger, the Merger Agreement and the transactions contemplated thereby.

As discussed in further detail above under the heading “If the Merger Agreement is terminated, under certain conditions, we may be obligated to pay the Acquirer a substantial termination fee, which could require us to incur additional debt or reduce the amount of cash we have available to fund our operations,” we would also be required to pay the Acquirer the CoreLogic Termination Fee under certain conditions in connection with the termination of the Merger Agreement.

These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of CoreLogic, including proposals that may be deemed to offer greater value to our stockholders than the Merger Consideration of $80.00 per share. Furthermore, even if a third party elects to propose an acquisition, the requirement that we must pay a termination fee to accept any such proposal may cause that third party to offer a lower price to our stockholders than such third party might otherwise have offered.

Actions of activist shareholders or other parties may impair our ability to consummate the Merger or otherwise negatively impact our business.

Recently, we were the target of a proxy contest by Senator and Cannae in connection with their Unsolicited Proposal to acquire us. While Senator and Cannae ultimately terminated their offer, they initiated a proxy contest in July 2020 that resulted in the removal of three members of our Board and the appointment of three of Senator and Cannae’s nominees to our Board in November 2020. Additionally, on February 12, 2021, Pentwater Capital Management LP ("Pentwater") submitted the nomination of Matthew Halbower, Chief Executive Officer of Pentwater, for election to the Company's Board and announced that Pentwater may begin a consent solicitation to remove existing members of the Board in certain circumstances.

Future actions taken by these or other activist shareholders could impair our ability to satisfy conditions to the consummation of the Merger, including receiving the Requisite Stockholder Approval, or otherwise preclude us from consummating the Merger. Such activist shareholders could also take actions that disrupt our business, divert the time and attention of management and our employees away from our business operations, cause us to incur substantial additional expense, create perceived uncertainties among current and potential customers, clients, suppliers, employees and other constituencies as to our future direction as a consequence thereof, which may result in lost sales or other business arrangements and the loss of potential business opportunities, and make it more difficult to attract and retain qualified personnel and business partners.

Actions that our Board has taken, and may take in the future, in response to any offer or other related actions by Senator and Cannae, Pentwater, or any other offer or proposal by activist stockholders, may result in litigation against us, which could also be a significant distraction for our management and employees and may require us to incur significant costs or otherwise result in an adverse effect on the Company. In addition, actual or perceived actions of activist stockholders may cause significant fluctuations in the trading price of our common stock that do not necessarily reflect the underlying fundamentals and prospects of our business.

Risks Related to Information Technology and Data Access and Security

A cyber-based attack, data corruption, network security breach, or inability to secure the electronic transmission of sensitive data could have a material adverse effect on our business and reputation.

We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit, and store electronic information. We have experienced cyber-based attacks and security breaches of varying degrees to our infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers, spoofed or manipulated electronic communications and similar breaches, which have in the past, and may in the future, create system disruptions, shutdowns or unauthorized disclosure of confidential information, including non-public personal information and consumer data, or loss of other company assets. Unauthorized access, including through use of fraudulent schemes such as "phishing," could jeopardize the security of information stored in our systems. In addition, malware or viruses could jeopardize the security of information stored or used in a user's computer. Insider or employee cyber and security threats are also a significant concern. Despite our physical security, implementation of technical controls and contractual precautions to identify, detect, and prevent the unauthorized access to and alteration and disclosure of our data, we cannot protect the systems that access our services and databases from all compromises or disruptions, whether as a result of criminal conduct, distributed denial of service attacks or other advanced persistent attacks by malicious actors, including hackers, nation states and criminals, breaches due to employee error or malfeasance, or other disruptions. Several highly publicized data incidents and cyberattacks have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems. Cyber attackers are also developing increasingly sophisticated systems and means to not only attack systems, but also to evade detection or to obscure their activities. If we are unable to protect against, mitigate, or timely respond to cyber-based attacks or other security or privacy breaches, our operations could be disrupted, or we may suffer loss of reputation, financial loss, lawsuits, or other regulatory restrictions or penalties.

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

Our use and collection of personal information exposes us to increased regulatory and compliance costs as well as possible litigation, liability, and reputational damage.

We acquire, store, use, and provide many types of consumer data and related services, and our databases include certain public and non-public personal information concerning consumers. Public concern is high with regard to the collection, use, accuracy, correction, and sharing of personal information, including Social Security numbers, dates of birth, financial information, and other behavioral data. In addition, many consumer advocates, privacy advocates, legislatures, and government regulators believe that existing laws and regulations do not adequately protect consumer privacy and have become increasingly concerned with the collection and use of personal information. Highly publicized data incidents have resulted in significantly increased legislative and regulatory activity at the federal and state levels as lawmakers and regulators continue to propose a wide range of further restrictions on the collection, dissemination or commercial use of personal information, information security standards, and data security incident disclosure standards.

Because our databases include certain public and non-public personal information concerning consumers, we are subject to government regulation and potential adverse publicity concerning our use of consumer data. The consumer data we acquire, store, use, and provide subject us to regulation under the FCRA, the GLBA, the CCPA, the Driver's Privacy Protection Act, and various other federal, state, and local laws and regulations. Such data may also be subject to data privacy laws in international jurisdictions, including Australia, New Zealand, Canada, the United Kingdom, and certain countries in Europe. These jurisdictions have imposed increasingly stringent requirements for data collection, including restrictions on cross-border data transfers. These laws and regulations are designed to protect the privacy of consumers and to prevent the unauthorized access and misuse of personal information in the marketplace. The CCPA, for example, which became effective January 1, 2020, imposes new obligations on certain companies doing business in California with respect to the personal information of California residents. This includes new notice and privacy policy requirements, and new obligations to respond to requests to know and access to personal information, to delete personal information, and to say no to the sale of personal information. We expect that there will continue to be enhanced state and/or federal regulation in the area of financial and consumer data privacy, including regulations similar to the GDPR and the CCPA that give consumers more control over their data. Compliance with these laws imposes significant regulatory burdens and costs on us. Further, a growing number of legislative and regulatory bodies have adopted consumer notification and other requirements in the event that consumer information is accessed by unauthorized persons and additional regulations regarding the use, access, accuracy, and security of such data are possible. In the US, state laws provide for disparate notification regimes. In addition, if our practices or products are deemed to be an invasion of privacy, whether or not consistent with current or future regulations and industry practices, we may be subject to public criticism, private class actions, reputational harm, or claims by regulators, which could disrupt our business and expose us to increased liability. Our failure to comply with these laws, or any future laws or regulations of a similar nature, could result in substantial regulatory penalties, litigation expense, and loss of revenue.

We rely on the ability to access data from external sources at reasonable terms and prices.

We rely extensively upon data from a variety of external sources to maintain our proprietary and non-proprietary databases, including data from third-party suppliers, various government and public record sources and data contributed by our clients. Our data sources could cease providing or reduce the availability of their data to us, increase the price we pay for their data, or limit our use of their data for a variety of reasons, including legislatively or judicially-imposed restrictions on use. If a significant supplier is no longer able or is unwilling to provide us with certain data, or if our public record sources of data become unavailable or too expensive, we may need to find alternative sources. If we are unable to identify and contract with suitable alternative data suppliers and efficiently and effectively integrate these data sources into our service offerings, we could experience service disruptions, increased costs, and reduced quality and availability of our services. Moreover, some of our data suppliers compete with us in certain product offerings, which may make us vulnerable to unpredictable price increases from them, and they may elect to stop providing data to us. Significant price increases could have a material adverse effect on our operating margins and our financial position, in particular if we are unable to arrange for substitute replacement sources of data on favorable economic terms. There can be no assurance that we would be able to obtain data from alternative sources if our current sources become unavailable. Loss of such access or the availability of data in the future on commercially reasonable terms or at all may reduce the quality and availability of our services and products, which could have a material adverse effect on our business, financial condition, and results of operations.

Further, because some of our data suppliers face similar regulatory requirements as we do with respect to their data, their compliance with laws and regulations protecting the privacy of consumers and the unauthorized access and misuse of personal information may cause them to cease to be able to provide data to us or may substantially increase the fees they charge us for this data, which may make it financially burdensome or impossible for us to acquire data that is necessary to offer our products and services. Many consumer advocates, privacy advocates and government regulators are also seeking further restrictions on the dissemination or commercial use of personal information to the public and private sectors as well as contemplating requirements relative to data accuracy and the ability of consumers to opt to have their personal data removed from databases such as ours and those provided by our data suppliers. Any future laws, regulations, or other restrictions limiting the dissemination or use of personal information may reduce the quality and availability of the data necessary for our products and services, which could have a material adverse effect on our business, financial condition, and results of operations.

Systems interruptions may impair the delivery of our products and services.

We depend on reliable, stable, efficient, and uninterrupted operation of our technology network, systems, and data centers to provide service to our clients. System interruptions may impair the delivery of our products and services, resulting in a loss of clients and a corresponding loss in revenue. Historically, our technology infrastructure has run primarily in a private dedicated cloud-based environment hosted in NTT's technology center in Quincy, WA. In fiscal 2020, we successfully completed the initial phase of our transformation to a cloud-based environment hosted by GCP, and will continue transitioning our technology over the foreseeable future on an opportunistic basis. We cannot be sure that certain systems interruptions or events beyond our control, including issues with NTT's technology center or our third-party network and infrastructure providers, including GCP, in connection with our upgrading, transitioning, or changing key systems, will not interrupt or terminate the delivery of our products and services to our clients. These interruptions also may interfere with our suppliers' ability to provide necessary data to us and our employees' ability to attend to work and perform their responsibilities. Any of these possible outcomes could result in a loss of clients or a loss in revenue, which could have a material adverse effect on our business or results of operations.

Risks Related to Government Regulation

We are subject to significant government regulations.

Our business is subject to various federal, state, local, and foreign laws and regulations. See Item 1. Business - “Regulation” in this Form 10-K for a summary of the material US and foreign consumer and data protection laws and regulations to which we are subject. These laws and regulations are complex, change frequently and may become more stringent over time. Our failure to comply with applicable laws and regulations could restrict our ability to provide certain services or result in the imposition of fines and penalties, substantial regulatory and compliance costs, litigation expense, adverse publicity, and loss of revenue. We incur, and expect to continue to incur, significant expenses in our attempt to ensure compliance with these laws. See also “We could be adversely affected if personal information on consumers that we maintain is improperly disclosed.”

Our businesses are also subject to an increasing degree of compliance oversight by regulators and by our clients. Specifically, the CFPB has authority to enact rules affecting the business of consumer reporting agencies and also to supervise, conduct examinations of, and enforce compliance with federal consumer financial protection laws and regulations with respect to certain “larger participants” that offer consumer financial products and services. Two of our credit businesses, CoreLogic Credco and Teletrack, are subject to the CFPB non-bank supervision program, and the CFPB or other regulatory bodies could attempt to assert authority over other products or services. The CFPB and the prudential financial institution regulators such as the Office of the Comptroller of the Currency (“OCC”) also have the authority to examine us in our role as a service provider for certain services, including for tax services, to large financial institutions. In addition, several of our largest bank clients are subject to consent orders with the OCC and/or are parties to the National Mortgage Settlement, both of which require them to exercise greater oversight and perform more rigorous audits of their key vendors such as us. The CFPB may pursue administrative proceedings or litigation to enforce the laws and rules subject to its jurisdiction. In these proceedings the CFPB can obtain cease and desist orders, which can include orders for restitution to consumers or rescission of contracts, as well as other types of affirmative relief, and monetary penalties ranging from $5,000 per day for ordinary violations and up to $1.0 million per day for knowing violations.

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

Risks Related to Our Operations

We rely on our top ten clients for a significant portion of our revenue.

Our ten largest clients generated approximately 34.4% of our operating revenues for the year ended December 31, 2020, although none of our largest clients individually accounted for greater than 10% of our operating revenues for that period. We expect that a limited number of our clients will continue to represent a significant portion of our revenues for the foreseeable future, and that our concentration of revenue may continue to be significant or increase. These clients face continued pressure in the current economic and regulatory climate. Many of our relationships with these clients are long-standing and are important to our future operating results, but there is no guarantee that we will be able to retain or renew existing agreements or maintain our relationships on acceptable terms or at all. In addition, in response to increased regulatory oversight, clients in the mortgage lending industry may have internal policies that require them to use multiple vendors or service providers, thereby causing a diversification of revenue among many vendors. Deterioration in or termination of any of these relationships, including through vendor diversification policies or merger or consolidation among our clients, could significantly reduce our revenue and could adversely affect our business, financial condition, and results of operations. In addition, certain of our businesses have higher client concentration than our company as a whole. As a result, these businesses may be disproportionately affected by declining revenue from, or loss of, a significant client.

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

We have outsourced various business process and information technology services to third parties, including the technology infrastructure management services agreement we entered into with NTT, the cloud services agreement we entered into with GCP, and the outsourcing arrangements we entered into with a subsidiary of Cognizant Technology Solutions, an affiliate of EPAM Systems, and affiliates of Tata Consultancy Services. Although we have service-level arrangements with our providers, we do not ultimately control their performance, which may make our operations vulnerable to their performance failures. In addition, the failure to adequately monitor and regulate the performance of our third-party vendors could subject us to additional risk. Reliance on third parties also makes us vulnerable to changes in the vendors’ business, financial condition, and other matters outside of our control, including their violations of laws or regulations which could increase our exposure to liability or otherwise increase the costs associated with the operation of our business. The failure of our outsourcing partners to perform as expected or as contractually required could result in significant disruptions and costs to our operations and to the services we provide to our clients, which could materially and adversely affect our business, client relationships, financial condition, operating results, and cash flow.

Certain outsource arrangements contemplate the utilization of lower-cost labor outside the US in countries such as India, Poland, Ukraine, Mexico, and the Philippines. It is possible that the countries where our outsourcing vendors are located may be subject to higher degrees of political and social instability than the US and may lack the infrastructure to withstand political unrest, natural disasters, health crises, or other events impacting the local workforce. Such disruptions could impact our ability to deliver our products and services on a timely basis, if at all, and to a lesser extent could decrease efficiency and increase our costs. Fluctuations of the US dollar in relation to the currencies used and higher inflation rates experienced in these countries may also reduce the savings we planned to achieve. Furthermore, the practice of utilizing labor based in foreign countries has come under increased scrutiny in the US, and as a result, many of our clients may require us to use labor based in the US. We may not be able to pass on the increased costs of higher-priced US-based labor to our clients, which ultimately could have an adverse effect on our results of operations.

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

The extent to which the COVID-19 pandemic, or the perception of its effects, will impact our business depends on future developments that are highly uncertain.

The global coronavirus ("COVID-19") pandemic and the mitigation efforts by governments to attempt to control its spread have adversely impacted the global economy, leading to business disruptions and volatility in the global capital markets. Many of our clients, and therefore certain of our businesses and revenues, are sensitive to negative changes in general economic conditions. With respect to the housing market in particular, although the current interest rate environment is conducive to mortgage activity, other market factors, including availability of funds for mortgage loans, housing supply, employment levels, actions by the Federal Reserve, and the overall state of the US economy, could adversely impact sales of new and existing homes and other activities relevant to the markets we serve. Further deteriorations in economic conditions as a result of the COVID-19 pandemic or otherwise, has led to, and may continue to lead to, a decline in demand for certain of our products and services and has, and may continue to, negatively impact our business.

As a result of business disruptions caused by COVID-19, we experienced temporary slowdowns in service from some of our service providers, such as domestic county records offices and certain of our international suppliers during the transition to a work-from-home environment. Further, decreased morale resulting from ongoing work-from-home, social distancing measures and other restrictions implemented in response to COVID-19 have, and may continue to, make it more difficult to motivate and retain qualified employees. We cannot predict the extent of the impact of the COVID-19 pandemic and its resulting economic impact, but it could have a material adverse effect on our business, financial position, results of operations, and cash flows. For example, we may experience operational issues or financial losses due to a number of factors, including increased cyber fraud risk related to COVID-19, continued volatility in mortgage transactions, disruptions to operations as a result of issues with our outsource providers or data sources, and concerns related to the ability to collect payments on a timely basis from clients. The adverse effect of the COVID-19 pandemic on our business and financial results may also have the effect of heightening many of the other risks described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. The extent to which the COVID-19 pandemic impacts our business, financial condition, results of operations, or cash flows will depend on future developments, which are highly uncertain and challenging to predict, including new information that may emerge concerning the severity of the virus, the impact of mutated variants, uncertainties surrounding the timing of vaccine rollouts, public acceptance and usage of vaccines and the effectiveness of vaccines in limiting the spread of COVID-19.

We have substantial investments in recorded goodwill and other intangible assets, and an extended economic downturn or troubled mortgage market could cause these investments to become impaired.

Goodwill was $2.3 billion as of December 31, 2020. Other intangible assets, net were $320.9 million. Goodwill and other indefinite-lived intangible assets are assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets with finite useful lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Factors that may indicate the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant under-performance relative to historical or projected future results of operations, a significant decline in our stock price and market capitalization, and negative industry or economic trends, including a troubled mortgage market. However, if there is an extended economic downturn in the future, the carrying amount of our goodwill or other intangible assets may no longer be recoverable, and we may be required to record an impairment charge. In the event that the carrying value of goodwill or other intangible assets is impaired, any such impairment would be charged against earnings in the period of impairment, which could have a material adverse effect on our results of operations.

We operate our business in international markets.

In 2020, we derived approximately 11% of our revenues from our operations outside of the US and we intend to continue to expand our international operations. We expect to continue to add personnel internationally to expand our abilities to deliver differentiated services to our international clients. Expansion into international markets may require significant resources and management's attention and will subject us to new regulatory, economic, and political risks. There can be no assurance that our products or services will be accepted in any particular international market or that our international expansion efforts will be successful. The results of our operations and our growth rate could be adversely affected by a variety of factors arising out of international commerce, some of which are beyond our control, including currency rate fluctuations, foreign laws and regulatory requirements, trade protection measures, increased data privacy and consumer protection regulations, difficulty in staffing and managing widespread operations, restrictions on the import and export of technologies, political and economic conditions in foreign countries, and reduced protection for intellectual property rights.

Risks Related to Intellectual Property

We could infringe on the proprietary rights of others.

As we continue to develop and expand our products and services, we may become increasingly subject to infringement claims from third parties such as non-practicing entities, software providers, and suppliers of data. Likewise, if we are unable to maintain adequate controls over how third-party software and data are used, we may be subject to claims of infringement. Any claims, whether with or without merit, could:

•be expensive and time-consuming to defend;
•cause us to cease making, licensing or using applications that incorporate the challenged intellectual property;
•require us to redesign our applications, if feasible;
•divert management's attention and resources;
•require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies; and
•subject us to significant damages, penalties, fines, and costs associated with an adverse judgment or settlement.

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

Risks Related to Our Indebtedness

Our level of indebtedness could adversely affect our financial condition and prevent us from complying with our covenants and obligations under our outstanding debt instruments.

As of December 31, 2020, our total debt was approximately $1.9 billion, and we had unused commitments of approximately $450.0 million under our Revolving Facility. Subject to the limitations contained in the Credit Agreement governing our credit facilities and our other debt instruments, we may incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other general corporate purposes. If we do so, the risks related to our level of debt could increase. Specifically, our level of debt could have important consequences to us, including increasing our vulnerability to adverse economic and industry conditions and compromising our flexibility to capitalize our business opportunities and to plan for, or react to, competitive pressures and changes in our business or market conditions.

The Credit Agreement governing our credit facilities imposes operating and financial restrictions on our activities. These restrictions include the financial covenants in our credit facilities, which require ongoing compliance with certain financial tests and ratios, including a minimum interest coverage ratio and maximum leverage ratio, and could limit or prohibit our ability to, among other things:

•create, incur or assume additional debt;
•create, incur or assume certain liens;
•redeem and/or prepay certain subordinated debt we might issue in the future;

•pay dividends on our stock or repurchase stock;
•make certain investments and acquisitions, including joint ventures;
•enter into or permit to exist contractual limits on the ability of our subsidiaries to pay dividends to us;
•enter into new lines of business;
•engage in consolidations, mergers and acquisitions;
•engage in specified sales of assets; and
•enter into transactions with affiliates.

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

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory, and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations. If we cannot make scheduled payments on our debt, we will be in default; the lenders under our credit facilities could declare all outstanding principal and interest to be due and payable and could terminate their revolving commitments to loan money and foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.

Risks Related to Business Acquisitions

Our acquisition and integration of businesses may involve increased expenses and may not produce the desired financial or operating results.

We have acquired and expect to continue to acquire, on an opportunistic basis, companies, businesses, products and services. These activities may increase our expenses, and the expected results, synergies, and growth from these initiatives may not materialize as planned. While management believes that acquisitions will improve our competitiveness and profitability, no assurance can be given that acquisitions will be successful or accretive to earnings. For a description of our recent acquisitions, see Note 17 - Acquisitions of the Notes to the Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of Part II of this Annual Report on Form 10-K.

We may have difficulty integrating our completed or any future acquisitions into our operations, including implementing controls, procedures, and policies. If we fail to properly integrate acquired businesses, products, technologies, and personnel, it could impair relationships with employees, clients and strategic partners, distract management attention from our core businesses, result in control failures and otherwise disrupt our ongoing business and harm our results of operations. We also may not be able to retain key management and other critical employees after an acquisition. Although part of our business strategy may include growth through strategic acquisitions, we may not be able to identify suitable acquisition candidates, obtain the capital necessary to pursue acquisitions or complete acquisitions on satisfactory terms in the future. In addition, we have substantial investments in recorded goodwill as a result of prior acquisitions, and an impairment of these investments would require a write-down that would reduce our net income. See “We have substantial investments in recorded goodwill and other intangible assets, and an extended economic downturn or troubled mortgage market could cause these investments to become impaired.”

Risks Related to Takeover Attempts

The shareholder rights plan adopted by our Board of Directors may impair a takeover attempt.

On July 6, 2020, our Board of Directors adopted the Rights Agreement.

Pursuant to the Rights Agreement, on July 6, 2020, our Board of Directors declared a dividend distribution of one right (a “Right”) for each outstanding share of our common stock to shareholders of record on July 17, 2020. Each Right entitles its holder to purchase from us, when exercisable and subject to adjustment, a unit (“Unit”) consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.00001 per share, at an exercise price of $308.00 per Unit (the “purchase price”).

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

The Rights Agreement is intended to enable all of our stockholders to realize the value of their investment in the Company, ensure that all stockholders receive fair treatment, and provide our Board of Directors and stockholders with adequate time to make informed decisions. The Rights Agreement is not intended to prevent a takeover of the Company and should not interfere with any merger or other business combination approved by our Board of Directors. However, the overall effect of the Rights Agreement may render it more difficult or discourage a merger, tender offer or other business combination involving the Company that is not supported by our Board of Directors, even if such a transaction would be beneficial to our stockholders. These deterrents could adversely affect the price of our common stock.

On February 4, 2021, in connection with the execution of the Merger Agreement, we entered into the Rights Agreement Amendment in order to (i) render the Rights Agreement inapplicable to the Merger and the transactions contemplated by the Merger Agreement, (ii) ensure that in connection with the transactions contemplated by the Merger Agreement, none of the Acquirer, Acquisition Sub, or any of their “Affiliates” or “Associates” (each as defined in the Rights Agreement) shall be deemed to be or become an “Acquiring Person” (as defined below) and (iii) provide that the “Expiration Date” (as defined in the Rights Agreement) shall occur immediately prior to the Effective Time.

General Risk Factors

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

We may not be able to attract, train, motivate, and retain qualified personnel and senior management.

We rely on skilled and qualified, high-performing personnel, and our success depends on our ability to attract, train, motivate, and retain a sufficient number of such individuals. If we are unsuccessful in further developing and implementing recruitment, retention, and other initiatives to manage and develop our human capital, including in the areas of diversity and inclusion and training and development, our attrition rate may increase, and our operating efficiency and productivity may decrease. We compete for talented individuals not only with other companies in our industry, but also with companies in other industries, such as software services, engineering services, and financial services companies, and there is a limited pool of individuals who have the skills and training needed to grow our company, especially in the increasingly-regulated environment in which we operate. Increased attrition or competition for qualified personnel could have an adverse effect on our ability to expand our business and product offerings, as well as cause us to incur greater personnel expenses and training costs.

In addition, our success and growth depend, in large part, upon the efforts of our senior management team, who have extensive market knowledge and relationships, and exercise substantial influence over our operational, financing, and strategic activities. Members of our senior management team have national and/or regional industry reputations that attract business opportunities and assist us in negotiations with customers, suppliers, regulators, and other industry participants. The loss of services of one or more members of our senior management team, or our inability to attract and retain similarly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our business relationships, which could have a material adverse effect on us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2020, our real estate portfolio of approximately 1.1 million square feet is comprised of leased property throughout 19 states in the US totaling approximately 931,000 square feet, with approximately another 150,000 square feet in the aggregate in Australia, Brazil, Bulgaria, Canada, France, Germany, India, New Zealand, and the United Kingdom. Our properties range in size from a small number of properties under 1,000 square feet to our large operations center in Irving, Texas totaling approximately 328,000 square feet. The lease governing our Irving, Texas property expires in March 2032. Our corporate headquarters are located in Irvine, California, where we occupy approximately 123,000 square feet, and the lease governing the property expires in July 2028. In addition, we have total land holdings of approximately 40 acres located in Texas and Mississippi.

All properties are primarily used as offices, and the agreements governing the properties have varying expiration dates. The office facilities we occupy are, in all material respects, in good condition and adequate for their intended use.

Item 3. Legal Proceedings

For a description of our legal proceedings, see Note 14 - Litigation and Regulatory Contingencies and our discussion of discontinued operations within Note 2 - Significant Accounting Policies and Note 18 - Discontinued Operations of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of Part II of this Annual Report on Form 10-K, which disclosures are incorporated by reference in response to this item.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our common stock is listed on the New York Stock Exchange and trades under the symbol "CLGX". The approximate number of record holders of our common stock on February 22, 2021 was 2,302.

In December 2019, we announced the initiation of a quarterly cash dividend to common shareholders. CoreLogic paid a cash dividend of $0.22 per share of common stock in January 2020 and June 2020 to shareholders of record as of the close of business on January 10, 2020 and June 1, 2020, respectively. In July 2020, our Board of Directors announced a 50% increase in our cash dividend and declared a $0.33 per share cash dividend to common stockholders, which was paid in September 2020 and December 2020 to stockholders of record as of the close of business on September 1, 2020 and December 1, 2020, respectively. In January 2021, our Board of Directors declared a cash dividend of $0.33 per share of common stock to be paid in March 2021 to shareholders of record as of the close of business on March 1, 2021.

Pursuant to the Merger Agreement, we agreed to refrain from declaring or paying any dividends during the Interim Operating Period, subject to the terms, limitations and exceptions set forth in the Merger Agreement. In addition, to the extent the Merger is consummated, subject to the terms and conditions set forth in the Merger Agreement, shares of our common stock will be converted into the right to receive the Merger Consideration, and the holders of such common stock will not be entitled to receive any dividend payments or other distributions with respect to such common stock after the Effective Time.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2020, we did not issue any shares of our common stock in any transaction that was not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In July 2020, our Board canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $1.0 billion. As of December 31, 2020, we had $500.0 million in value of shares (inclusive of commissions and fees) available to be repurchased under the plan. Pursuant to the Merger Agreement, we agreed to refrain from repurchasing shares of our common stock during the Interim Operating Period, subject to the terms, limitations and exceptions set forth in the Merger Agreement.

The following table summarizes our repurchase activity under our Board-approved stock repurchase plan for the three months ended December 31, 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2020	1,961,894	$69.72	1,961,894	$863,216,748
November 1 to November 30, 2020	2,970,739	$77.72	2,970,739	$632,319,184
December 1 to December 31, 2020	1,691,818	$78.20	1,691,818	$500,012,691
Total	6,624,451	$—	6,624,451

(1)Calculated inclusive of commissions.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that it is specifically incorporated by reference into such filing.

The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock with corresponding changes in the cumulative total returns of the Russell 2000 Index and a peer group index. The comparison assumes an investment of $100 at the close of business on December 31, 2015 and reinvestment of dividends. This historical performance is not indicative of future performance.

The 2020 Peer Group, which was used by the Board's Compensation Committee for 2020 compensation decisions, consisted of Altisource Portfolio Solutions S.A., Black Knight Inc., CSG Systems International Inc., Equifax, Inc., Euronet Worldwide, Inc., Fair Isaac Corporation, Fidelity National Financial, Inc., Fidelity National Information Services, Inc., First American Financial Corporation, Fleetcor Technologies, Inc., Gartner, Inc., Global Payments, Inc., Jack Henry & Associates, Inc., MGIC Investment Corporation, Mr. Cooper Group, Inc., Pennymac Financial Services, Inc., Radian Group, Inc., Realogy Holdings Corporation, Verisk Analytics, Inc., and Zillow Group, Inc. The Peer Group accurately and appropriately reflects our business and the industries in which we compete.

Item 6. Selected Financial Data

The selected consolidated financial data for the five-year period ended December 31, 2020 has been derived from the consolidated financial statements. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto, “Item 1—Business—Corporate Events—Discontinued Operations,”
“Item 1—Business—Corporate Events—Discontinued Operations,” “Item 1—Business—Corporate Events—Acquisitions” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Consolidated Results of Operations.” The consolidated statements of operations data for the years ended December 31, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018, 2017, and 2016 have been derived from financial statements not included herein.

(in thousands, except per share amounts)	For the Year Ended December 31,
Income Statement Data:	2020	2019	2018	2017	2016
Operating revenue	$1,642,375	$1,440,873	$1,436,370	$1,484,985	$1,576,243
Operating income	$330,982	$122,035	$157,370	$173,662	$193,034
Equity in earnings/(losses) of affiliates, net of tax	$1,859	$556	$1,493	$(1,186)	$496
Amounts attributable to CoreLogic:
Income from continuing operations, net of tax	$264,250	$33,770	$74,010	$109,486	$57,518
Income from discontinued operations, net of tax	34,363	15,610	47,854	42,363	50,962
Gain/(loss) from sale of discontinued operations, net of tax	2,742	—	—	313	(1,930)
Net income attributable to CoreLogic	$301,355	$49,380	$121,864	$152,162	$106,550

Balance Sheet Data:
Assets of discontinued operations	$202,417	$201,986	$192,372	$191,460	$197,501
Total assets	$4,283,222	$4,159,281	$4,169,221	$4,077,414	$3,907,532
Total debt	$1,871,233	$1,666,560	$1,779,176	$1,753,570	$1,602,047
Total equity	$723,262	$951,210	$1,000,498	$1,007,876	$1,002,984
Dividends declared per common share of stock	$0.88	$0.22	$—	$—	$—
Amounts attributable to CoreLogic:
Basic income per share:
Income from continuing operations, net of tax	$3.36	$0.42	$0.92	$1.31	$0.66
Income from discontinued operations, net of tax	0.44	0.20	0.59	0.51	0.58
Gain/(loss) from sale of discontinued operations, net of tax	0.03	—	—	—	(0.02)
Net income attributable to CoreLogic	$3.83	$0.62	$1.51	$1.82	$1.22
Diluted income per share:
Income from continuing operations, net of tax	$3.28	$0.42	$0.90	$1.28	$0.65
Income from discontinued operations, net of tax	0.43	0.19	0.58	0.50	0.57
Gain/(loss) from sale of discontinued operations, net of tax	0.03	—	—	—	(0.02)
Net income attributable to CoreLogic	$3.74	$0.61	$1.48	$1.78	$1.20
Weighted average shares outstanding
Basic	78,542	79,885	80,854	83,499	87,502
Diluted	80,495	81,021	82,275	85,234	89,122

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

Our expectations, beliefs, objectives, intentions, and strategies regarding future results are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by our forward-looking statements. These risks and uncertainties include, but are not limited to:

•the potential impact of, and any potential developments related to, the proposed Merger;
•the potential impact of, and any potential developments related to, activist shareholder activity;
•compromises in the security or stability of our data and systems, including from cyber-based attacks, the unauthorized transmission of confidential information or systems interruptions, which could impair the delivery of our products and services;
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
•potential impairment of our substantial goodwill and other intangible assets;
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
•the impact of our adoption of a shareholder rights plan;
•difficult or uncertain conditions in the mortgage and consumer lending industries and the economy generally; and
•our ability to attract and retain qualified personnel.

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

Business Overview

We are a leading global property information, analytics and data-enabled software platforms and services provider operating in North America, Western Europe, and Asia Pacific. Our combined data from public, contributory and proprietary sources provides detailed coverage of property, mortgages, other encumbrances, property risk and replacement cost, location, hazard risk, and related performance information. We have more than one million users who rely on our data and predictive decision analytics to reduce risk, enhance transparency, and improve the performance of their businesses.

We offer our clients a comprehensive national database covering real property and mortgage information, judgments and liens, building and replacement costs, parcel and geospatial data, and tax information, among other data types. Our structured property-specific data consisting of over 150 million parcel records covers over 99% of the US, includes both residential and commercial real estate data and is enriched by over one billion historical sales, mortgage, and pre-foreclosure transactions. Our consortium data covers loan-level mortgage performance, appraisal, as well as mortgage application data and is in excess of 300 million records. We are also the industry's first parcel-based geocoder and have developed a proprietary spatial database covering more than 150 million parcel polygons across the US. We believe the quality of the data we offer is distinguished by our broad range of data sources and our experience in aggregating, organizing, normalizing, processing, and delivering data to our clients.

With our data as a foundation, we have built strong analytics capabilities and a variety of value-added business services to meet our clients’ needs for property tax processing, property valuation, hazard risk, property risk and replacement cost, flood plain location determination, other geospatial data, analytics, and related services.

Overview of Business Environment and Company Developments

Merger Agreement

In February 2021, CoreLogic entered into the Merger Agreement with the Acquirer and Acquisition Sub, providing for the Merger, subject to the terms and conditions set forth therein. The Acquirer and Acquisition Sub are affiliates of Stone Point Capital Partners and Insight Partners.

In the event the Merger is completed, except as otherwise provided in the Merger Agreement, each share of common stock issued and outstanding immediately prior to the Effective Time would be converted into the right to receive the Merger Consideration. Consummation of the Merger is subject to customary closing conditions, including, among other things, receipt of the Requisite Stockholder Approval. The consummation of the Merger is not subject to a financing condition, and the Acquirer has obtained equity and debt financing commitments for the purpose of financing the Merger and the other transactions contemplated by the Merger Agreement.

Either we or the Acquirer may terminate the Merger Agreement in certain circumstances, including if (i) the Merger shall not have been consummated on or before 5:00 p.m. (New York City time) on August 9, 2021, (ii) any of certain governmental authorities of competent jurisdiction has issued a final non-appealable law or order prohibiting the Merger, (iii) the Requisite Stockholder Approval is not obtained at the stockholders’ meeting duly convened therefor or (iv) the other party materially breaches, and does not cure, any representation or covenant that would cause the related condition to the other party’s obligation to consummate the Merger not to be satisfied, in each case subject to certain limitations set forth in the Merger Agreement. If we terminate the Merger Agreement because (i) the Acquirer or Acquisition Sub materially breaches, and does not cure, any representation or covenant that would cause any conditions to our obligation to consummate the Merger not to be satisfied or (ii) all conditions to the Merger have been and continue to be satisfied (subject to customary exceptions) and the Acquirer fails to consummate the Merger after receiving written notification from us, we would be entitled to receive a termination fee from the Acquirer of $330 million. If the Merger Agreement is terminated by us or the Acquirer under other certain circumstances specified in the Merger Agreement, we would be obligated to pay a termination fee of $165 million to the Acquirer. See the risk factor titled “If the Merger Agreement is terminated, under certain conditions, we may be obligated to pay the Acquirer a substantial termination fee, which could require us to incur additional debt or reduce the amount of cash we have available to fund our operations” under “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K for further information about the termination fee we may be obligated to pay. Please refer to Note 21 - Subsequent Events - Proposed Merger of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of Part II of this Annual Report on Form 10-K for further information.

On February 16, 2021, the Board received an unsolicited acquisition proposal from CoStar to acquire the Company in an all-stock transaction. The Board is carefully reviewing the proposal in consultation with outside legal counsel and financial advisors. The Merger Agreement remains in full force and effect, and the Board has not withdrawn or modified its recommendation that the stockholders of CoreLogic vote in favor of the approval of the Merger, the Merger Agreement and the transactions contemplated hereby.

Rights Agreement Amendment

In February 2021, in connection with the execution of the Merger Agreement, CoreLogic also entered into the Rights Agreement Amendment with Equiniti Trust Company, in order to (i) render the Rights Agreement inapplicable to the Merger and the transactions contemplated by the Merger Agreement, (ii) ensure that in connection with the transactions contemplated by the Merger Agreement, none of the Acquirer, Acquisition Sub, or any of their “Affiliates” or “Associates” (each as defined in the Rights Agreement) shall be deemed to be or become an “Acquiring Person” (as defined below) and (iii) provide that the “Expiration Date” (as defined in the Rights Agreement) shall occur immediately prior to the Effective Time.

Unsolicited Proposal and Proxy Contest Proposals

In June 2020, we received the Unsolicited Proposal from Senator and Cannae to acquire the Company for $65.00 per share in cash, which initial proposal was increased by Senator and Cannae on September 2020 by $1.00 per share to $66.00 per share in cash. Our Board, in consultation with its independent financial and legal advisors, unanimously determined to reject the Unsolicited Proposal, as it significantly undervalues the Company, raises serious regulatory concerns and is not in the best interests of the Company and its stockholders. In July 2020, we received written notification from the FTC that it is conducting an investigation (“FTC Investigation”) of the proposed acquisition of the Company by Senator and Cannae and requesting that we produce information in connection with that investigation. In August 2020, we received a Civil Investigative Demand from the FTC in connection with the FTC Investigation into Senator and Cannae, requesting that the Company produce additional information in connection with that investigation.

In July 2020, in connection with the Unsolicited Proposal, Senator and Cannae issued a press release announcing the Proxy Contest Proposals. Although our Board opposed the actions being pursued by Senator and Cannae because they believed these proposals were not in the best interests of the Company’s stockholders, in August 2020, the Board of Directors determined to call a special meeting to provide stockholders the opportunity to vote and express their views. The Board of Directors set the special meeting for November 2020, with a record date of September 18, 2020. The Special Meeting resulted in the removal of three members of our Board and the appointment of three of Senator and Cannae's nominees to our Board, each with a term expiring at the Company's 2021 annual meeting of stockholders.

In October 2020, we issued a press release confirming that we are engaging with third parties that have indicated interest in a potential acquisition of the Company at a value at or above $80 per share. In November 2020, we issued a press release announcing that our Board would conduct a thorough strategic review (the “Strategic Review”) to maximize shareholder value. This Strategic Review ultimately culminated in our entry into the Merger Agreement with the Acquirer and Acquisition Sub on February 4, 2021. Our Board, including each of the directors elected at the November special meeting, has unanimously approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement. However, the consummation of the Merger is subject to customary closing conditions, including, among other things, receipt of the Requisite Stockholder Approval. In addition, our Board continues to review the unsolicited acquisition proposal from CoStar, consistent with its fiduciary duties and the terms of the Merger Agreement.

These events have required us, and will continue to require us, to incur significant legal and advisory fees and expenses, and require significant time and attention by management and our Board of Directors. For a further discussion of risks, uncertainties and other factors relating to the Unsolicited Proposal, the Proxy Contest Proposals, the FTC Investigation and the Merger Agreement that could impact our business and operating results, see the section entitled “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K.

In connection with the Unsolicited Proposal, Proxy Contest Proposals and related strategic transaction process, we have incurred expenses of approximately $54.0 million for year ended December 31, 2020.

COVID-19

The global COVID-19 pandemic and the mitigation efforts by governments to attempt to control its spread have adversely impacted the global economy, leading to disruptions and volatility in the global financial markets. Most states and many countries have issued policies intended to stop or slow the further spread of the disease. Our first priority remains ensuring the safety and health of our employees, clients, and others with whom we partner in conducting our business. We have deployed risk-mitigation activities, safety practices, and business continuity strategies so that we can continue offering our clients consistent service offerings while continuing to protect our employees.

The volume of US mortgage loan originations serves as a key market driver for more than half of our business. We believe the volume and related volatility of real estate and mortgage transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, housing supply, employment levels, actions by the Federal Reserve, and the overall state of the US economy. Mortgage interest rates are extremely low by historical standards, and are resulting in higher demand for refinance activity, while the purchase market has been adversely impacted by reduced construction and sales of new and existing homes, and more recently, the COVID-19 pandemic and resulting economic instability. For the year ended December 31, 2020, our continuing operations experienced unfavorable business and revenue impacts of approximately $18.7 million related to the COVID-19 pandemic, exclusive of the increased mortgage refinance volumes. We have also incurred COVID-19 related expenses of approximately $3.0 million for year ended December 31, 2020. As of December 31, 2020, the impact we have experienced as a result of the COVID-19 pandemic has not had a significant impact on our financial condition, cash flows, control environment, or any related disclosures.

We will continue to monitor our business trends, financial condition, and liquidity, and are taking steps to manage our operating cash flows, by prioritizing our investments, and evaluating our capital needs and activities. Our liquidity as of December 31, 2020 consisted primarily of $167.4 million of cash and cash equivalents, and $450.0 million of unused committed capacity under our revolving credit facility, and we are in compliance with all financial covenants.

Business Environment

The volume of US mortgage loan originations serves as a key market driver for more than half of our business. We believe the volume of real estate and mortgage transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, housing supply, employment levels, and the overall state of the US economy. We believe mortgage origination unit volumes increased by approximately 40% to 45% in 2020 relative to 2019, primarily due to higher mortgage refinance volumes resulting from lower interest rates which favorably impacted overall mortgage unit volumes. Going forward, we expect 2021 mortgage unit volumes to modestly decline relative to 2020 levels as lower interest rates are expected to enable higher refinance volumes through at least the first half of 2021. Mortgage purchase volumes continue to be impacted by multiple factors such as tight inventory supply, insufficient supply of new housing stock, and affordability, all of which we expect to continue for the foreseeable future.

We generate the majority of our revenues from clients with operations in the US residential real estate, mortgage origination, and mortgage servicing markets. Approximately 34.4%, 26.4%, and 32.0% of our operating revenues for the years ended December 31, 2020, 2019 and 2018, respectively, were generated from our ten largest clients who consist of some of the largest US mortgage originators and servicers. None of our clients individually accounted for 10.0% or more of our operating revenues for the years ended December 31, 2020, 2019 and 2018.

While the majority of our revenues are generated in the US, foreign exchange translation impacted our financial results from our international operating revenues unfavorably by $0.5 million, $9.8 million and $3.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Capital Return

In July 2020, our Board of Directors authorized the repurchase up to $1.0 billion of outstanding shares of our common stock. The authorization has no expiration date and supersedes our previous share repurchase authorization. As of December 31, 2020, we had $500.0 million in value of shares (inclusive of commissions and fees) available to be repurchased under the share repurchase authorization. Pursuant to the Merger Agreement, we agreed to refrain from repurchasing shares of our common stock during the Interim Operating Period, subject to the terms, limitations and exceptions set forth in the Merger Agreement.

In December 2019, we announced the initiation of a quarterly cash dividend to common shareholders. CoreLogic paid a cash dividend of $0.22 per share of common stock in January 2020 and June 2020 to shareholders of record as of the close of business on January 10, 2020 and June 1, 2020, respectively. In July 2020, our Board of Directors announced a 50% increase in our cash dividend and declared a $0.33 per share cash dividend to common stockholders, which was paid in September 2020 and December 2020 to stockholders of record as of the close of business on September 1, 2020 and December 1, 2020, respectively. In January 2021, our Board of Directors declared a cash dividend of $0.33 per share of common stock to be paid in March 2021 to shareholders of record as of the close of business on March 1, 2021.

Discontinued Operations

In July 2020, we announced our intention to exit our reseller operations focused on mortgage credit and borrower verification and multi-family tenant screening. Although market leaders in their respective business areas, these reseller businesses are not compatible with our long-term strategic imperatives. The divestiture of these operations is expected to improve the Company's revenue growth trends and revenue mix, and significantly enhance profit margins. As a result of this strategic decision, the businesses have been reflected in our consolidated financial statements as discontinued operations for all periods presented. In October 2020, we sold a portion of our multi-family tenant screening business, which resulted in a gain on the sale of discontinued operations of $2.7 million, net of tax. For the year ended December 31, 2020, these business generated revenues of $374.3 million and operating income of $46.6 million. In February 2021, we sold the remainder of our multi-family tenant screening business for $51.2 million. Please refer to Note 18 - Discontinued Operations of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of Part II of this Annual Report on Form 10-K for further information.

Business Exits & Transformation within Continuing Operations

In December 2018, we announced our intent to exit a loan origination software unit and its remaining legacy default management related platforms, as well as accelerate our AMC transformation program, which actions were focused on expanding our overall profit margins and providing for enhanced long-term organic growth trends. In September 2019, we divested our default management related platforms and received proceeds of $3.8 million. For the year ended December 31, 2019, operating revenues decreased by $61.9 million attributable to the aforementioned business exits and strategic transformation compared to 2018. We also recorded non-cash impairment charges of $47.8 million and severance expense of $5.3 million in 2019 relating to the AMC transformation program which concluded in December 2019.

Acquisitions

In January 2020, we acquired the remaining 66% of Location for $11.5 million, subject to certain working capital adjustments. Location is included as a component of our PIRM segment. See Note 17 - Acquisitions of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of Part II of this Annual Report on Form 10-K for further discussion.

Unless otherwise indicated, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K relate solely to the discussion of our continuing operations.

Consolidated Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Operating Revenues

Our consolidated operating revenues were $1.6 billion for the year ended December 31, 2020, an increase of $201.5 million when compared to 2019, and consisted of the following:

(in thousands, except percentages)	2020	2019	$ Change	% Change
PIRM	$681,912	$663,016	$18,896	2.9%
UWS	972,831	787,368	185,463	23.6
Corporate and eliminations	(12,368)	(9,511)	(2,857)	30.0
Operating revenues	$1,642,375	$1,440,873	$201,502	14.0%

Our PIRM segment revenues increased by $18.9 million, or 2.9%, when compared to 2019. Excluding acquisition activity of $3.5 million, the increase of $15.4 million was primarily due to higher revenues of $31.0 million from property insights and insurance and spatial solutions due to increased market volumes, market-share gains and pricing. This increase was partially offset by the impact of COVID-19 totaling $15.1 million across our solution groups. Additionally, included within our property insights revenues is unfavorable foreign exchange of $0.5 million.

Our UWS segment revenues increased by $185.5 million, or 23.6%, when compared to 2019. Excluding acquisition activity of $3.9 million, the increase of $181.5 million was primarily due to higher property tax solutions revenues of $194.6 million and higher flood data solutions revenues of $41.1 million, both primarily related to increased market volumes, market-share gains, and pricing. These increases were partially offset by lower valuation solutions revenue of $46.6 million due to the impacts of our AMC transformation program, and lower other revenues of $7.6 million due to business exits and the adverse impact of COVID-19.

Our corporate and eliminations revenues were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services (exclusive of depreciation and amortization)

Our consolidated cost of services was $597.0 million for the year ended December 31, 2020, a decrease of $35.1 million, or 5.6%, when compared to 2019. Acquisition activity contributed $5.5 million of additional cost in 2020. Excluding acquisition activity, the decrease of $40.6 million was primarily due to favorable product mix due to the impact of our AMC transformation program and business exits, offset by higher operating revenues.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses were $537.6 million for the year ended December 31, 2020, an increase of $73.8 million, or 15.9%, when compared to 2019. Excluding acquisition activity of $4.9 million, the increase of $68.9 million was primarily due to higher costs from the Unsolicited Proposal, Proxy Contest Proposals, and related strategic transaction process of $54.0 million, higher other external services costs of $24.8 million, and $0.6 million in compensation, primarily due to higher variable compensation costs relating to operating performance, partially offset by lower travel costs of $9.8 million and lower other expenses of $0.7 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $174.4 million for the year ended December 31, 2020, a decrease of $0.7 million, or 0.4%, when compared to 2019. Excluding acquisition activity of $1.6 million, the decrease of $2.3 million is primarily due to assets that were fully impaired.

Impairment Loss

Our consolidated impairment loss totaled $2.3 million for the year ended December 31, 2020, a decrease of $45.5 million, or 95.2%, when compared to 2019, primarily due to prior write-offs of client lists of $32.3 million, software of $12.3 million, and licenses of $3.3 million related to the transformation of our AMC business, offset by current year impairment charges related to software and operating lease assets.

Operating Income

Our consolidated operating income was $331.0 million for the year ended December 31, 2020, an increase of $208.9 million, or 171.2%, when compared to 2019, and consisted of the following:

(in thousands, except percentages)	2020	2019	$ Change	% Change
PIRM	$90,931	$53,607	$37,324	69.6%
UWS	431,690	194,654	237,036	121.8
Corporate and eliminations	(191,639)	(126,226)	(65,413)	51.8
Operating income	$330,982	$122,035	$208,947	171.2%

Our PIRM segment operating income increased by $37.3 million, or 69.6%, for the year ended December 31, 2020, when compared to 2019. Acquisitions lowered operating income by $1.0 million primarily due to investments in data and technology capabilities and the amortization of acquisition-related intangible assets. Excluding acquisition activity, operating income increased by $38.3 million and margins increased by 547 basis points primarily due to higher revenue, favorable product mix, and the impact of our ongoing operational efficiency programs.

Our UWS segment operating income increased by $237.0 million, or 121.8%, when compared to 2019. Acquisitions lowered operating income by $3.6 million due to investments in data and technology capabilities and the amortization of acquisition-related intangible assets. Excluding acquisition activity, operating income increased by $240.6 million and margins increased by 20 percentage points, primarily impacted by lower impairment loss, higher revenues, improved product mix from business exits and AMC transformation, and the impact of our ongoing operational efficiency programs.

Our corporate and eliminations losses increased by $65.4 million, or 51.8%, compared to 2019, primarily due to higher costs associated with the Unsolicited Proposal, Proxy Contest Proposals, and related strategic transaction process.

Total Interest Expense, Net

Our consolidated total interest expense, net, was $69.2 million for the year ended December 31, 2020, a decrease of $7.0 million, or 9.2%, when compared to 2019. The decrease was primarily due to lower interest rates as well as lower average outstanding principal balances. See Note 8 - Long-Term Debt for further discussion.

Tax Indemnification Release

In 2019, we recorded a $13.4 million loss related to the release of a tax indemnification receivable due to the expiration of the statutes of limitations in our principal state jurisdictions. Associated state tax reserves of $15.3 million were also released and recognized as income tax benefit through the provision for income taxes.

Gain/(Loss) on Investments and Other, Net

Our consolidated gain on investments and other, net, was $42.2 million for the year ended December 31, 2020, a favorable variance of $43.2 million when compared to 2019. The gain on investments and other, net in 2020 is comprised of a gain of $37.3 million from the sale of equity method investments, a gain of $3.4 million related to supplemental benefit plans, gains of $1.5 million related to other merger and acquisition activity, and other gains of $1.4 million. These gains are offset by an impairment of an equity method investment of $1.4 million. The $1.0 million loss on investments and other, net in 2019 is comprised of a $6.6 million loss related to a fair value adjustment on an equity investment, and $1.5 million of unamortized debt issuance cost write-offs due to financing activities in May 2019. The aforementioned items were partially offset by realized gains on our supplemental benefit plans of $5.4 million, gains of $1.0 million related to merger and acquisition activity, and other gains of $0.7 million.

Provision/(Benefit) for Income Taxes

Our consolidated provision/(benefit) for income taxes from continuing operations before equity in earnings of affiliates and income taxes was a provision of $41.6 million and a benefit of $1.8 million for the years ended December 31, 2020 and 2019, respectively. Our effective income tax rate was a provision of 13.7% and a benefit of 5.7% for the years ended December 31, 2020 and 2019, respectively. The items which gave rise to the change in the effective income tax rate are primarily the tax benefit associated with the close of an IRS Examination in 2020 and a prior year one-time benefit related to the release of state tax reserves.

Equity in Earnings of Affiliates, net of tax

Our consolidated equity in earnings of affiliates, net of tax was $1.9 million for the year ended December 31, 2020, a favorable variance of $1.3 million when compared to 2019. We had equity interests in various affiliates which had higher earnings in the current period compared to prior year.

Income from Discontinued Operations, Net of Tax

Our consolidated income from discontinued operations, net of tax was $34.4 million for the year ended December 31, 2020, a favorable variance of $18.8 million, or 120.1%, when compared to 2019. This is primarily due to higher income from our reseller business related to increased market volumes and a prior year loss principally related to a $23.0 million legal settlement. See Note 2 - Significant Accounting Policies for further information.

Gain from Sale of Discontinued Operations, Net of Tax

Our consolidated gain from sale of discontinued operations, net of tax was $2.7 million for the year ended December 31, 2020 due to the sale of a component of our multi-family tenant screening business.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Operating Revenues

Our consolidated operating revenues were $1.4 billion for the year ended December 31, 2019, an increase of $4.5 million when compared to 2018, and consisted of the following:

(in thousands, except percentages)	2019	2018	$ Change	% Change
PIRM	$663,016	$646,804	$16,212	2.5%
UWS	787,368	796,550	(9,182)	(1.2)
Corporate and eliminations	(9,511)	(6,984)	(2,527)	36.2
Operating revenues	$1,440,873	$1,436,370	$4,503	0.3%

Our PIRM segment revenues increased by $16.2 million, or 2.5%, when compared to 2018. Acquisition activity contributed $46.2 million in 2019. Excluding acquisition activity, the decrease of $30.0 million was primarily due to lower property insights revenues of $25.8 million as well as lower insurance and spatial solutions revenues of $4.2 million. Property insights included unfavorable foreign exchange translation of $9.8 million and weaker market conditions in Australia which negatively impacted revenues by $8.9 million.

Our UWS segment revenues decreased by $9.2 million, or 1.2%, when compared to 2018. Acquisition activity contributed $13.2 million in 2019. Excluding acquisition activity, the decrease of $22.4 million was primarily due to lower valuation solutions revenues of $37.0 million due to our business exits and transformation initiatives which lowered our segment revenues by approximately $61.9 million offset by higher market volumes of $24.9 million. Further, property tax solutions was also impacted by a discrete prior year benefit of accelerated revenue recognition of approximately $23.7 million. These decreases were partially offset by higher market volumes, which increased flood data solutions revenues by $11.4 million and property tax solutions revenue by $3.2 million.

Our corporate and eliminations revenues were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services (exclusive of depreciation and amortization)

Our consolidated cost of services was $632.1 million for the year ended December 31, 2019, a decrease of $30.2 million, or 4.6%, when compared to 2018. Acquisition activity contributed $26.8 million of additional cost in 2019. Excluding acquisition activity, the decrease of $56.9 million was primarily due to favorable product mix due to the impact of our AMC transformation program and business exits.

Selling, General and Administrative Expense

Our consolidated selling, general and administrative expenses was $463.8 million for the year ended December 31, 2019, an increase of $35.9 million, or 8.4%, when compared to 2018. Acquisition activity contributed an increase of $23.6 million in 2019. Excluding acquisition activity, the increase of $12.3 million was primarily due to higher productivity-related investments of $16.8 million, higher severance expense of $4.9 million, and higher personnel-related costs of $8.6 million, partially offset by lower outsourced services of $12.5 million, and lower other expenses of $5.5 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $175.1 million for the year ended December 31, 2019, a decrease of $6.0 million, or 3.3%, when compared to 2018. Excluding acquisition activity of $6.6 million, the decrease of $12.6 million is primarily due to assets that were fully impaired.

Impairment Loss

Our consolidated impairment loss totaled $47.8 million for the year ended December 31, 2019, and increase of $40.1 million when compared to 2018, representing write-offs of client lists of $32.3 million, software of $12.3 million and licenses of $3.3 million related to the transformation of our AMC business in 2019, offset by impairment charges related to software of $7.7 million in 2018.

Operating Income

Our consolidated operating income was $122.0 million for the year ended December 31, 2019, a decrease of $35.3 million, or 22.5%, when compared to 2018, and consisted of the following:

(in thousands, except percentages)	2019	2018	$ Change	% Change
PIRM	$53,607	$59,395	$(5,788)	(9.7)%
UWS	194,654	201,351	(6,697)	(3.3)
Corporate and eliminations	(126,226)	(103,376)	(22,850)	22.1
Operating income	$122,035	$157,370	$(35,335)	(22.5)%

Our PIRM segment operating income decreased by $5.8 million, or 9.7%, when compared to 2018. Excluding acquisition activity of $1.7 million, operating income decreased by $4.1 million and operating margins decreased by 151 basis points primarily due to lower operating revenues, partially offset by the impact of our ongoing operational efficiency programs.

Our UWS segment operating income decreased by $6.7 million, or 3.3%, when compared to 2018. Excluding acquisition-related activity of $4.1 million, operating income decreased $10.8 million and margins decreased by 660 basis points primarily due to our business exits and AMC transformation and prior year benefit of accelerated revenue recognition, partially offset by higher market volumes, favorable product mix and the impact of our ongoing operational efficiency programs.

Corporate and eliminations had an unfavorable variance of $22.9 million, or 22.1%, primarily due to higher investments on data and technology capabilities.

Total Interest Expense, Net

Our consolidated total interest expense, net was $76.2 million for the year ended December 31, 2019, an increase of $2.2 million, or 3.0%, when compared to 2018. The increase was primarily due to higher average outstanding principal balances in 2019.

Gain/(Loss) on Investments and Other, Net

Our consolidated loss on investments and other, net was $1.1 million for the year ended December 31, 2019, an unfavorable variance of $19.8 million when compared to 2018. The variance was primarily due to merger and acquisition activity totaling $18.4 million, a loss of $6.6 million related to a fair value adjustment on an equity investment, and $1.5 million of unamortized debt issuance cost write-offs due to financing activities in May 2019. The aforementioned items were partially offset by realized gains on our supplemental benefit plans of $6.7 million in 2019.

Tax Indemnification Release

In 2019, we recorded a $13.4 million loss related to the release of a tax indemnification receivable due to the expiration of the statutes of limitations in our principal state jurisdictions. Associated state tax reserves of $15.3 million were also released and recognized as income tax benefit through the provision for income taxes.

Provision/(Benefit) for Income Taxes

Our consolidated provision/(benefit) for income taxes from continuing operations before equity in earnings of affiliates and income taxes was a benefit of $1.8 million and a provision of $29.6 million for the years ended December 31, 2019 and 2018, respectively. Our effective income tax rate was a benefit of 5.7% and a provision of 29.0% for the years ended December 31, 2019 and 2018, respectively. The change in effective income tax rate was primarily due to the tax benefit associated with the reversal of state tax reserves due to the expiration of the statute of limitations in our principal state jurisdictions in 2019 and a prior year one-time charge for the transitions tax in connection with the Tax Cuts and Jobs Act in 2018.

Equity in Earnings of Affiliates, net of tax

Our consolidated equity in earnings of affiliates, net of tax was $0.6 million for the year ended December 31, 2019, an unfavorable variance of $0.9 million when compared to 2018. We had equity interests in various affiliates which had lower earnings in 2019 compared to 2018.

Income (loss) from Discontinued Operations, Net of Tax

Our consolidated income/(loss) from discontinued operations, net of tax was $15.6 million for the year ended December 31, 2019, an unfavorable variance of $32.2 million, when compared to 2018. This is primarily due to lower income from our reseller businesses related to decreased market volumes, market-share losses, and pricing as well as a $23.0 million legal settlement, prior to an associated tax benefit, resulting from an appellate court decision.

Liquidity and Capital Resources

Cash and cash equivalents totaled $167.4 million and $104.2 million as of December 31, 2020 and 2019, respectively, representing an increase of $63.3 million. As of December 31, 2020, our cash balances held in foreign jurisdictions totaled $67.6 million and are primarily related to our international operations. We plan to maintain significant cash balances outside the US for the foreseeable future.

Restricted cash of $10.4 million and $10.5 million at December 31, 2020 and 2019, respectively, is comprised of deposits that are pledged for various letters of credit/bank guarantees secured by us, escrow accounts due to acquisitions and divestitures as well as short-term investments within our deferred compensation plan trust.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in operating assets and liabilities. Total cash provided by operating activities was $535.8 million, $364.2 million and $355.1 million for the years ended December 31, 2020, 2019, and 2018, respectively. Cash provided by discontinued operating activities was $44.6 million, $16.9 million and $49.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. The increase in cash provided by operations were primarily due to higher net income as adjusted for non-cash activities and favorable changes in working capital items.

The increase in cash provided by operating activities in 2019 relative to 2018 was primarily due to favorable changes in working capital offset by lower net income from continuing and discontinued operations, as adjusted for non-cash activities, and increased cash used discontinued operations principally related to the impact of a 2019 legal settlement. Please refer to Note 18 - Discontinued Operations of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of Part II of this Annual Report on Form 10-K for further information.

Investing Activities. Total cash used in investing activities consisted primarily of capital expenditures, acquisitions, and dispositions. Cash used in investing activities was approximately $65.7 million, $135.8 million, and $308.9 million for the years ended December 31, 2020, 2019, and 2018, respectively. Cash used in discontinued investing activities was $12.1 million, $16.8 million, and $13.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Cash used in investing activities from continuing operations during 2020 was primarily related to investments in property and equipment and capitalized data of $57.7 million and $41.4 million, respectively. Additionally, we paid net cash of $12.0 million primarily related to the Location acquisition and made other investments of $1.3 million. These outflows were partially offset by proceeds from investments of $51.4 million and net cash received from the sale of a discontinued operation of $7.5 million. Cash used in discontinued investing activities consisted of capital expenditures.

Cash used in investing activities from continuing operations during 2019 was primarily related to investments in property and equipment and capitalized data of $79.3 million and $35.5 million, respectively. Additionally, we paid net cash of $13.3 million primarily related to the NTS acquisition and made other investments of $0.7 million. These outflows were partially offset by proceeds from the sale of investments of $5.6 million, as well as $4.1 million in proceeds from the sale of a business-line. Cash used in discontinued investing activities consisted of capital expenditures.

Cash used in investing activities from continuing operations during 2018 was primarily related to net cash paid for acquisitions, including eTech Solutions Limited for $21.2 million, a la mode technologies for $120.3 million, Breakaway Holdings, LLC for $12.6 million, and Symbility Solutions Inc., for $66.0 million. Further, we had investments in property and equipment and capitalized data of $53.6 million and $30.6 million, respectively. These outflows were partially offset by proceeds from the sale of investments of $4.9 million, as well as $3.2 million in proceeds from the sale of a business-line. Cash used in discontinued investing activities consisted of capital expenditures.

For the year ending December 31, 2021, we anticipate investing between $90 million and $110 million in capital expenditures for property and equipment and capitalized data. Capital expenditures are expected to be funded by a combination of existing cash balances, cash generated from operations, or additional borrowings under our Revolving Facility. Pursuant to the Merger Agreement, we agreed to refrain from, or seek the Acquirer's consent for, making capital expenditures in excess of certain thresholds during the Interim Operating Period, subject to the terms, limitations and exceptions set forth in the Merger Agreement.

Financing Activities. Total cash used in financing activities was $409.5 million, $211.2 million, and $82.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Net cash used in financing activities during 2020 was primarily comprised of repayment of long-term debt of $103.2 million, share repurchases of $509.3 million, payment of cash dividends of $85.7 million, and net settlements from share-based compensation related transactions of $11.3 million partially offset by proceeds from debt issuance of $300.0 million.

Net cash used in financing activities during 2019 was primarily comprised of repayment of long-term debt of $1.9 billion, share repurchases of $86.7 million, and debt issuance costs of $9.6 million, partially offset by proceeds from debt issuance of $1.8 billion and net settlements from share-based compensation related transactions of $0.1 million.

Net cash used in financing activities during 2018 was primarily comprised of repayment of long-term debt of $173.2 million and share repurchases of $109.1 million, partially offset by proceeds from debt issuance of $191.3 million and net settlements from share-based compensation related to transactions of $8.3 million.

Financing and Financing Capacity

We had total debt outstanding of $1.9 billion and $1.7 billion as of December 31, 2020 and 2019, respectively. Our significant debt instruments are described below.

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

At December 31, 2020, we had borrowing capacity of $450.0 million under the Revolving Facility and were in compliance with all of our financial maintenance covenants under the Credit Agreement. However, if we have a significant increase in our outstanding debt or if our EBITDA (as defined by our Credit Agreement) decreases significantly, we may be unable to incur additional indebtedness and the lenders may be unwilling to permit us to amend the financial or restrictive covenants described above to provide additional flexibility. See Note 8 -Long Term Debt for further discussion.

During the year ended December 31, 2020, we did not make any repurchases on our debentures.

As of December 31, 2020, and 2019, we recorded $0.3 million and $0.4 million, respectively, of accrued interest expense.

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

As of December 31, 2020, our Swaps have a combined remaining notional balance of $1.2 billion, a weighted average fixed interest rate of 2.39% (rates range from 1.025% to 2.98%) and scheduled terminations through December 2025. As previously indicated, notional balances under our Swaps are scheduled to increase and decrease over their contract lengths based on our expectations of variable debt levels. Currently, we have scheduled notional amounts of approximately $1.2 billion through

September 2021, then $1.1 billion through March 2022, $1.0 billion through August 2022 and approximately $500.0 million thereafter until December 2025. Approximate weighted average fixed interest rates for the aforementioned periods are 2.66%, 2.78%, 2.77%, and 2.64%, respectively.

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

In July 2020, our Board cancelled all prior repurchase authorizations and established a new share repurchase authorization of up to $1.0 billion. During the years ended December 31, 2020, 2019, and 2018, we repurchased approximately 6.8 million, 2.0 million, and 2.3 million shares of our common stock for $509.3 million, $86.7 million, and $109.1 million, respectively, including commission costs. As of December 31, 2020, we had $500.0 million in value of shares available to be repurchased under the plan. Pursuant to the Merger Agreement, we agreed to refrain from repurchasing our capital stock during the Interim Operating Period, subject to the terms, limitations and exceptions set forth in the Merger Agreement. See Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Purchases of Equity Securities by the Issuer and Affiliated Purchasers for further discussion.

For the year ended December 31, 2020, we paid cash dividends of $85.7 million. In July 2020, our Board announced a 50% increase to the quarterly cash dividend, declaring a cash dividend of $0.33 per share of common stock which was paid in September 2020 and December 2020. Pursuant to the Merger Agreement, we agreed to refrain from declaring or paying any dividends during the Interim Operating Period, subject to the terms, limitations and exceptions set forth in the Merger Agreement.

We strive to pursue a balanced approach to capital allocation and initiated a regular dividend in December 2019. Subject to the limitations during the Interim Operating Period on our ability to (i) make acquisitions or capital expenditures above certain thresholds, (ii) repurchase our capital stock, subject to certain exceptions, (iii) declare or pay dividends, and (iv) incur indebtedness in excess of certain thresholds, in each case pursuant to the Merger Agreement and subject to the terms, limitations and exceptions set forth therein, we will also continue to evaluate management of outstanding debt and pursuits of strategic acquisitions and investments on an opportunistic basis.

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

Contractual Obligations

A summary, by due date, of our total contractual obligations at December 31, 2020, is as follows:

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Operating leases	$21,562	$34,217	$30,129	$61,748	$147,656
Long-term debt	$43,230	$178,229	$1,656,627	$9,531	$1,887,617
Interest payments related to debt (1)	$31,898	$60,257	$13,065	$1,799	$107,019
Total (2)	$96,690	$272,703	$1,699,821	$73,078	$2,142,292

(1)Estimated interest payments, net of the effect of our Swaps, are calculated assuming interest rates at December 31, 2020 over minimum maturity periods specified in debt agreements.

(2)Excludes a net liability of $3.1 million related to uncertain tax positions including associated interest and penalties, and deferred compensation of $41.8 million due to uncertainty of payment period.

Critical Accounting Policies and Estimates

Our significant accounting policies are discussed in Note 2 - Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of Part II of this Annual Report on Form 10-K. We consider the accounting policies described below to be critical in preparing our consolidated financial statements. These policies require us to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses, and related disclosures of contingencies. Our assumptions, estimates, and judgments are based on historical experience, current trends, and other factors to be relevant at the time we prepare the consolidated financial statements. Although our estimates and assumptions are reasonable, we cannot determine future events. Consequently, actual results could differ materially from our assumptions and estimates.

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

See further discussion in Note 11 - Operating Revenues of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of Part II of this Annual Report on Form 10-K for further discussion.

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

If the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no additional analysis is required. However, if the carrying value of a reporting unit is greater than the fair value, an impairment loss is recorded for the excess. The fair value of a reporting unit is judgmental and requires assumptions and estimates of many critical factors including revenue growth rates, cost of services, selling, general and administrative expenses, market multiples, and discount rates.

For other indefinite-lived intangible assets, if we determine that it is more likely than not that the fair value of the asset is less than its carrying value, then quantitative impairment testing is performed. In assessing the fair value of indefinite-lived intangibles, we compare the fair value of the asset to its carrying value to determine if there is an impairment. If the fair value of the asset is less than its carrying value, an impairment loss is recorded. See further discussion in Note 4 – Goodwill, Net of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of Part II of this Annual Report on Form 10-K for further discussion.

As of December 31, 2020, our reporting units related to continuing operations are PIRM and UWS. During the third quarter of 2020, we performed a quantitative analysis due to our intention to exit our reseller operations. No impairments were recorded based on our assessment. During the fourth quarter of 2020, we assessed qualitative factors such as: cost structure, financial performance, legal and regulatory environment, industry and market conditions, and macroeconomic considerations. We noted no indicators of impairment on our reporting units through our analysis. It is reasonably possible that changes in the facts, judgments, assumptions, and estimates used in assessing the fair value of the goodwill could cause a reporting unit to become impaired.

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

Share-based Compensation. Our primary means of providing share-based compensation is granting restricted stock units (“RSUs”) and performance-based restricted stock units (“PBRSUs”). The fair value of any grant is based on the market value of our shares on the date of grant and is generally recognized as compensation expense over the vesting period. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide services in exchange for the award. We utilize the Monte-Carlo simulation method to estimate the fair value for PBRSUs with market-based conditions. We apply the straight-line single option method of attributing the value of share-based compensation expense. As share-based compensation expense recognized in results of operations is based on awards ultimately expected to vest, share-based compensation expense has been reduced for forfeitures. Forfeitures are recognized at the time they occur. We apply the long-form method for determining the pool of windfall tax benefits.

In addition, we have an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the first or last day of each quarter, whichever is lower. We recognize an expense in the amount equal to the estimated fair value of the discount.

Recent Accounting Pronouncements

For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, see Note 2 - Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data of Part II of this Annual Report on Form 10-K, which is incorporated by reference in response to this item.

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

As of December 31, 2020, our Swaps have a combined remaining notional balance of $1.2 billion, a weighted average fixed interest rate of 2.39% (rates range from 1.03% to 2.98%) and scheduled terminations through December 2025. As previously indicated, notional balances under our Swaps are scheduled to increase and decrease over their contract lengths based on our expectations of variable debt levels. Currently, we have scheduled notional amounts of approximately $1.2 billion through September 2021, then $1.1 billion through March 2022 and $1.0 billion through August 2022 and approximately $500.0 million thereafter until December 2025. Weighted average fixed interest rates for the aforementioned periods are approximately 2.66%, 2.78%, 2.77%, and 2.64%, respectively. We have designated the Swaps as cash flow hedges. See Note 8 - Long-Term Debt included in Item 8 - Financial Statements and Supplementary Data of Part II of this Annual Report on Form 10-K for further information.

As of December 31, 2020, we had approximately $1.9 billion in long-term debt outstanding, predominately all of which was variable interest rate debt. As of December 31, 2020, the remaining notional balance of the Swaps was $1.2 billion. A hypothetical 1% increase or decrease in interest rates could result in an approximately $1.8 million change to interest expense on a quarterly basis. Rising interest rates could limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CoreLogic, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CoreLogic, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for income taxes in 2020, the manner in which it accounts for leases in 2019, and the manner in which it accounts for revenue from contracts with customers in 2018.

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

Fair Value of the Underwriting & Workflow Solutions (UWS) Reporting Unit and Credit Solutions (CS) Disposal Group

As described in Notes 2 and 18 to the consolidated financial statements, in connection with their intent to exit their reseller businesses, the Company allocated $79.9 million of goodwill from the UWS reporting unit to the CS disposal group. The allocated amount was determined by calculating the relative fair values between the CS disposal group and the UWS reporting unit using a combination of the income and market approaches. Determining the fair value of a disposal group and reporting unit is judgmental and requires assumptions and estimates of many critical factors, including revenue growth rates, cost of services, selling, general and administrative expenses, market multiples, discount rates, and indicative fair market values from potential participants at the time of valuation.

The principal considerations for our determination that performing procedures relating to the fair value of the UWS reporting unit and the CS disposal group is a critical audit matter are (i) the significant judgment by management when developing the fair value measurements of the UWS reporting unit and the CS disposal group, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates and cost of services for the UWS reporting unit, and cost of services and the discount rate for the CS disposal group; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s determination of fair value of the UWS reporting unit and CS disposal group. These procedures also included, among others, (i) testing management’s process for developing the fair value measurements of the UWS reporting unit and CS disposal group; (ii) evaluating the appropriateness of the income approach; (iii) testing the completeness and accuracy of underlying data used in the income approach; (iv) and evaluating the significant assumptions used by management related to the revenue growth rates and cost of services for the UWS reporting unit, and cost of services and the discount rate for the CS disposal group. Evaluating management’s assumptions related to revenue growth rates and cost of services involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the applicable reporting unit and disposal group, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skills and knowledge were used to assist in the evaluation of the Company’s income approach and discount rate.

/s/ PricewaterhouseCoopers LLP
Irvine, California
February 26, 2021

We have served as the Company’s auditor since 1954, which includes periods prior to the Company’s separation from its predecessor (The First American Corporation) in 2010.

CoreLogic, Inc.
Consolidated Balance Sheets
As of December 31, 2020 and 2019

(in thousands, except par value)
Assets	2020	2019
Current assets:
Cash and cash equivalents	$167,422	$104,162
Accounts receivable (less allowances of $9,838 and $6,937 in 2020 and 2019, respectively)	303,202	247,683
Prepaid expenses and other current assets	82,794	53,105
Assets of discontinued operations	202,417	201,986
Total current assets	755,835	606,936
Property and equipment, net	406,114	424,670
Operating lease assets	82,459	65,825
Goodwill, net	2,315,495	2,286,896
Other intangible assets, net	320,921	375,629
Capitalized data and database costs, net	321,211	308,409
Investment in affiliates, net	—	16,666
Other assets	81,187	74,250
Total assets	$4,283,222	$4,159,281
Liabilities and Equity
Current liabilities:
Accounts payable and other accrued expenses	$177,606	$139,511
Accrued salaries and benefits	57,499	83,418
Dividend payable	—	17,374
Contract liabilities, current	411,821	320,634
Current portion of long-term debt	43,230	56,022
Operating lease liabilities, current	15,566	18,058
Liabilities of discontinued operations	44,677	42,708
Total current liabilities	750,399	677,725
Long-term debt, net of current	1,828,003	1,610,538
Contract liabilities, net of current	617,318	563,190
Deferred income tax liabilities	91,853	92,783
Operating lease liabilities, net of current	99,966	85,139
Other liabilities	172,421	178,696
Total liabilities	3,559,960	3,208,071

Stockholders' Equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 73,152 and 78,972 shares issued and outstanding as of December 31, 2020 and 2019, respectively	1	1
Additional paid-in capital	—	111,000
Retained earnings	893,404	1,006,992
Accumulated other comprehensive loss	(170,143)	(166,783)
Total stockholders' equity	723,262	951,210
Total liabilities and equity	$4,283,222	$4,159,281

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2020, 2019 and 2018

(in thousands, except per share amounts)	2020	2019	2018
Operating revenue	$1,642,375	$1,440,873	$1,436,370
Cost of services (exclusive of depreciation and amortization)	597,022	632,117	662,293
Selling, general and administrative expenses	537,617	463,787	427,878
Depreciation and amortization	174,445	175,100	181,142
Impairment loss	2,309	47,834	7,687
Total operating expenses	1,311,393	1,318,838	1,279,000
Operating income	330,982	122,035	157,370
Interest expense:
Interest income	724	2,136	1,577
Interest expense	69,900	78,293	75,551
Total interest expense, net	(69,176)	(76,157)	(73,974)
Tax indemnification release	—	(13,394)	—
Gain/(loss) on investments and other, net	42,151	(1,077)	18,708
Income from continuing operations before equity in earnings of affiliates and income taxes	303,957	31,407	102,104
Provision/(benefit) for income taxes	41,566	(1,807)	29,587
Income from continuing operations before equity in earnings of affiliates	262,391	33,214	72,517
Equity in earnings of affiliates, net of tax	1,859	556	1,493
Net income from continuing operations	264,250	33,770	74,010
Income from discontinued operations, net of tax	34,363	15,610	47,854
Gain from sale of discontinued operations, net of tax	2,742	—	—
Net income	$301,355	$49,380	$121,864

Basic income per share:
Net income from continuing operations	$3.36	$0.42	$0.92
Income from discontinued operations, net of tax	0.44	0.20	0.59
Gain from sale of discontinued operations, net of tax	0.03	—	—
Net income	$3.83	$0.62	$1.51
Diluted income per share:
Net income from continuing operations	$3.28	$0.42	$0.90
Income from discontinued operations, net of tax	0.43	0.19	0.58
Gain from sale of discontinued operations, net of tax	0.03	—	—
Net income	$3.74	$0.61	$1.48
Weighted-average common shares outstanding:
Basic	78,542	79,885	80,854
Diluted	80,495	81,021	82,275

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2020, 2019 and 2018

(in thousands)	2020	2019	2018
Net income	$301,355	$49,380	$121,864
Other comprehensive loss:
Adoption of new accounting standards	—	—	408
Market value adjustments on interest rate swaps, net of tax	(24,975)	(33,912)	(10,377)
Reclassification adjustments for gains on terminated interest rate swap included in net income	—	(67)	—
Foreign currency translation adjustments	23,664	6,903	(33,767)
Supplemental benefit plans adjustments, net of tax	(2,049)	(3,959)	1,679
Total other comprehensive loss	(3,360)	(31,035)	(42,057)
Comprehensive income	$297,995	$18,345	$79,807

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2020, 2019 and 2018

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
December 31, 2017	80,885	$1	$224,455	$877,111	$(93,691)	$1,007,876
Adoption of new accounting standards	—	—	—	(23,600)	408	(23,192)
Net income	—	—	—	121,864	—	121,864
Shares repurchased and retired	(2,300)	—	(109,063)	—	—	(109,063)
Shares issued in connection with share-based compensation	1,507	—	21,140	—	—	21,140
Tax withholdings related to net share settlements	—	—	(12,858)	—	—	(12,858)
Share-based compensation	—	—	37,196	—	—	37,196
Other comprehensive income	—	—	—	—	(42,465)	(42,465)
December 31, 2018	80,092	$1	$160,870	$975,375	$(135,748)	$1,000,498
Adoption of new accounting standards	—	—	—	—	—	—
Net income	—	—	—	49,380	—	49,380
Shares repurchased and retired	(2,025)	—	(86,675)	—	—	(86,675)
Shares issued in connection with share-based compensation	905	—	10,149	—	—	10,149
Tax withholdings related to net share settlements	—	—	(10,026)	—	—	(10,026)
Share-based compensation	—	—	36,292	—	—	36,292
Dividends declared	—	—	390	(17,763)	—	(17,373)
Other comprehensive loss	—	—	—	—	(31,035)	(31,035)
December 31, 2019	78,972	$1	$111,000	$1,006,992	$(166,783)	$951,210
Adoption of new accounting standards	—	—	—	16,827	—	16,827
Net income	—	—	—	301,355	—	301,355
Shares repurchased and retired	(6,824)	—	(146,116)	(363,143)	—	(509,259)
Shares issued in connection with share-based compensation	1,004	—	11,256	—	—	11,256
Tax withholdings related to net share settlements	—	—	(22,529)	—	—	(22,529)
Share-based compensation	—	—	46,108	—	—	46,108
Dividends declared	—	—	281	(68,627)	—	(68,346)
Other comprehensive loss	—	—	—	—	(3,360)	(3,360)
December 31, 2020	73,152	$1	$—	$893,404	$(170,143)	$723,262

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2020, 2019 and 2018

(in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$301,355	$49,380	$121,864
Less: Income from discontinued operations, net of tax	34,363	15,610	47,854
Less: Gain from sale of discontinued operations, net of tax	2,742	—	—
Net income from continuing operations	264,250	33,770	74,010
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	174,445	175,100	181,142
Impairment loss	2,309	47,834	7,687
Amortization of debt issuance costs	4,935	5,077	5,434
Amortization of operating lease assets	14,855	15,402	—
Provision for bad debts and claim losses	22,711	15,341	13,401
Share-based compensation	45,060	35,171	36,453
Equity in earnings of investee, net of taxes	(1,859)	(556)	(1,493)
Loss on early extinguishment of debt	—	1,892	—
Deferred income tax	23,639	2,069	22,006
Impairment loss on investment in affiliates	—	1,511	—
Tax indemnification release	—	13,394	—
Gain on investments and other, net	(42,153)	(2,329)	(18,740)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(55,829)	(33,491)	17,885
Prepaid expenses and other assets	(2,570)	(7,300)	(1,138)
Accounts payable and other accrued expenses	(21,095)	1,283	112
Due to/from affiliate	—	—	649
Contract liabilities	144,548	50,380	(15,978)
Income taxes	(32,397)	22,210	(1,133)
Dividends received from investments in affiliates	109	1,987	775
Other assets and other liabilities	(49,780)	(31,413)	(15,230)
Net cash provided by operating activities - continuing operations	491,178	347,332	305,842
Net cash provided by operating activities - discontinued operations	44,594	16,884	49,272
Total cash provided by operating activities	$535,772	$364,216	$355,114
Cash flows from investing activities:
Purchases of property and equipment	$(57,668)	$(79,265)	$(53,551)
Purchases of capitalized data and other intangible assets	(41,442)	(35,481)	(30,601)
Cash paid for acquisitions, net of cash acquired	(12,045)	(13,283)	(219,588)
Cash received from sale of business-lines	—	4,109	3,178
Cash received from sale of discontinued operations	7,506	—	—
Purchases of investments	(1,315)	(658)	—
Proceeds from investments and other	51,358	5,594	4,923
Net cash used in investing activities - continuing operations	(53,606)	(118,984)	(295,639)
Net cash used in investing activities - discontinued operations	(12,113)	(16,845)	(13,228)
Total cash used in investing activities	$(65,719)	$(135,829)	$(308,867)
Cash flows from financing activities:
Proceeds from long-term debt	$300,000	$1,770,000	$191,291

Debt issuance costs	—	(9,621)	—
Debt extinguishment premium	—	(425)	—
Repayments of long-term debt	(103,197)	(1,883,955)	(173,236)
Shares repurchased and retired	(509,259)	(86,675)	(109,063)
Proceeds from issuance of shares in connection with share-based compensation	11,256	10,149	21,140
Payment of tax withholdings related to net share settlements	(22,529)	(10,026)	(12,858)
Contingent consideration payments subsequent to acquisitions	—	(600)	—
Cash dividends	(85,722)	—	—
Net cash used in financing activities - continuing operations	(409,451)	(211,153)	(82,726)
Net cash used in financing activities - discontinued operations	(6)	(12)	—
Total cash used in financing activities	$(409,457)	$(211,165)	$(82,726)
Effect of exchange rate on cash, cash equivalents and restricted cash	4,007	230	2,575
Net change in cash, cash equivalents and restricted cash	$64,603	$17,452	$(33,904)
Cash, cash equivalents and restricted cash at beginning of year	114,678	94,679	127,946
Less: Change in cash, cash equivalents and restricted cash - discontinued operations	32,475	27	36,044
Plus: Cash swept from discontinued operations	31,027	2,574	36,681
Cash, cash equivalents and restricted cash at end of year	$177,833	$114,678	$94,679

Supplemental disclosures of cash flow information:
Cash paid for interest	$64,048	$71,436	$68,539
Cash paid for income taxes	$75,446	$15,682	$26,780
Cash refunds from income taxes	$11,364	$17,145	$3,663
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and other accrued expenses	$8,555	$10,015	$12,430

The accompanying notes are an integral part of these consolidated financial statements.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

Note 1 - Description of the Company

We are a leading global property information, analytics and data-enabled software platforms and services provider operating in North America, Western Europe and Asia Pacific. Our combined data from public, contributory and proprietary sources provides detailed coverage of property, mortgages and other encumbrances, property risk and replacement cost, location, hazard risk and related performance information. We have more than one million users who rely on our data and predictive decision analytics to reduce risk, enhance transparency and improve the performance of their businesses. With our data as a foundation, we have built strong analytics capabilities and a variety of value-added business services to meet our clients’ needs for property tax processing, property valuation, hazard risk, property risk and replacement cost, flood plain location determination and other geospatial data, analytics and related services. Clients rely on us to help identify and manage growth opportunities, improve performance and mitigate risk. We are also a party to various joint ventures under which we share control of the management of the operations with the other partner.

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

Unsolicited Proposal and Proxy Contest Proposals

On June 26, 2020, we received an unsolicited proposal from Senator Investment Group, LP (“Senator”) and Cannae Holdings, Inc. (“Cannae”) to acquire the Company for $65.00 per share in cash, which initial proposal was increased by Senator and Cannae on September 14, 2020 by $1.00 per share to $66.00 per share in cash (the “Unsolicited Proposal”). In July 2020, our Board of Directors ("Board"), in consultation with its independent financial and legal advisors, unanimously determined to reject the Unsolicited Proposal. In July 2020, Senator and Cannae issued a press release announcing proposals to remove members of our Board and replace them with up to nine individuals nominated by Senator and Cannae and to amend certain provisions of our Bylaws (“Proxy Contest Proposals”). In August 2020, the Board determined to call a special meeting of CoreLogic’s stockholders to allow our stockholders to consider and vote on the Proxy Contest Proposals. A special meeting of our stockholders to vote on the Proxy Contest Proposals was held in November 2020, with a record date of September 18, 2020, resulting in the removal of three members of our Board and the appointment of three of Senator and Cannae's nominees to our Board, each with a term expiring at the Company's 2021 annual meeting of stockholders. In connection with the Unsolicited Proposal, Proxy Contest Proposals, and related strategic transaction process, we have incurred expenses of approximately $54.0 million for year ended December 31, 2020.

Discontinued Operations

In July 2020, we announced our intention to exit our reseller operations focused on mortgage credit and borrower verification and multi-family tenant screening. These businesses are comprised of our Rental Property Solutions ("RPS") and Credit Solutions ("CS") operations. Although market leaders in their respective business areas, these reseller businesses are not compatible with our long-term strategic imperatives. The divestiture of these operations is expected to improve our revenue growth trends and revenue mix, and significantly enhance profit margins. As a result of this strategic decision, the businesses have been reflected in our consolidated financial statements as discontinued operations for all periods presented.

In October 2020, we sold a portion of RPS, which resulted in a gain on sale of discontinued operations of $2.7 million, net of tax. In February 2021, we sold the remainder of RPS for $51.2 million.

In connection with businesses we have previously discontinued, we retain certain contingent liabilities of the businesses that were disposed of. These contingent liabilities include, among other items, liability for certain litigation matters, indemnification

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

obligations and potential breaches of representations or warranties. Please refer to Note 18 - Discontinued Operations for further information.

Business Exits & Transformation within Continuing Operations

In December 2018, we announced our intent to exit a loan origination software unit and its remaining legacy default management related platforms, as well as accelerate an appraisal management company ("AMC") transformation program, which actions were focused on expanding our overall profit margins and providing for enhanced long-term organic growth trends. In September 2019, we divested our default management related platforms and received proceeds of $3.8 million. The AMC transformation was concluded in December 31, 2019. For the year ended December 31, 2019, our operating revenues decreased by $61.9 million attributable to the aforementioned business exists and strategic transformation compared to 2018. We also recorded non-cash impairment charges of $47.8 million and severance expense of $5.3 million in 2019 relating to the AMC transformation program.

Client Concentration

We generate the majority of our revenues from clients with operations in the United States ("US") residential real estate, mortgage origination and mortgage servicing markets. Approximately 34.4%, 26.4%, and 32.0% of our operating revenues for the years ended December 31, 2020, 2019 and 2018, respectively, were generated from our ten largest clients who consist of the largest US mortgage originators and servicers. No client accounted for 10.0% or more of our operating revenues for the years ended December 31, 2020, 2019 or 2018.

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

(in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$167,422	$104,162	$81,699
Restricted cash included in other assets	10,018	10,325	9,967
Restricted cash included in prepaid expenses and other current assets	393	191	3,013
Total cash, cash equivalents, and restricted cash	$177,833	$114,678	$94,679

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
For the Years Ended December 31, 2020, 2019 and 2018

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

Depreciation on buildings and on furniture and equipment is computed using the straight-line method over estimated useful lives of 25 to 40, and 3 to 10 years, respectively. Capitalized software costs are amortized using the straight-line method over estimated useful lives of 3 to 20 years. Leasehold improvements are amortized over the lesser of the estimated useful life or the lease term.

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

The carrying value of our flood data zone certification was $55.4 million as of December 31, 2020 and 2019. Because properly maintained flood zone databases have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. We periodically analyze our assets for impairment. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors. See further discussion in Note 6 – Capitalized Data and Database Development Costs, Net.

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

If the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no additional analysis is required. However, if the book value of a reporting unit is greater than its fair value, an impairment loss is recorded for the excess. Determining the fair value of a reporting unit is judgmental and requires assumptions and estimates of many critical factors, including revenue growth rates, cost of services, selling, general and administrative expenses, market multiples, and discount rates. See further discussion in Note 4 – Goodwill, Net.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

In connection with our intent to exit our reseller businesses, goodwill is allocated to our disposal groups by calculating the relative fair values between the disposal group and its respective reporting unit, using a combination of the income and market approaches. Determining the fair value of a disposal group and reporting unit is judgmental and requires assumptions and estimates of many critical factors, including revenue growth rates, cost of services, selling, general and administrative expenses, market multiples, discount rates, and indicative fair market values from potential participants at the time of valuation. Please refer to Note 18 - Discontinued Operations for further information.

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

Operating and finance lease assets and liabilities are recorded based on the present value of future lease payments over the lease term which factors in certain qualifying initial direct costs incurred as well as any lease incentives received. If an implicit rate is not readily determinable, we utilize our incremental borrowing rate and inputs from third-party lenders to determine the appropriate discount rate. Lease expense for operating lease payments are recognized on a straight-line basis over the lease term, which, if applicable, may factor in renewal or termination options. Finance leases incur interest expense using the effective interest method in addition to amortization of the leased asset on a straight-line basis, both over the applicable lease term. Lease terms may factor in options to extend or terminate the lease. If we abandon our right of use to a leased property prior to the lease termination date, and have no intention or ability to sublease the space, we reduce the remaining right of use asset and record a impairment charge in the period we vacate or otherwise cease to use the leased asset. For the twelve months ended December 31, 2020 we recorded an impairment charge of $1.1 million in connection with a lease for which we had previously vacated and do not have the practical ability to sublease. See further discussion in Note 10 - Fair Value.

We adhere to the short-term lease recognition exemption for all classes of assets (i.e. facilities and equipment). As a result, leases with an initial term of twelve months or less are not recorded on the balance sheet and are recognized on a straight-line

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

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
For the Years Ended December 31, 2020, 2019 and 2018

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

Comprehensive Income

Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners. Specifically, foreign currency translation adjustments, amounts related to supplemental benefit plans and unrealized gains and losses on interest rate swap transactions are recorded in other comprehensive income. The following table shows the components of accumulated other comprehensive loss, net of taxes, as of December 31, 2020 and 2019:

(in thousands)	2020	2019
Cumulative foreign currency translation	$(98,839)	$(122,503)
Cumulative supplemental benefit plans	(10,966)	(8,917)
Net unrecognized losses on interest rate swaps	(60,271)	(35,296)
Reclassification adjustment for gain on terminated interest rate swap included in net income	(67)	(67)
Accumulated other comprehensive loss	$(170,143)	$(166,783)

Share-based Compensation

We currently issue equity awards under the CoreLogic, Inc. 2018 Performance Incentive Plan (the "Plan"), which was approved by our stockholders at our Annual Meeting held in May 2018. The Plan includes the ability to grant share-based instruments such as restricted stock units (“RSUs”) and performance-based restricted stock units (“PBRSUs”) and stock options. Prior to the approval of the Plan, we issued share-based awards under the CoreLogic, Inc. 2011 Performance Incentive Plan, as amended, which was preceded by the CoreLogic, Inc. 2006 Incentive Plan. The Plan provides for 15,139,084 shares of the Company's common stock, par value $0.00001 per share, to be available for award grants.

Our primary means of providing share-based compensation is granting RSUs and PBRSUs. The fair value of any grant is based on the market value of our shares on the date of grant and is generally recognized as compensation expense over the vesting period. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide services in exchange for the award. We utilize the Monte-Carlo simulation method to estimate the fair value for PBRSUs with market-based conditions. We apply the straight-line single option method of attributing the value of share-based compensation expense. As share-based compensation expense recognized in results of operations is based on awards ultimately expected to vest, share-based compensation expense has been reduced for forfeitures. Forfeitures are recognized at the time they occur. We apply the long-form method for determining the pool of windfall tax benefits.

In addition, the employee stock purchase plan allows eligible employees to purchase our common stock at 85.0% of the lesser of the closing price on the first day or the last day of each quarter. We recognize an expense for the amount equal to the estimated fair value of the discount during each offering period.

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

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

Earnings Per Share

Basic earnings per share is computed by dividing net income available to our stockholders by the weighted-average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if dilutive stock options had been exercised and RSUs and PBRSUs were vested. The dilutive effect of stock options and unvested RSUs and PBRSUs is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of RSUs and PBRSUs would be used to purchase shares of common stock at the average market price for the period. The assumed proceeds include any purchase price the grantee pays, the hypothetical windfall tax benefit that we receive upon assumed exercise or vesting and the hypothetical average unrecognized compensation expense for the period. We calculate the assumed proceeds from excess tax benefits based on the “as-if” deferred tax assets calculated under share-based compensation standards.

Dividends

We record cash dividends as reductions to retained earnings upon declaration, with a corresponding increase to current liabilities, based on common shares outstanding on the record date. In addition, as part of our share-based compensation program, the terms of our RSUs and PBRSUs stipulate that holders of these awards are credited with dividend equivalent units on each date that a cash dividend is paid to holders of our common stock. These dividend equivalents are subject to the same vesting and performance requirements of the underlying units and therefore are forfeitable (i.e. non-participating). Upon declaration of a dividend, we record dividend equivalents as a reduction to retained earnings, derived from the number of eligible unvested shares, with a corresponding increase to additional paid-in-capital.

In December 2019, we announced that our Board of Directors initiated and declared a cash dividend of $0.22 per common share. As a result, as of December 31, 2019, we have recorded a liability of $17.4 million within accounts payable and other accrued expenses, as well as $0.4 million in dividend equivalents reflected in additional paid-in-capital within our accompanying consolidated balance sheets. The dividend declared was paid in January 2020 to shareholders of record as of the close of business on January 10, 2020.

In April 2020, our Board of Directors declared a cash dividend of $0.22 per common share to shareholders of record as of the close of business on June 1, 2020, which was paid on June 15, 2020. In July 2020, our Board of Directors announced a 50% increase in our cash dividend and declared a $0.33 per share cash dividend to common stockholders, which was paid in September 2020 and December 2020 to stockholders of record as of the close of business on September 1, 2020 and December 1, 2020, respectively. As a result, we have recorded and additional $0.3 million in dividend equivalents reflected in additional paid-in-capital as of December 31, 2020.

Share Repurchase Program

In July 2020, our Board of Directors cancelled all prior repurchase authorizations and established a new share repurchase authorization of up to $1.0 billion. During the years ended December 31, 2020, 2019, and 2018, we repurchased approximately 6.8 million, 2.0 million, and 2.3 million shares of our common stock for $509.3 million, $86.7 million, and $109.1 million, respectively, including commission costs. To reflect share repurchases in the consolidated balance sheet, we reduce common stock for the par value of the shares and reduce paid-in capital for the amount in excess of par to zero during the quarter in which the shares are repurchased. Any residual amount once paid-in capital has been reduced down to zero, if any, is recorded to retained earnings. As of December 31, 2020, we had $500.0 million in value of shares available to be repurchased under the plan.

Tax Escrow Disbursement Arrangements

We administer tax escrow disbursements as a service to our clients in connection with our tax services business. These deposits are maintained in segregated accounts for the benefit of our clients. These deposits totaled approximately $0.5 billion and $1.4 billion at December 31, 2020 and 2019, respectively. Because these deposits are held on behalf of our clients, they are not our funds and, therefore, are not included in the accompanying consolidated balance sheets.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

These deposits generally remain in the accounts for a period of 2 to 5 business days. We record earnings credits from these activities as a reduction to related administrative expenses, including the cost of bank fees and other treasury administration costs.

Under our contracts with our clients, if we make a payment in error or fail to pay a taxing authority when a payment is due, we could be held liable to our clients for all or part of the financial loss they suffer as a result of our act or omission. We maintained claim reserves relating to incorrect disposition of assets of $29.6 million and $22.7 million as of December 31, 2020 and 2019, respectively. Within these amounts, $11.4 million and $9.8 million, respectively, are short-term and are reflected in accounts payable and other accrued expenses within our accompanying consolidated balance sheets. The remaining reserves are reflected in other liabilities.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued guidance to ease potential burden in accounting for, or recognizing the effects of, reference rate reform, in connection with the scheduled phase-out of the London interbank offering rate ("LIBOR") as a reference interest rate. The guidance provides practical expedients and exceptions in accounting for contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. Entities electing the practical expedients will be allowed, among other topics, to account for reference rate modification of debt and receivables prospectively; to not reassess lease classifications and discount rates in reference rate lease modifications; and ease cash-flow hedge effectiveness testing guidelines for hedges affected by reference rate reform. The guidance is effective through December 2022 with adoption permitted as of any date within the aforementioned time frame from the beginning of the selected interim period on a prospective basis. We adopted the guidance in the first quarter of 2020, which has not had a material effect on our consolidated financial statements.

In December 2019, as part of a simplification initiative, the FASB issued guidance to remove certain exceptions and added further guidance to simplify the accounting for income taxes. The exceptions that were removed relate to recognizing deferred taxes for investments, performing intra-period allocation, and calculating income taxes in interim periods. The guidance reduces the complexity of recognizing deferred taxes for tax goodwill and allocating taxes to entities of a consolidated group. The guidance is effective for fiscal years beginning after December 15, 2020 with early adoption permitted. We elected to early adopt on January 1, 2020 via the modified retrospective method with a cumulative effect adjustment at the date of the initial application, resulting in an increase to retained earnings of $16.8 million. This impact results from the release of a deferred tax liability that had previously been established for the outside basis difference of an equity method investment that later became a subsidiary.

In November 2018, the FASB issued guidance to clarify the definition and interaction of collaborative arrangements with previously issued guidance on revenue recognition. This guidance is effective for fiscal years beginning after December 15, 2019 on a retrospective basis to the date of the initial adoption of the revenue standard. We adopted this guidance in the first quarter of 2020, which has not had a material impact on our consolidated financial statements.

In August 2018, the FASB issued guidance that amends fair value disclosure requirements. The guidance removes disclosure requirements on the transfers between Level 1 and Level 2 of the fair value hierarchy in addition to the disclosure requirements on the policy for timing of transfers between levels and the valuation process for Level 3 fair value measurements. The guidance clarifies the measurement uncertainty disclosure and adds disclosure requirements for Level 3 unrealized gains and losses and significant unobservable inputs used to develop Level 3 fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019. Entities are permitted to early adopt any removed or modified disclosures upon issuance and delay adoption of the additional disclosures until the effective date. We early adopted the removal of disclosure provisions of the new guidance in 2018 and adopted the measurement uncertainty disclosure and additional Level 3 disclosures in the current year as required. Adoption of this guidance has not had a material impact on our consolidated financial statements.

In August 2018, the FASB issued guidance which modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The guidance removes certain disclosures, while modifying and adding others, and is effective for fiscal years ending after December 15, 2020 on a retrospective basis. We adopted this guidance in the fourth quarter of 2020, which has not had a material impact on our consolidated financial statements.

In February 2018, the FASB issued guidance permitting companies to reclassify stranded tax effects from the TCJA from accumulated other comprehensive income/(loss) to retained earnings. The stranded tax effects consist of deferred taxes

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

originally recorded in accumulated other comprehensive loss that exceed the newly enacted federal corporate tax rate. As permitted in the guidance, we elected to early adopt as of January 1, 2018. The net impact of adoption was a balance sheet reclassification of a $0.4 million unrealized loss within accumulated other comprehensive loss to retained earnings.

In August 2017, the FASB issued guidance to amend and improve the accounting for hedging activities. The amendment eliminates the requirement to separately measure and report hedge ineffectiveness. An initial quantitative assessment to establish that the hedge is highly effective is still required, but the amendment allows until the end of the first quarter that it is designated as a hedge to perform the assessment. After initial qualification, a qualitative assessment can be performed if the hedge is highly effective and the documentation at inception can reasonably support an expectation of high effectiveness throughout the hedge’s term. The amendment requires companies to present all hedged accounting elements that affect earnings in the same income statement line as the hedged item. For highly effective cash flow hedges, fair value changes will be recorded in other comprehensive income and reclassified to earnings when the hedged item impacts earnings. The guidance became effective prospectively for fiscal years beginning after December 15, 2018. In October 2018, the FASB issued incremental guidance to this update to permit the Overnight Index Swap Rate and the Secured Overnight Financing Rate to be utilized as US benchmark interest rates for hedge accounting purposes. We have adopted this guidance in 2019 as required, which has not had a material impact on our consolidated financial statements.

In June 2016, the FASB issued guidance for accounting of credit losses affecting the impairment model for most financial assets and certain other instruments. Entities will be required to use a new forward-looking current expected credit loss model for trade and other receivables, held-to-maturity debt securities, loans, and other instruments, which will generally lead to an earlier recognition of loss allowances. Entities will recognize expected losses on available-for-sale debt securities as allowances rather than a reduction in amortized cost of the security while the measurement process of such loss does not change. Disclosure requirements are expanded regarding an entity’s assumptions, models and methods of estimations of the allowance. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. In November 2018 and 2019, the FASB issued updates to this standard which, amongst other items, clarifies that impairment of receivables arising from operating leases should be accounted for under applicable leasing guidance. We adopted this guidance in the first quarter of 2020, which has not had a material impact on our consolidated financial statements.

In February 2016, the FASB issued guidance on lease accounting which requires leases, regardless of classification, to be recognized on the balance sheet as lease assets and liabilities. The objective of this standard is to provide greater transparency on the amount, timing and uncertainty of cash flows arising from leasing arrangements. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee depends upon its classification as a finance or operating lease. On January 1, 2019, we adopted the new lease accounting standard, and all related amendments, using the modified retrospective approach. Comparative information has not been restated and continues to be reported under the standards in effect for those prior periods, as allowed by the guidance. We elected the package of practical expedients permitted under the transition guidance which allows us to carry forward our historical lease classification of pre-existing leases, treatment of pre-existing indirect costs, as well as our conclusions of whether a pre-existing contract contains a lease. We implemented internal controls to enable the preparation of financial information upon our adoption in the prior year.

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
For the Years Ended December 31, 2020, 2019 and 2018

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

Note 3 - Property and Equipment, Net

Property and equipment, net, as of December 31, 2020 and 2019 consists of the following:

(in thousands)	2020	2019
Land	$7,476	$7,476
Buildings	6,487	6,487
Furniture and equipment	60,433	74,043
Capitalized software	862,984	819,828
Leasehold improvements	50,477	48,811
Construction in progress	1,275	3,064
	989,132	959,709
Less: accumulated depreciation	(583,018)	(535,039)
Property and equipment, net	$406,114	$424,670

Depreciation expense for property and equipment was $85.6 million, $84.0 million and $87.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Impairment losses for property and equipment of $1.2 million, $12.2 million and $7.7 million were recorded for the years ended December 31, 2020, 2019 and 2018 respectively. See Note 10 - Fair Value for further discussion.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

Note 4 - Goodwill, Net

A reconciliation of the changes in the carrying amount of goodwill, net, by reporting unit, for the years ended December 31, 2020 and 2019 is as follows:

(in thousands)	PIRM	UWS	Consolidated
Balance as of January 1, 2019
Goodwill	$1,078,197	$1,212,082	$2,290,279
Accumulated impairment losses	(600)	(6,925)	(7,525)
Goodwill, net	1,077,597	1,205,157	2,282,754
Acquisitions	—	5,452	5,452
Measurement period adjustments	(5,041)	—	(5,041)
Disposal	—	(1,338)	(1,338)
Translation adjustments	5,069	—	5,069
Balance as of December 31, 2019
Goodwill, net	1,077,625	1,209,271	2,286,896
Measurement period adjustments	—	8	8
Acquisitions	12,603	—	12,603
Translation adjustments	15,988	—	15,988
Balance as of December 31, 2020
Goodwill, net	$1,106,216	$1,209,279	$2,315,495

For the year ended December 31, 2020, within our PIRM segment, we recorded $12.6 million in goodwill in connection with the purchase of the remaining 66% of Location Inc., ("Location").

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

We perform an annual goodwill impairment test for each reporting unit in the fourth quarter. In addition to our annual impairment test, we periodically assess whether events or circumstances occurred that potentially indicate that the carrying amounts of these assets may not be recoverable. During the third quarter of 2020, we performed a quantitative analysis due to our intention to exit our reseller operations. No impairments were recorded based on our interim assessment. During the fourth quarter of 2020, we assessed qualitative factors such as: cost structure, financial performance, legal and regulatory environment, industry and market conditions, and macroeconomic considerations. We noted no indicators of impairment on our reporting units through our analysis. It is reasonably possible that changes in the facts, judgments, assumptions, and estimates used in assessing the fair value of the goodwill could cause a reporting unit to become impaired.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

Note 5 - Other Intangible Assets, Net

Other intangible assets, net as of December 31, 2020 and 2019 consist of the following:

	2020			2019
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Client lists	$644,000	$(377,409)	$266,591	$645,770	$(340,168)	$305,602
Non-compete agreements	26,763	(21,570)	5,193	26,409	(16,249)	10,160
Tradenames and licenses	127,718	(78,581)	49,137	126,405	(66,538)	59,867
Total	$798,481	$(477,560)	$320,921	$798,584	$(422,955)	$375,629

Amortization expense for other intangible assets was $56.7 million, $60.0 million and $63.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

No impairment losses for other intangible assets were    recorded for the year ended December 31, 2020. Impairment losses of $35.6 million were recorded for the year ended December 31, 2019. No impairment losses for other intangible assets were recorded for the year ended December 31, 2018. See Note 10 - Fair Value for further discussion.

Estimated amortization expense for other intangible assets anticipated for the next five years is as follows:

(in thousands)
2021	$54,039
2022	52,133
2023	43,729
2024	35,476
2025	31,925
Thereafter	103,619
Total	$320,921

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

Note 6 - Capitalized Data and Database Development Costs, Net

Capitalized data and database development costs, net as of December 31, 2020 and 2019 consists of the following:

(in thousands)	2020	2019
Property data	$647,154	$596,998
Flood data	55,416	55,416
	702,570	652,414
Less accumulated amortization	(381,359)	(344,005)
Capitalized data and database costs, net	$321,211	$308,409

Amortization expense for capitalized data and database development costs was approximately $32.1 million, $31.1 million and $30.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

Note 7 - Investment in Affiliates, Net

We have one investment in an affiliate that is fully impaired as of December 31, 2020. Investment in affiliates, net, were $16.7 million as of December 31, 2019. We recorded equity in earnings of affiliates, net of tax, of $1.9 million, $0.6 million and $1.5 million for the years ended December 31, 2020, 2019 and 2018 respectively. Income tax effects on our aforementioned earnings were expenses of $0.6 million, $0.2 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Dividends from equity method investments were $0.8 million, $5.0 million and $0.8 million for the years ended December 31, 2020, 2019, and 2018, respectively. For the years ended December 31, 2020 and 2019, we incurred impairment losses within investment in affiliates, net, of $1.4 million and $1.5 million, respectively. No impairments were recorded for the year ended December 31, 2018. See Note 10 - Fair Value for further discussion.

We recorded no operating revenues related to transactions with our affiliates for the years ended December 31, 2020 and 2019. For the year ended December 31, 2018 we recorded operating revenues of $1.5 million. We recorded operating expenses related to transactions with our affiliates of $0.1 million, $1.4 million and $6.8 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020 and 2019, we had insignificant accounts payable and accounts receivable with these affiliates.

In September 2020, we sold our investment in an equity related investment for $48.0 million in cash which resulted in a gain of $37.3 million and is reflected within gain/(loss) on investments and other, net, in our consolidated statement of operations for the year ended December 31, 2020. Additionally, in June 2020, we recorded an impairment of an equity method investment resulting in a loss of $1.4 million for the year ended December 31, 2020.

In January 2020, we acquired the remaining 66% of Location for $11.5 million, subject to certain working capital adjustments. In connection with this acquisition, we remeasured our pre-existing 34% investment balance of $5.6 million to fair value based on the purchase price, resulting in a $0.6 million step-up gain which was recorded within gain/(loss) on investments and other, net in our accompanying consolidated statements of operations for the year ended December 31, 2020. The total investment balance was then reclassified in the application of purchase accounting for this acquisition. See Note 17 - Acquisitions for additional information. Prior to the acquisition of the remaining ownership, we accounted for our interest under the equity method.

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

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

Note 8 - Long-Term Debt

Long-term debt as of December 31, 2020 and 2019 consists of the following:

	December 31, 2020			December 31, 2019
(in thousands)	Gross	Debt Issuance Costs	Net	Gross	Debt Issuance Costs	Net
Bank debt:
Term loan facility borrowings due May 2024, weighted-average interest rate of 1.77% as of December 31, 2020	$1,572,000	$(11,431)	$1,560,569	$1,672,188	$(14,868)	$1,657,320
Revolving line of credit borrowings due May 2024, weighted-average interest rate of 1.64% as of December 31, 2020	300,000	(4,930)	295,070	—	(6,425)	(6,425)
Notes:
7.55% senior debentures due April 2028	9,531	(23)	9,508	9,524	(26)	9,498
Other debt:
Various debt instruments with maturities through March 2024	6,086	—	6,086	6,167	—	6,167
Total long-term debt	1,887,617	(16,384)	1,871,233	1,687,879	(21,319)	1,666,560
Less current portion of long-term debt	43,230	—	43,230	56,022	—	56,022
Long-term debt, net of current portion	$1,844,387	$(16,384)	$1,828,003	$1,631,857	$(21,319)	$1,610,538

As of December 31, 2020, and 2019, we have recorded $0.3 million and $0.4 million, respectively, of accrued interest expense on our debt-related instruments.

Credit Agreement

In May 2019 we amended our credit agreement (as amended, the "Credit Agreement") with Bank of America, N.A., as the administrative agent, and other financial institutions. The Credit Agreement provides for a $1.8 billion 5-year term loan facility (the "Term Facility"), and a $750.0 million 5-year revolving credit facility (the "Revolving Facility"). The Term Facility matures, and the Revolving Facility expires, in May 2024. The Revolving Facility includes a $100.0 million multicurrency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $300.0 million in the aggregate; however, the lenders are not obligated to do so.

The loans under the Credit Agreement bear interest, at the election of the Company, at (i) the Alternate Base Rate (defined as the greater of (a) Bank of America's “prime rate”, (b) the Federal Funds effective rate plus 0.50% and (c) the reserve adjusted LIBOR for a one month Eurocurrency borrowing plus 1.00%) plus the Applicable Rate (as defined in the Credit Agreement) or (ii) the LIBOR for Eurocurrency borrowings, adjusted for statutory reserves (the “Adjusted Eurocurrency Rate”) plus the Applicable Rate. The initial Applicable Rate for Alternate Base Rate borrowings is 0.75% and for Adjusted Eurocurrency Rate borrowings is 1.75%. After September 2019, the Applicable Rate will vary depending upon the Company's leverage ratio. The minimum Applicable Rate for Alternate Base Rate borrowings will be 0.25% and the maximum will be 1.00%. The minimum Applicable Rate for Adjusted Eurocurrency Rate borrowings will be 1.25% and the maximum will be 2.00%. The Credit Agreement also requires the Company to pay a commitment fee for the unused portion of the Revolving Facility, which will be a minimum of 0.20% and a maximum of 0.35%, depending on the Company's leverage ratio.

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
For the Years Ended December 31, 2020, 2019 and 2018

4.00:1.00 starting with the fiscal quarter ending on September 30, 2021, followed by a final step down to 3.75:1.00 starting with the fiscal quarter ending on September 30, 2022) and (ii) a minimum interest coverage ratio of at least 3.00:1.00.

At December 31, 2020, we had borrowing capacity of $450.0 million under the Revolving Facility and were in compliance with all of our covenants under the Credit Agreement.

Debt Issuance Costs

In connection with the amendment of the Credit Agreement in May 2019, we incurred approximately $9.7 million of debt issuance costs, of which $9.6 million were capitalized within long-term debt, net of current in the accompanying consolidated balance sheets. In addition, when we amended the Credit Agreement, we wrote-off previously unamortized debt issuance costs of $1.5 million within gain/(loss) on investments and other, net, in the accompanying consolidated statements of operations, which resulted in $14.6 million of remaining previously unamortized costs. We will amortize all of these costs over the term of the Credit Agreement.

For the years ended December 31, 2020, 2019, and 2018, $4.9 million, $5.1 million and $5.4 million, respectively, were expensed in the accompanying consolidated statement of operations related to the amortization of debt issuance costs.

7.55% Senior Debentures

In April 1998, we issued $100.0 million in aggregate principal amount of 7.55% senior debentures due 2028. In April 2010, we commenced a cash tender offer for these debentures and also solicited consent from the holders thereof to expressly affirm that the Separation would not conflict with the terms of the debentures. In April 2010, we announced that valid consents were tendered representing over 50.0% of the outstanding debentures. Accordingly, we received the requisite approvals from debenture holders and amended the related indentures. The indentures governing these debentures, as amended, contain limited restrictions on the Company. During the year ended December 31, 2020, we did not make any repurchases on our debentures.

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

As of December 31, 2020, the Swaps have a combined remaining notional balance of $1.2 billion, a weighted average fixed interest rate of 2.39% (rates range from 1.03% to 2.98%) and scheduled terminations through December 2025. As previously indicated, notional balances under our Swaps are scheduled to increase and decrease over their contract lengths based on our expectations of the level of variable debt to be in effect in future periods. Currently, we have scheduled notional amounts of $1.2 billion through September 2021, then $1.1 billion through March 2022, $1.0 billion through August 2022 and approximately $500.0 million thereafter until December 2025. Approximate weighted average fixed interest rates for the aforementioned periods are 2.66%, 2.78%, 2.77%, and 2.64%, respectively.

We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges are recorded in prepaid expenses and other current assets and/or accounts payable and other accrued expenses, as well as other assets and/or other liabilities in the accompanying consolidated balance sheets. As of December 31, 2020, the estimated fair value of these cash flow hedges resulted in a liability of $80.4 million and an asset of less than $0.1 million. As of December 31, 2019, we recorded an asset of $0.6 million and a liability of $47.7 million.

For the years ended December 31, 2020, 2019 and 2018, an unrealized loss of $25.0 million (net of $8.3 million in deferred taxes), an unrealized loss of $33.9 million (net of $11.3 million in deferred taxes), and an unrealized loss of $10.4 million (net of $3.4 million in deferred taxes), respectively, were recognized in other comprehensive (loss)/income related to the Swaps.

As a result of our Swap activity, for the year ended December 31, 2020, on a pre-tax basis, we recognized interest expense of $21.3 million. For the years ended December 31, 2019 and 2018, on a pre-tax basis, we recognized interest income of $3.2 million and $3.5 million, respectively. Estimated net losses included in accumulated other comprehensive loss related to the

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

Swaps as of December 31, 2020 that will be reclassified into earnings as interest expense in the next 12 months, utilizing December 31, 2020 LIBOR, is $30.0 million, on a pre-tax basis.

The aggregate annual maturities for long-term debt are as follows:

(in thousands)
2021	$43,230
2022	89,443
2023	88,786
2024	1,656,627
2025	—
Thereafter	9,531
Total	$1,887,617

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

Note 9 - Leases

We have entered into renewable commitment agreements for certain real estate facilities and equipment, such as computers and printers, which we individually classify as either operating or finance leases. We possess contractual options to renew certain leases for periods up to 5 years at a time, as well as, in certain instances, contractual options to terminate leases with varying notification requirements and potential termination fees. As of December 31, 2020, our leases with initial terms greater than twelve months had remaining lease terms of up to 11 years.

The following table provides a breakdown of lease balances within our consolidated balance sheet as of December 31, 2020 and December 31, 2019:

(in thousands)
Lease Type and Classification	Included Within	December 31, 2020	December 31, 2019
Assets
Operating	Operating lease assets	$82,459	$65,825
Finance	Property and equipment, net	5,927	6,056
Total		$88,386	$71,881

Liabilities
Current
Operating	Operating lease liabilities, current	$15,566	$18,058
Finance	Current portion of long-term debt	2,480	2,584
Long-term
Operating	Operating lease liabilities, net of current	99,966	85,139
Finance	Long-term debt, net of current	3,606	3,583
Total		$121,618	$109,364

For the year ended December 31, 2020 and 2019 the components of lease cost are as follows:

(in thousands)
Lease Cost	Included Within	2020	2019
Finance lease cost
Amortization of lease assets	Depreciation and amortization	$3,059	$3,038
Interest on lease liabilities	Interest expense	222	191

Operating lease cost	Selling, general and administrative expenses	21,133	21,514
Operating lease cost	Cost of services	139	248
		$21,272	$21,762

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

Other supplementary information for the year ended December 31, 2020 and 2019 are as follows:

(in thousands)	Finance Leases		Operating Leases
Other Information	2020	2019	2020	2019
Cash paid for amounts included in measurement of liabilities
Operating cash outflows	$222	$191	$26,294	$25,900
Financing cash outflows	$3,016	$3,043	$—	$—

Right-of-use assets obtained in exchange for lease liabilities	$2,924	$4,115	$32,398	$13,215
Weighted average remaining lease term (years)	2.7	2.7	8.3	8.2
Weighted average discount rate	3.15%	3.76%	5.69%	6.25%

Maturities of lease liabilities as of December 31, 2020 are as follows:

(in thousands)	Finance Leases	Operating Leases
2021	$2,541	$21,562
2022	2,030	18,265
2023	1,316	15,952
2024	379	15,481
2025	—	14,648
Thereafter	—	61,748
Total lease payments	6,266	147,656
Less imputed interest	(180)	(32,124)
Total	$6,086	$115,532

As of December 31, 2020, we have 2 operating leases for a facility which has not yet commenced with an initial lease liability of approximately $4.0 million and an initial term of between 4 and 5 years. This liability is not reflected in our consolidated balance sheet or the maturity schedule as of December 31, 2020 shown above.

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
For the Years Ended December 31, 2020, 2019 and 2018

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

Other Investments

Other investments are currently comprised of a minority equity investment in a foreign enterprise which we measure at cost and adjust to fair value on a quarterly basis when there are observable price changes in orderly transactions for the identical, or similar, investments. Changes in fair value are recorded within gain/(loss) on investments and other, net, in our consolidated statement of operations.

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

Swaps

The fair value of the Swaps was estimated based on market value quotes received from the counterparties to the agreements adjusted for credit-risk.

The fair values of our financial instruments as of December 31, 2020 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$167,422	$—	$—	$167,422
Restricted cash	8,713	1,698	—	10,411
Other investments	—	3,523	—	3,523
Total	$176,135	$5,221	$—	$181,356

Financial Liabilities:
Contingent consideration	$—	$—	$—	$—
Total debt	—	$1,889,812	—	1,889,812
Total	$—	$1,889,812	$—	$1,889,812

Derivatives:
Asset for Swaps	$—	$29	$—	$29
Liability for Swaps	$—	$80,426	$—	$80,426

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

The fair values of our financial instruments as of December 31, 2019 are presented in the following table:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$104,162	$—	$—	$104,162
Restricted cash	9,791	725	—	10,516
Other investments	—	1,898	—	1,898
Total	$113,953	$2,623	$—	$116,576

Financial Liabilities:
Contingent consideration	$—	$—	$—	$—
Total debt	—	1,690,731	—	1,690,731
Total	$—	$1,690,731	$—	$1,690,731

Derivatives:
Asset for Swaps	$—	$572	$—	$572
Liability for Swaps	$—	$47,691	$—	$47,691

The following non-financial instruments were measured at fair value, on a non-recurring basis, as of and for the year ended December 31, 2020:

		Fair Value Measurements Using
(in thousands)	Remaining Fair Value (1)	Level 1	Level 2	Level 3	Impairment Losses
Property and equipment, net	$—	$—	$—	$—	$1,228
Operating lease assets	—	—	—	—	1,081
	$—	$—	$—	$—	$2,309

(1)Remaining fair value represents the post-impairment fair value related to the specifically impaired asset(s)

Impairment charges of $1.2 million attributable to property and equipment, net were recorded for the year ended December 31, 2020 related to capitalized software in our UWS segment. Impairment charges of $1.1 million attributable to operating lease assets were recorded for the year ended December 31, 2020 related to a right-of-use asset.

The following non-financial instruments were measured at fair value, on a non-recurring basis, as of and for the year ended December 31, 2019:

		Fair Value Measurements Using
(in thousands)	Remaining Fair Value (1)	Level 1	Level 2	Level 3	Impairment Losses
Property and equipment, net	$—	$—	$—	$—	$12,312
Other intangible assets, net	—	—	—	—	35,600
Investment in affiliates, net	—	—	—	—	1,511
	$—	$—	$—	$—	$49,423

(1)Remaining fair value represents the post-impairment fair value related to the specifically impaired asset(s)

Impairment charges of $12.3 million attributable to property and equipment, net were recorded for the year ended December 31, 2019 primarily related to capitalized software in our UWS segment due to business transformation activities of our appraisal management company. Impairment charges of $35.6 million were recorded for the year ended December 31, 2019

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

attributable to other intangible assets, net, due to business transformation activities of our appraisal management company within our UWS segment and include $32.3 million for client lists and $3.3 million for licenses. Impairment charges of $1.5 million were recorded for the year ended December 31, 2019 due to other-than-temporary losses in value from the absence of an ability to recover the carrying amount of the investments.

The following non-financial instruments were measured at fair value, on a non-recurring basis, as of and for the year ended December 31, 2018:

		Fair Value Measurements Using
(in thousands)	Remaining Fair Value (1)	Level 1	Level 2	Level 3	Impairment Losses
Property and equipment, net	$—	$—	$—	$—	$7,687

(1)Remaining fair value represents the post-impairment fair value related to the specifically impaired asset(s)

Impairment charges of $7.7 million attributable to property and equipment, net, were recorded for the year ended December 31, 2018 primarily related to capitalized software in our UWS segment due to business transformation activities of our appraisal management company.

Due to observable price changes in an inactive market, we recorded a fair value adjustment of $6.6 million to lower the carrying amount of a minority equity investment for the year ended December 31, 2019, which amount was recorded within gain/(loss) on investments and other, net, in our consolidated statement of operations. As a result of the observable price change in 2019, we transferred the minority equity investment classification from Level 3 to Level 2 within the fair value hierarchy above.

Contingent Considerations

In connection with the 2019 acquisition of NTS, we entered into a contingent consideration agreement for up to $7.5 million in cash based upon certain revenue targets in fiscal years 2020 and 2021. This contingent consideration has been assessed with no fair value as of December 31, 2020 and 2019 using the Monte-Carlo simulation model.

In connection with the 2017 acquisition of Myriad Development, Inc., we entered into a contingent consideration agreement for up to $3.0 million in cash payable in 2022 upon the achievement of certain revenue targets ending fiscal year 2021. This contingent payment was originally recorded at a fair value of $1.8 million using the Monte-Carlo simulation model. The contingent payment is remeasured at fair value quarterly, and changes are recorded within income/(loss) on investments and other, net in our consolidated statements of operations. During the year ended December 31, 2018, we decreased the fair value of our contingent consideration by $1.5 million and recorded the gain in our consolidated statement of operations.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

Note 11 - Operating Revenues

Operating revenues by solution type consists of the following:

	For the Year Ended December 31, 2020
(in thousands)	PIRM	UWS	Corporate and Eliminations	Consolidated
Property insights	$489,717	$—	$—	$489,717
Insurance and spatial solutions	192,195	—	—	192,195
Flood data solutions	—	122,483	—	122,483
Valuations solutions	—	242,207	—	242,207
Property tax solutions	—	593,208	—	593,208
Other	—	14,933	(12,368)	2,565
Total operating revenue	$681,912	$972,831	$(12,368)	$1,642,375

	For the Year Ended December 31, 2019
(in thousands)	PIRM	UWS	Corporate and Eliminations	Consolidated
Property insights	$475,072	$—	$—	$475,072
Insurance and spatial solutions	187,944	—	—	187,944
Flood data solutions	—	81,348	—	81,348
Valuations solutions	—	288,756	—	288,756
Property tax solutions	—	394,764	—	394,764
Other	—	22,500	(9,511)	12,989
Total operating revenue	$663,016	$787,368	$(9,511)	$1,440,873

Property Insights

Our property insights solutions combine our patented predictive analytics with our proprietary and contributed data to enable our clients to improve customer acquisition and retention, detect and prevent fraud, improve mortgage transaction cycle time and cost efficiency, identify real estate trends and neighborhood characteristics, track market performance, and increase market share. Our data is comprised of real estate information, incorporating crime, site inspection, neighborhood, document images, and other information from proprietary sources. We also offer verification of applicant income, identity and employment services. We typically license data in one of two forms: bulk data licensing and transactional licensing. Operating revenue for bulk data licensing contracts that provide a stand-ready obligation or include substantive updates to the intellectual property which is recognized ratably over the contractual term; otherwise, operating revenue is recognized upon delivery. For transactional licensing, we recognize operating revenue based on usage.

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
For the Years Ended December 31, 2020, 2019 and 2018

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

Contract Costs

Incremental costs to obtain or fulfill client contracts are recognized as an asset. As of December 31, 2020, we had $13.2 million of current deferred contract costs which are presented in prepaid expenses and other current assets as well as $24.2 million of long-term deferred contract costs which are presented in other assets in our consolidated balance sheet. As of December 31, 2019, we had $9.8 million of current deferred contract costs which are presented in prepaid expenses and other current assets as well as $23.1 million of long-term deferred contract costs which are presented in other assets in our consolidated balance sheet. Our deferred contract costs primarily include certain set-up and acquisition costs related to property tax solutions, which amortize ratably over an expected 10-year life, adjusted for early loan cancellations. For the year ended December 31, 2020 and 2019, we recorded amortization associated with deferred contract costs of $20.7 million and $13.9 million, respectively.

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

As of December 31, 2020, we had $1.0 billion in contract liabilities compared to $883.8 million as of December 31, 2019. The overall change of $145.3 million in contract liability balances are primarily due to $916.4 million of new deferred billings in the current year, as well as approximately $0.7 million related to acquisition activity, and other increases of $1.5 million; partially offset by $773.3 million of operating revenue recognized, of which $402.0 million related to contracts previously deferred.

Remaining Performance Obligations

The majority of our arrangements are between 1 and 3 years with a significant portion being 1 year or less. For the remaining population of non-cancellable and fixed arrangements greater than one year, as of December 31, 2020, we have $1.3 billion of remaining performance obligations. We expect to recognize approximately 34% percent of our remaining revenue backlog in 2021, 22% in 2022, 14% in 2023 and 30% thereafter. See further discussion on performance obligations in Note 2 - Significant Accounting Policies.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

Note 12 - Share-Based Compensation

We utilize RSUs and PBRSUs as our primary share-based compensation instruments for employees and directors. Prior to 2015, we also utilized stock options as a share-based compensation instrument.

Restricted Stock Units

For the years ended December 31, 2020, 2019 and 2018, we awarded 785,557, 644,637 and 564,073 RSUs, respectively, with an estimated fair value of $29.3 million, $23.7 million and $26.1 million, respectively. The RSU awards typically vest ratably over 3 years. RSU activity for the year ended December 31, 2020 is as follows:

(in thousands, except weighted average fair value prices)	Number of Shares	Weighted Average Grant-Date Fair Value
December 31, 2019	1,032	$39.84
RSUs granted	786	$37.26
RSUs vested	(553)	$40.49
RSUs forfeited	(71)	$37.41
December 31, 2020	1,194	$38.01

As of December 31, 2020, there was $22.1 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 1.6 years. The fair value of RSUs is based on the market value of the Company’s shares on the date of grant.

Performance-Based Restricted Stock Units

For the years ended December 31, 2020, 2019 and 2018, we awarded 385,053, 219,026 and 408,097 PBRSUs, respectively, with an estimated fair value of $15.9 million, $8.2 million and $19.2 million, respectively. These awards are generally subject to service-based, performance-based and market-based vesting conditions.

The 2020 grants include 5,260 PBRSUs that did not include a market-based condition but have adjusted EBITDA margin as the performance metric. For the remaining grants the performance metric is adjusted earnings per share. The service and performance period for the 2020 grants is from January 2020 to December 2022 and the performance metric is adjusted earnings per share, subject to modification based on relative total stockholder return, a market-based vesting condition.

The performance and service period for the PBRSUs awarded during 2019 is from January 2019 to December 2021. The 2019 grants include 15,562 PBRSUs that did not include a market-based condition but have adjusted EBITDA margin or organic revenue growth rate as the performance metric. For the remaining grants the performance metric is adjusted earnings per share. The service and performance period for the 2019 grants is from January 2019 to December 2021.

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

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

The fair values of the 2020, 2019, and 2018 awards were estimated using Monte-Carlo simulation with the following weighted-average assumptions:

	2020	2019	2018

Expected dividend yield (1)	—%	—%	—%
Risk-free interest rate (2)	0.55%	2.44%	2.38%
Expected volatility (3)	33.92%	28.24%	23.63%
Average total shareholder return (3)	(18.49)%	17.15%	6.11%

(1)Since PBRSU participants are credited with dividend equivalent shares when dividends are paid, 0.00% was used in the Monte-Carlo simulation which is mathematically equivalent to paying dividend equivalents upon vesting. Please see Note 2 - Significant Accounting Policies for further information regarding dividends
(2)The risk-free interest rate for the periods within the contractual term of the PBRSUs is based on the US Treasury yield curve in effect at the time of the grant.
(3)The expected volatility and average total shareholder return are measures of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.

PBRSU activity for the year ended December 31, 2020 is as follows:

(in thousands, except weighted average fair value prices)	Number of Shares	Weighted Average Grant-Date Fair Value
December 31, 2019	636	$42.62
PBRSUs granted	385	$41.32
PBRSUs vested	(306)	$43.93
PBRSUs forfeited	(44)	$43.35
December 31, 2020	671	$41.89

As of December 31, 2020, there was $14.5 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 1.7 years. The fair value of PBRSUs is based on the market value of our common stock on the date of grant.

Stock Options

We did not issue any options for the years ended December 31, 2020, 2019 and 2018, respectively. Option activity for the year ended December 31, 2020 is as follows:

(in thousands, except weighted average prices)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2019	479	$19.59
Options exercised	(321)	$15.81
December 31, 2020	158	$27.26	2.5	$7,915

As of December 31, 2020, there was no unrecognized compensation cost related to unvested stock options.

The intrinsic value of options exercised was $18.2 million, $1.6 million and $14.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

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

The following table sets forth the share-based compensation expense recognized for the years ended December 31, 2020, 2019 and 2018:

(in thousands)	2020	2019	2018
RSUs	$23,461	$21,810	$24,419
PBRSUs	18,843	11,399	10,275
Stock options	—	—	—
Employee stock purchase plan	2,758	1,963	1,759
Total	$45,062	$35,172	$36,453

The above share-based compensation expense has $3.3 million, $2.2 million and $4.9 million included within cost of services for the years ended December 31, 2020, 2019 and 2018, respectively. Additionally, we recognized $1.0 million, $1.1 million, and $0.7 million of share-based compensation expense for the years ended December 31, 2020, 2019 and 2018, respectively, reported within income/(loss) from discontinued operations

Note 13 - Employee Benefit Plans

We currently offer a variety of employee benefit plans, including two non-qualified defined benefit plans, the CoreLogic, Inc. 401(k) Savings Plan ("Savings Plan"), and a deferred compensation plan.

Non-qualified Plans

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

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

The following table summarizes the balance sheet impact, including benefit obligations, assets and funded status associated with the SERPs and Restoration Plan as of December 31, 2020 and 2019:

(in thousands)	2020	2019
Change in projected benefit obligation:
Benefit obligation at beginning of period	$31,911	$28,088
Interest costs	973	1,136
Actuarial losses/(gains)	2,672	4,131
Benefits paid	(1,497)	(1,444)
Projected benefit obligation at end of period	$34,059	$31,911

Change in plan assets:
Plan assets at fair value at beginning of period	$—	$—
Company contributions	1,497	1,444
Benefits paid	(1,497)	(1,444)
Plan assets at fair value at end of the period	$—	$—
Reconciliation of funded status:
Unfunded status of the plans	$(34,059)	$(31,911)

Amounts recognized in the consolidated balance sheet consist of:
Accrued salaries and benefits	$(1,727)	$(1,451)
Other liabilities	(32,332)	(30,460)
	$(34,059)	$(31,911)
Amounts recognized in accumulated other comprehensive loss:
Unrecognized net actuarial loss	$14,792	$12,617
Unrecognized prior service credit	(180)	(1,077)
	$14,612	$11,540

The net periodic pension cost for the years ended December 31, 2020, 2019 and 2018, for the SERP, and Restoration Plan includes the following components:

(in thousands)	2020	2019	2018
Expenses:
Interest costs	$973	$1,136	$1,072
Expected return on plan assets	—	—	—
Amortization of net loss	498	324	485
Amortization of prior service credit	(898)	(1,120)	(1,145)
Net periodic benefit cost	$573	$340	$412

Weighted-average discount rate used to determine costs for the plans were as follows:

	2020	2019	2018
SERPs	3.12%	4.15%	3.50%
Restoration Plan	3.12%	4.23%	3.57%

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

Weighted-average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	2020	2019
SERPs
Discount rate	2.33%	3.12%
Restoration Plan
Discount rate	2.36%	3.12%

The discount rate assumptions utilized reflect the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments.

The following table provides the funded status in the defined Restoration Plan and SERPs as of December 31, 2020, 2019 and 2018:

(in thousands)	2020	2019
Projected benefit obligation	$34,059	$31,911
Accumulated benefit obligation	$34,059	$31,911
Plan assets at fair value at end of year	$—	$—

The following benefit payments for all plans for the next ten years, which reflect expected future turnover, as appropriate, are expected to be paid as follows:

(in thousands)
2021	$1,747
2022	1,958
2023	1,938
2024	1,917
2025	1,899
2026-2030	9,093
Total	$18,552

Savings Plan

The Savings Plan allows for employee-elective contributions up to the maximum deductible amount as determined by the Internal Revenue Code. We make discretionary matching contributions to the Savings Plan based on participant contributions as well as discretionary contributions. The expense within continuing operations for the years ended December 31, 2020, 2019 and 2018 related to the Savings Plan were $13.6 million, $9.6 million and $11.1 million, respectively. The Savings Plan allows the participants to purchase shares of our common stock as one of the investment options, subject to certain limitations. The Savings Plan held 490,142 and 568,617 shares of our common stock, representing 0.7% and 0.7% of the total shares outstanding at December 31, 2020 and 2019, respectively.

Deferred Compensation Plan

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

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

The value of the assets underlying our deferred compensation plan was $34.4 million and $31.8 million as of December 31, 2020 and 2019, respectively, and is included in other assets in the accompanying consolidated balance sheets. The unfunded liability for our deferred compensation plan was $41.8 million and $36.9 million as of December 31, 2020 and 2019, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.

Note 14 - Litigation and Regulatory Contingencies

We have been named in various lawsuits and we are, from time to time, subject to audit or investigation by governmental agencies arising in the ordinary course of business.

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

See Note 18 - Discontinued Operations for additional information on litigation matters within RPS.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

Note 15 - Income Taxes

Income/(loss) before income taxes from continuing operations is as follows for the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
(in thousands)	Income from Continuing Operations	Equity in Earnings of Affiliates	Income/(Loss) from Continuing Operations	Equity in Earnings of Affiliates	Income from Continuing Operations	Equity in Earnings of Affiliates
United States	$280,709	$2,477	$31,475	$741	$84,812	$1,989
Foreign	23,248	—	(68)	—	17,292	—
Total	$303,957	$2,477	$31,407	$741	$102,104	$1,989

Provision for Income Taxes

The provision for taxes consists of the following for the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
(in thousands)	Income from Continuing Operations	Equity in Earnings of Affiliates	Income/(Loss) from Continuing Operations	Equity in Earnings of Affiliates	Income/(Loss) from Continuing Operations	Equity in Earnings of Affiliates
Current:
Federal	$5,042	$494	$(415)	$148	$2,824	$397
State	3,737	124	(12,396)	37	(4,488)	99
Foreign	10,955	—	8,974	—	8,504	—
Total Current	19,734	618	(3,837)	185	6,840	496
Deferred:
Federal	19,039	—	3,717	—	20,479	—
State	2,442	—	(779)	—	1,367	—
Foreign	351	—	(908)	—	901	—
Total Deferred	21,832	—	2,030	—	22,747	—
Total income tax provision	$41,566	$618	$(1,807)	$185	$29,587	$496

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

A reconciliation of the provision for taxes based on the federal statutory income tax rate on income from continuing operations to our effective income tax rate is as follows for the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
	Income from Continuing Operations	Equity in Earnings of Affiliates	Income from Continuing Operations	Equity in Earnings of Affiliates	Income from Continuing Operations	Equity in Earnings of Affiliates
Federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.1	4.0	8.7	4.0	3.5	4.0
Foreign taxes in excess of federal rate	2.2	—	26.2	—	5.9	—
Nontaxable/nondeductible items	(0.6)	—	0.5	—	(3.9)	—
Change in uncertain tax positions	(2.1)	—	1.6	—	(3.1)	—
Research and development credits	(1.9)	—	(17.1)	—	(6.6)	—
Net impact of FAFC indemnity	—	—	(37.4)	—	0.5	—
Return to provision adjustments	(0.4)	—	(4.1)	—	(0.4)	—
Federal tax rate reduction	—	—	(5.9)	—	(1.4)	—
Transition tax	—	—	—	—	12.3	—
IRS exam settlement	(6.2)	—	—	—	—	—
Capital losses utilized	(2.7)	—	—	—	—	—
Other items, net	1.3	—	0.8	—	1.2	—
Effective income tax rate	13.7%	25.0%	(5.7)%	25.0%	29.0%	25.0%

For the years ended December 31, 2020, 2019 and 2018, we recognized income tax benefits of $5.8 million, $5.4 million, and $6.8 million respectively, related to domestic research and development credits.

During 2020 we recognized a tax benefit of approximately $26.6 million upon the closure of our 2010-2012 IRS audit examination. In 2019 we recognized a benefit of $15.3 million related to the reversal of the state tax reserves when the statue of limitations expired in our principal state jurisdictions.

As of December 31, 2018, we completed our accounting for the income tax effects of the Tax Cuts and Jobs Act, or TCJA. No further adjustments were made with respect to the previously recorded provisional amounts which included a benefit for the one-time remeasurement of our deferred taxes of $38.0 million. During 2018, we recorded a one-time charge for the transition tax in the amount of $12.5 million. Additionally, we elected to treat the tax impacts of the Global Intangible Low-Taxed Income, or GILTI, as a current period expense when incurred under the period cost method.

As of December 31, 2020, we had $67.6 million of cash in foreign jurisdictions that primarily reflects the undistributed earnings from foreign subsidiaries of approximately $179.0 million. If these earnings are repatriated in the future, an immaterial amount of withholding taxes may be assessed. Currently, all such earnings are intended to be indefinitely reinvested in foreign operations and no incremental US tax or withholding taxes have been provided for these earnings.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

Deferred Tax Assets and Liabilities

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carry-forwards for tax purposes. The components of the deferred income tax assets and liabilities as of December 31, 2020 and 2019 for continuing operations are as follows:

(in thousands)	2020	2019
Deferred tax assets:
Net losses and credit carry-forwards	$47,489	$60,329
Contract liabilities	110,653	120,583
Investment in affiliates	1,078	4,626
Employee benefits	28,613	28,468
Accrued expenses and loss reserves	16,118	13,512
Operating lease liabilities	27,311	25,748
Unrealized gains and losses	23,705	14,371
Other	16,751	13,640
Less: valuation allowance	(40,656)	(49,863)
	$231,062	$231,414
Deferred tax liabilities:
Depreciable and amortizable assets	305,147	293,151
Operating lease assets	17,768	15,891
Investment in affiliates	—	15,360
	$322,915	$324,402
Net deferred tax liability	$(91,853)	$(92,988)

As of December 31, 2020, and 2019, we had federal net operating losses (“NOLS”) of $116.7 million and $130.2 million, respectively, which begin to expire in 2022. The state NOLS were $273.5 million and $274.4 million as of December 31, 2020 and 2019, respectively, which begin to expire in 2021. The foreign NOLS were $20.8 million and $25.7 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020, we had available federal and state capital losses of $2.1 million expiring in 2022. A portion of our NOLS and capital losses may be utilized prior to the expiration of carryover statutes. The change of ownership provisions of the Tax Reform Act of 1986 may limit utilization of a portion of our domestic NOL and tax credit carry-forwards to future periods.

As of December 31, 2020, and 2019, we had valuation allowances of approximately $40.7 million and $49.9 million, respectively, against certain US and foreign deferred tax assets. The decrease in the valuation allowance was primarily due to the utilization of capital loss carryforwards against current year capital gains and also the disposition of certain investments. Both the capital losses and the investments had previously been subject to a full valuation allowance.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

Unrecognized Tax Benefits

A reconciliation of the unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018 are as follows:

(in thousands)	2020	2019	2018
Unrecognized tax benefits - opening balance	$9,993	$18,040	$20,325
Gross increases - tax positions in prior period	—	—	58
Gross decreases - tax positions in prior period	(4,803)	(340)	(31)
Gross increases - current-period tax positions	693	1,078	1,362
Settlements with taxing authorities	(2,381)	—	—
FAFC indemnification release	—	(8,362)	—
Expiration of the statute of limitations for the assessment of taxes	(365)	(423)	(3,674)
Unrecognized tax benefits - ending balance	$3,137	$9,993	$18,040

As of December 31, 2020, and 2019, our unrecognized tax benefits of $3.1 million and $10.0 million, respectively, include $3.1 million and $10.0 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate.

We recognize a provision for interest and penalties related to uncertain tax positions in income tax expense in the accompanying consolidated statements of operations. For the years ended December 31, 2020, 2019, and 2018, we recognized an insignificant amount of net interest and penalties. As of December 31, 2020, and 2019, we had $0.5 million and $2.0 million, respectively, accrued for the payment of interest and penalties. These balances are gross amounts before any tax benefits and are included in other liabilities in the accompanying consolidated balance sheets.

In July 2020, we closed our 2010-2012 IRS Examination which resulted in the reversal of approximately $6.5 million of unrecognized tax benefits and a reversal of approximately $1.3 million of accrued interest and penalties. Additionally, we recognized a benefit of approximately $18.8 million for recoveries of attributes.

In May 2019, the statute of limitations on the remaining reserves subject to indemnification with FAFC expired, which effectively eliminated the indemnification receivable and also resulted in a discrete tax benefit of $15.3 million.

We are currently under examination for the tax year 2016 by the US, our primary taxing jurisdiction, and for other years by various other taxing authorities. It is reasonably possible the amount of our unrecognized tax benefits as well as valuation allowance, with respect to certain tax attributes, could be significantly impacted which would have an impact on net income. In the next 12 months, we expect expirations of statutes of limitations on reserves of approximately $0.5 million.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

Note 16 - Earnings/(Loss) Per Share

The following is a reconciliation of net income per share for the years ended December 31, 2020, 2019 and 2018, using the treasury-stock method:

(in thousands, except per share amounts)	2020	2019	2018
Numerator for basic and diluted net income/(loss) per share:
Net income from continuing operations	$264,250	$33,770	$74,010
Income from discontinued operations, net of tax	34,363	15,610	47,854
Gain from sale of discontinued operations, net of tax	2,742	—	—
Net income	$301,355	$49,380	$121,864
Denominator:
Weighted-average shares for basic income per share	78,542	79,885	80,854
Dilutive effect of stock options and RSUs	1,953	1,136	1,421
Weighted-average shares for diluted income per share	80,495	81,021	82,275
Income/(loss) per share
Basic:
Net income from continuing operations	$3.36	$0.42	$0.92
Income from discontinued operations, net of tax	0.44	0.20	0.59
Gain from sale of discontinued operations, net of tax	0.03	—	—
Net income	$3.83	$0.62	$1.51
Diluted:
Net income from continuing operations	$3.28	$0.42	$0.90
Income from discontinued operations, net of tax	0.43	0.19	0.58
Gain from sale of discontinued operations, net of tax	0.03	—	—
Net income	$3.74	$0.61	$1.48

For the year ended December 31, 2020, an aggregate of less than $0.1 million RSUs and PBRSUs were excluded from the weighted-average diluted common shares outstanding due to their anti-dilutive effect. For the years ended December 31, 2019 and 2018, an aggregate of less than $0.1 million RSUs, PBRSUs, and stock options were excluded from the weighted-average diluted common shares outstanding for both periods due to their anti-dilutive effect.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

Note 17 - Acquisitions

In January 2020, we acquired the remaining 66% of Location for $11.5 million, subject to certain working capital adjustments. Location is a leading provider of geographic location indicators for crime and non-weather related events connected to underwriting risk assessment. This acquisition further progresses our long-term strategic plan by adding scale to our insurance and spatial businesses. Location is included as a component of our PIRM segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We have preliminarily recorded proprietary technology of $6.0 million with an estimated useful life of 10 years, client lists of $0.3 million with an estimated useful life of 5 years, trademarks of $0.8 million with an estimated useful life of 8 years, non-compete agreements of $0.4 million with an estimated useful life of 5 years, and goodwill of $12.6 million. As of December 31, 2020, goodwill increased by $0.3 million as a result of a change in the purchase price allocation for certain working capital adjustments. In connection with this acquisition, we remeasured our then-existing 34% investment ownership in Location which resulted in a $0.6 million step-up gain that we recorded within gain/(loss) on investments and other, net, in our consolidated statement of operations for the year-ended December 31, 2020.

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
For the Years Ended December 31, 2020, 2019 and 2018

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

For the years ended December 31, 2020, 2019 and 2018, the business combinations in each respective period did not have a material impact on our consolidated statements of operations; and we incurred $0.3 million, $0.4 million and $4.2 million, respectively, of acquisition-related costs within selling, general and administrative expenses in our consolidated statements of operations.

Note 18 - Discontinued Operations

In July 2020, we announced our intentions to pursue the sale of our reseller businesses focused on mortgage credit and borrower verification and multi-family tenant screening. Although market leaders in their respective business areas, these reseller businesses are not compatible with our long-term strategic imperatives. The divestiture of these operations is expected to improve our revenue growth trends, revenue mix, and significantly enhance profit margins. In October 2020, we consummated the sale of a component of RPS for $9.0 million, which resulted in a gain on sale of discontinued operations of $2.7 million, net of tax. In February 2021, we sold the remainder of RPS for $51.2 million. We expect to sell the remainder of these businesses to third parties during the next fiscal year. RPS was included within the PIRM reporting unit and CS was included within the UWS reporting unit prior to the RPS and CS disposal groups being presented as discontinued operations.

For the year ended December 31, 2020, we recorded $1.3 million in costs directly related to the sale of these reseller businesses. Each of these businesses is reflected in our accompanying consolidated financial statements as discontinued operations.

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

Summarized below are certain assets and liabilities classified as discontinued operations as of December 31, 2020, and 2019:

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

(in thousands)
December 31, 2020	PIRM	UWS	AMPS	ELI	Total
Cash and cash equivalents	$971	$1,501	$—	$—	$2,472
Accounts receivable and other assets	4,063	42,806	268	—	47,137
Property and equipment, net	5,586	24,651	—	—	30,237
Goodwill, net	24,272	79,931	—	—	104,203
Capitalized data and database costs, net	17,377	991	—	—	18,368
Total assets	$52,269	$149,880	$268	$—	$202,417

Accounts payable and accrued expenses	$2,584	$24,048	$240	$1	$26,873
Deferred income tax and other liabilities	10,686	6,725	—	393	17,804
Total liabilities	$13,270	$30,773	$240	$394	$44,677

December 31, 2019
Cash and cash equivalents	$711	$313	$—	$—	$1,024
Accounts receivable and other assets	4,136	36,152	268	20	40,576
Income tax receivable	—	—	—	6,166	6,166
Property and equipment, net	4,831	21,520	—	—	26,351
Goodwill, net	29,269	79,931	—	—	109,200
Capitalized data and database costs, net	17,781	888	—	—	18,669
Total assets	$56,728	$138,804	$268	$6,186	$201,986

Accounts payable and accrued expenses	$1,772	$18,276	$240	$22	$20,310
Deferred income tax and other liabilities	8,662	13,343	—	393	22,398
Total liabilities	$10,434	$31,619	$240	$415	$42,708

In connection with our intent to exit our reseller businesses, we allocated $29.3 million and $79.9 million of goodwill from our PIRM and UWS reporting units, respectively, to the RPS and CS disposal groups, respectively. The allocated amounts were determined by calculating the relative fair values between the disposal group and its respective reporting unit using a combination of the income and market approaches. Determining the fair value of a disposal group and reporting unit is judgmental and requires assumptions and estimates of many critical factors, including revenue growth rates, cost of services, selling, general and administrative expenses, market multiples, discount rates, and indicative fair market values from potential participants at the time of valuation. The estimated fair values supported the net book value of our disposal groups.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

Summarized below are the components of our income/(loss) from discontinued operations, net of tax for the years ended December 31, 2020, 2019 and 2018:

(in thousands)
For the Year Ended December 31, 2020	PIRM	UWS	AMPS	ELI	Total
Operating revenue	$35,860	$338,448	$—	$—	$374,308
Cost of services (exclusive of depreciation and amortization)	17,591	278,566	—	—	296,157
Selling, general, administrative and other expenses	13,502	13,163	1	(19)	26,647
Depreciation and amortization	4,906	3,770	—	—	8,676
Gain on investments and other, net	—	(3,803)	—	—	(3,803)
Income/(loss) from discontinued operations before income taxes	(139)	46,752	(1)	19	46,631
Provision/(benefit) for income taxes	(35)	12,298	—	5	12,268
Income/(loss) from discontinued operations, net of tax	$(104)	$34,454	$(1)	$14	$34,363

For the Year Ended December 31, 2019
Operating revenue	$43,756	$277,606	$—	$—	$321,362
Cost of services (exclusive of depreciation and amortization)	21,835	226,181	—	—	248,016
Selling, general, administrative and other expenses	10,859	6,371	(245)	23,521	40,506
Depreciation and amortization	7,724	4,892	—	—	12,616
Gain on investments and other, net	—	(577)	—	—	(577)
Income/(loss) from discontinued operations before income taxes	3,338	40,739	245	(23,521)	20,801
Provision/(benefit) for income taxes	833	10,166	61	(5,869)	5,191
Income/(loss) from discontinued operations, net of tax	$2,505	$30,573	$184	$(17,652)	$15,610

For the Year Ended December 31, 2018
Operating revenue	$51,519	$300,489	$—	$—	$352,008
Cost of services (exclusive of depreciation and amortization)	22,403	236,733	400	—	259,536
Selling, general, administrative and other expenses	9,220	7,550	(35)	414	17,149
Depreciation and amortization	7,395	3,459	—	—	10,854
Gain on investments and other, net	—	703	—	—	703
Income/(loss) from discontinued operations before income taxes	12,501	52,044	(365)	(414)	63,766
Provision/(benefit) for income taxes	3,121	12,985	(91)	(103)	15,912
Income/(loss) from discontinued operations, net of tax	$9,380	$39,059	$(274)	$(311)	$47,854

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

Litigation Matters

In the RPS sale transaction, we retained liabilities relating to pending litigation involving RPS.

Fair Credit Reporting Act Class Actions

In July 2017, CoreLogic Rental Property Solutions, LLC (“RPS LLC”) was named as a defendant in Claudinne Feliciano, et. al., v. CoreLogic SafeRent, LLC, a putative class action lawsuit in the US District Court for the Southern District of New York. The named plaintiff alleges that RPS LLC prepared a background screening report about her that contained a record of a New York Housing Court action without noting that the action had previously been dismissed. On this basis, she seeks damages under the Fair Credit Reporting Act and the New York Fair Credit Reporting Act on behalf of herself and a class of similarly situated consumers with respect to reports issued during the period of July 2015 to the present. In July 2019, the District Court issued an order certifying a class of approximately 2,000 consumers. In June 2020, we reached an agreement to resolve the case. At a hearing on February 23, 2021, the District Court granted final approval of the settlement. The settlement amount was recorded during the quarter ended June 30, 2020.

In May 2020, RPS LLC was named as a defendant in Terry Brown v. CoreLogic Rental Property Solutions, LLC, a putative class action lawsuit filed in the US District Court for the Eastern District of Virginia. The named plaintiff alleges that RPS LLC prepared a background screening report about him that included a sex offender record that did not relate to him. He seeks damages under the Fair Credit Reporting Act on behalf of himself and a class of similarly situated consumers, as well as a subclass of consumers for whom misattributed sex offender records were removed following a dispute. The Company intends to vigorously defend itself in the litigation.

In June 2020, CoreLogic Credco, LLC (“Credco”) was named as a defendant in Marco Fernandez v. CoreLogic Credco, LLC, a putative class action lawsuit filed in California Superior Court in San Diego County. The named plaintiff alleges that Credco provided a lender with a consumer report about him that erroneously indicated he is on the Office of Foreign Asset Control’s list of Specially Designated Nationals and Blocked Persons (“OFAC List”). He further alleges that Credco failed to provide him with a copy of the OFAC List designation upon request, failed to notify him of what entities had received such a notification in the past, and failed to respond to his effort to dispute the item. He seeks to represent three classes and four subclasses based upon these allegations, and asserts seven claims under the Fair Credit Reporting Act, the California Credit Reporting Agencies Act, and California’s Unfair Competition law. The Company has removed the case to the US District Court for the Southern District of California, where the case remains pending.

Fair Value on Contingent Consideration

In connection with the 2017 acquisitions related to our discontinued operations, we entered into a contingent consideration agreement for up to $17.5 million in cash payable in 2022 upon the achievement of certain revenue targets ending fiscal year 2021. This contingent payment was originally recorded at a fair value of $4.4 million using the Monte-Carlo simulation model. The contingent payment is remeasured at fair value quarterly, and changes are recorded within income/(loss) from discontinued operations, net of tax, in our consolidated statements of operations. During the years ended December 31, 2020 and 2019 we decreased the fair value of our contingent consideration by $3.8 million and $0.6 million, respectively; and for the year ended December 31, 2018 we increased the fair value of our contingent consideration by $0.7 million.

Note 19 - Segment Information

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

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

The operating results of our PIRM segment included intercompany revenues of $10.2 million, $6.2 million, and $4.0 million for the years ended December 31, 2020, 2019 and 2018, respectively; and intercompany expenses of $2.2 million, $3.3 million and $3.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The operating results of our UWS segment included intercompany revenues of $2.2 million, $3.3 million, and $3.0 million for the years ended December 31, 2020, 2019 and 2018, respectively; and intercompany expenses of $3.4 million, $4.3 million and $4.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

We also separately report on our corporate and eliminations. Corporate consists primarily of costs and expenses not allocated to our segments, investment gains and losses, interest expense, and our provision for income taxes.

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

Selected segment financial information is as follows:

(in thousands)					Consolidated (Excluding Discontinued Operations)
For the Year Ended December 31, 2020	PIRM	UWS	Corporate	Eliminations
Operating revenue	$681,912	$972,831	$—	$(12,368)	$1,642,375
Depreciation and amortization	$93,640	$48,126	$32,679	$—	$174,445
Operating income/(loss)	$90,931	$431,690	$(191,639)	$—	$330,982
Equity in earnings/(losses) of affiliates, net of tax	$2,483	$—	$(624)	$—	$1,859
Net income/(loss) from continuing operations	$129,865	$431,873	(297,488)	$—	$264,250
Capital expenditures	$61,934	$8,481	$28,695	$—	$99,110

For the Year Ended December 31, 2019
Operating revenue	$663,016	$787,368	$—	$(9,511)	$1,440,873
Depreciation and amortization	$94,862	$51,337	$28,901	$—	$175,100
Operating income/(loss)	$53,607	$194,654	$(126,226)	$—	$122,035
Equity in earnings/(losses) of affiliates, net of tax	$930	$(12)	$(362)	$—	$556
Net income/(loss) from continuing operations	$47,759	$194,454	(208,443)	—	$33,770
Capital expenditures	$56,065	$9,306	$49,375	$—	$114,746

For the Year Ended December 31, 2018
Operating revenue	$646,804	$796,550	$—	$(6,984)	$1,436,370
Depreciation and amortization	$95,866	$62,011	$23,265	$—	$181,142
Operating income/(loss)	$59,395	201,350	$(103,375)	$—	$157,370
Equity in (losses)/earnings of affiliates, net of tax	$2,093	$(23)	$(577)	$—	$1,493
Net income/(loss) from continuing operations	$75,336	$201,259	$(202,585)	$—	$74,010
Capital expenditures	$48,019	$9,264	$26,869	$—	$84,152

(in thousands)					Consolidated (Excluding Discontinued Operations)
December 31, 2020	PIRM	UWS	Corporate	Eliminations
Investment in affiliates, net	$—	$—	$—	$—	$—
Long-lived assets	$1,669,280	$1,835,368	$5,891,296	$(5,868,585)	$3,527,359
Total assets	$1,892,424	$2,013,089	$6,046,238	$(5,870,974)	$4,080,777

December 31, 2019
Investment in affiliates, net	$14,179	$—	$2,487	$—	$16,666
Long-lived assets	$1,756,984	$1,874,624	$5,851,913	$(5,931,176)	$3,552,345
Total assets	$1,932,643	$2,008,233	$5,950,472	$(5,934,053)	$3,957,295

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

Operating revenue is attributed to countries based on location of the revenue-generating business. Operating revenue separated between domestic and foreign operations and by segment is as follows:

	Year Ended December 31,
	2020		2019		2018
(in thousands)	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
PIRM	$494,129	$187,783	$478,321	$184,695	$477,948	$168,856
UWS	972,831	—	787,368	—	796,536	—
Corporate	—	—	—	—	—	—
Eliminations	(12,368)	—	(9,511)	—	(6,970)	—
Consolidated	$1,454,592	$187,783	$1,256,178	$184,695	$1,267,514	$168,856

Long-lived assets separated between domestic and foreign operations and by segment are as follows:

	As of December 31,
	2020		2019
(in thousands)	Domestic	Foreign	Domestic	Foreign
PIRM	$1,254,729	$414,551	$1,274,066	$482,918
UWS	1,835,368	—	1,874,624	—
Corporate	5,131,183	760,113	5,093,349	758,564
Eliminations	(5,108,472)	(760,113)	(5,172,612)	(758,564)
Consolidated (excluding assets of discontinued operations)	$3,112,808	$414,551	$3,069,427	$482,918

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

Note 20 - Unaudited Quarterly Financial Data

The following tables sets forth certain unaudited consolidated quarterly financial data for the years ended 2020 and 2019:

	For the Quarters Ended
(in thousands, except per share amounts)	3/31/2020	6/30/2020	9/30/2020	12/31/2020
Operating revenue	$352,920	$385,086	$436,727	$467,642
Operating income	$55,193	$82,211	$73,183	$120,395
Equity in (losses)/earnings of affiliates, net of tax	$512	$376	$971	$—
Components of net income:
Net income from continuing operations	$24,284	$51,069	$102,467	$86,430
Loss from discontinued operations, net of tax	9,535	7,935	10,679	6,214
Gain from sale of discontinued operations, net of tax	—	—	—	2,742
Net income	$33,819	$59,004	$113,146	$95,386
Basic income/(loss) per share:
Net income from continuing operations	$0.31	$0.64	$1.29	$1.13
Loss from discontinued operations, net of tax	0.12	0.10	0.13	0.08
Gain from sale of discontinued operations, net of tax	—	—	—	0.04
Net income	$0.43	$0.74	$1.42	$1.25
Diluted income/(loss) per share:
Net income from continuing operations	$0.30	$0.63	$1.26	$1.10
Loss from discontinued operations, net of tax	0.12	0.10	0.13	0.08
Gain from sale of discontinued operations, net of tax	—	—	—	0.03
Net income	$0.42	$0.73	$1.39	$1.21
Weighted-average common shares outstanding:
Basic	79,028	79,403	79,467	76,271
Diluted	80,525	80,646	81,402	78,371

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

	For the Quarters Ended
(in thousands, except per share amounts)	3/31/2019	6/30/2019	9/30/2019	12/31/2019
Operating revenue	$337,723	$374,738	$375,571	$352,841
Operating income	$8,002	$1,801	$61,867	$50,365
Equity in earnings/(losses) of affiliates, net of tax	$(422)	$313	$607	$58
Components of net income:
Net income from continuing operations	$(7,873)	$(15,570)	$31,668	$25,545
Loss from discontinued operations, net of tax	9,559	9,999	(8,485)	4,537
Net income	$1,686	$(5,571)	$23,183	$30,082
Basic income/(loss) per share:
Net income from continuing operations	$(0.10)	$(0.19)	$0.40	$0.32
Loss from discontinued operations, net of tax	0.12	0.12	(0.11)	0.06
Net income	$0.02	$(0.07)	$0.29	$0.38
Diluted income/(loss) per share:
Net income from continuing operations	$(0.10)	$(0.19)	$0.39	$0.32
Loss from discontinued operations, net of tax	0.12	0.12	(0.10)	0.06
Net income	$0.02	$(0.07)	$0.29	$0.38
Weighted-average common shares outstanding:
Basic	80,179	80,473	79,761	79,125
Diluted	81,277	80,473	80,914	80,356

Note 21 – Subsequent Events

Proposed Merger

On February 4, 2021, we entered into the Merger Agreement with the Acquirer and Acquisition Sub. Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, Acquisition Sub would be merged with and into CoreLogic, which we refer to as the Merger, with CoreLogic continuing as the surviving corporation in the Merger and a wholly‑owned subsidiary of the Acquirer.

In the event the Merger is completed, except as otherwise provided in the Merger Agreement, each share of our common stock issued and outstanding immediately prior to the Effective Time shall be converted into the right to receive the Merger Consideration.

In addition, pursuant to the Merger Agreement, at the Effective Time:

•each Company stock option, whether or not vested, that is outstanding immediately prior to the Effective Time will automatically and without any required action on the part of the holder thereof, vest (if unvested) and be cancelled and converted into the right to receive an amount in cash, without interest, equal to the product of (i) the excess, if any, of (a) the Merger Consideration over (b) the per-share exercise price for such Company stock option multiplied by (ii) the total number of shares of our common stock underlying such Company stock option, provided that if the exercise price per share of our common stock of such Company stock option is equal to or greater than the Merger Consideration, such Company stock option shall be cancelled without any cash payment or other consideration being made in respect thereof;

•each then-outstanding RSU granted prior to February 4, 2021 will, automatically and without any required action on the part of the holder thereof, vest (if unvested) and be cancelled and converted into the right to receive an amount in cash, without interest, equal to the product of (i) the total number of shares of common stock underlying such RSU (including any shares of common stock in respect of dividend equivalent units credited thereon) multiplied by (ii) the Merger Consideration; and

CoreLogic, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018

•each then-outstanding PBRSU granted prior to February 4, 2021 will, automatically and without any required action on the part of the holder thereof, vest (if unvested) and be cancelled and converted into the right to receive an amount in cash, without interest, equal to the product of (i) the number of shares of our common stock underlying such PBRSU (including any shares of our common stock in respect of dividend equivalent units credited thereon) with performance measured in accordance with the terms of the applicable governing documents, as determined by the Board or a committee thereof after consultation with the Acquirer prior to the Effective Time multiplied by (ii) the Merger Consideration; and

•each RSU and PBRSU granted after February 4, 2021 will, immediately prior to the Effective Time, vest on a prorated basis (with PBRSUs vesting at the target level of performance), with such proration equal to a fraction, the numerator of which is the number of months from January 1, 2021 to the closing date of the Merger and the denominator of which is thirty-six, and be treated in accordance with the terms of the Merger Agreement, as described above. The portion of any equity award granted after February 4, 2021 that does not vest on a prorated basis will be forfeited without consideration.

If the Merger is consummated, CoreLogic’s securities will be de-listed from the New York Stock Exchange and de-registered under the Exchange Act as soon as practicable following the Effective Time.

Consummation of the Merger is subject to customary closing conditions, including (i) receipt of the Requisite Stockholder Approval, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the expiration of applicable waiting periods or clearance of the Merger, as applicable, under the antitrust and foreign investment laws of certain other jurisdictions, (iii) absence of any law or order issued by certain governmental authorities of competent jurisdiction, prohibiting the Merger, and (iv) the absence of a material adverse effect on CoreLogic.

Also on February 4, 2021, in connection with the execution of the Merger Agreement, CoreLogic entered into the Rights Agreement Amendment with Equiniti Trust Company, in order to (i) render the Rights Agreement inapplicable to the Merger and the transactions contemplated by the Merger Agreement, (ii) ensure that in connection with the transactions contemplated by the Merger Agreement, none of Saturn, Acquisition Sub, or any of their “Affiliates” or “Associates” (each as defined in the Rights Agreement) shall be deemed to be or become an Acquiring Person, and (iii) provide that the “Expiration Date” (as defined in the Rights Agreement) shall occur immediately prior to the Effective Time.

On February 16, 2021, the Board received an unsolicited acquisition proposal from CoStar Group, Inc. to acquire the Company in an all-stock transaction. The Board is carefully reviewing the proposal in consultation with outside legal counsel and financial advisors. The Merger Agreement remains in full force and effect, and the Board has not withdrawn or modified its recommendation that the stockholders of CoreLogic vote in favor of the approval of the Merger, the Merger Agreement and the transactions contemplated thereby.

Business Sale

In February 2021, the Company sold the remainder of RPS for $51.2 million subject to certain working capital adjustments.

Dividend

In January 2021, our Board of Directors declared a cash dividend of $0.33 per share of common stock to be paid in March 2021 to shareholders of record on the close of business March 1, 2021.

CORELOGIC AND SUBSIDIARY COMPANIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
December 31, 2020, 2019 and 2018

(in thousands)	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
For the Year Ended December 31, 2020
Allowance for accounts receivable	$6,938	$23,988	$—		$(21,088)	(1)	$9,838
Claim losses	$27,237	$21,221	$—		$(14,045)	(2)	$34,413
Tax valuation allowance	$49,863	$(8,467)	$(740)		$—		$40,656
For the Year Ended December 31, 2019
Allowance for accounts receivable	$5,298	$16,643	$—		$(15,003)	(1)	$6,938
Claim losses	$25,054	$13,227	$217	(3)	$(11,261)	(2)	$27,237
Tax valuation allowance	$51,993	$2,305	$(4,435)		$—		$49,863
For the Year Ended December 31, 2018
Allowance for accounts receivable	$7,486	$8,988	$—		$(11,176)	(1)	$5,298
Claim losses	$26,879	$13,051	$—		$(14,876)	(2)	$25,054
Tax valuation allowance	$45,166	$4,372	$2,455		$—		$51,993

(1)Amount represents accounts written off, net of recoveries.
(2)Amount represents claim payments, net of recoveries.
(3)Amount represents additions due to acquisition.

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

(i)Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and

(iii)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on that assessment, management determined that the Company's internal control over financial reporting was effective as of December 31, 2020.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements provided in Item 8, above, has issued a report on the effectiveness of our internal controls over financial reporting as of December 31, 2020, which report is included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(c) Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as provided below, the information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2020.

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

Item 11. Executive Compensation

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2020.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. The following consolidated financial statements of CoreLogic, Inc. are included in Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018

Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018

Notes to the Consolidated Financial Statements for the Years Ended December 31, 2020, 2019 and 2018

2. Financial Statement Schedule.

3. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of February 4, 2021, among CoreLogic, Inc., Celestial-Saturn Parent Inc. and Celestial-Saturn Merger Sub Inc. (Incorporated by reference herein from Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 8, 2021).

3.1
Amended and Restated Certificate of Incorporation of CoreLogic, Inc., dated May 28, 2010 (Incorporated by reference herein from Exhibit 3.1 to the Company's Current Report on Form 8-K as filed with the SEC on June 1, 2010).

3.2	Amended and Restated Bylaws of CoreLogic, Inc. (incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on July 7, 2020).

3.3
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of CoreLogic, Inc. (Incorporated by reference herein from Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 7, 2020).

4.1	Description of CoreLogic, Inc. Capital Stock (Incorporated by reference here from Exhibit 4.1 to the Company's Annual Report on Form 10-K as filed with the SEC on February 27, 2020).

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

4.4
Rights Agreement dated July 6, 2020, by and between the Company and Equiniti Trust Company, as rights agent, which includes as Exhibit B the Form of Rights Certificate (Incorporated by reference herein from Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 7, 2020).

4.5
Amendment to Rights Agreement, dated as of February 4, 2021, by and between CoreLogic, Inc. and Equiniti Trust Company (Incorporated by reference herein from Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 8, 2021).

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

10.3
Employment Agreement, dated May 3, 2011, between CoreLogic, Inc. and Barry M. Sando (Incorporated by reference herein to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2011 as filed with the SEC on August 8, 2011).*

10.4
Amendment to Employment Agreement between the Company and Barry Sando effective as of June 16, 2014 (Incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014 as filed with the SEC on July 25, 2014).*

10.5
Amendment to Employment Agreement between the Company and Barry Sando effective as of October 6, 2014 (Incorporated by reference herein from Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC on February 26, 2015).*

10.6
Amended and Restated Employment Agreement between the Company and Frank Martell effective as of March 6, 2017 (Incorporated by reference herein to Exhibit 10.1 to the Company's Current report on form 8-K as filed with the SEC on May 19, 2017).*

10.7
Employment Agreement, dated April 8, 2016, between CoreLogic, Inc. and James L. Balas (Incorporated by reference herein from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016 as filed with the SEC on July 27, 2016).*

10.8
Employment Agreement, dated December 31, 2019, between the Company and Francis Aaron Henry (Incorporated by reference herein from Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC on February 27, 2020).*

10.9
Employment Agreement, dated October 28, 2020, between the Company and Patrick L. Dodd (Incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 10-Q as filed with the SEC on November 4, 2020).*

10.10	Form of Change in Control Agreement used prior to October 2020 (Incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on June 14, 2010).*

10.11
Form of Change in Control Letter Amendment for Change in Control Agreements entered into prior to October 2020 (Incorporated by reference herein from Exhibit 10.5 to the Company’s Current Report on Form 10-Q as filed with the SEC on November 4, 2020).*

10.12
Form of Change in Control Agreement used beginning October 2020 (Incorporated by reference herein from Exhibit 10.4 to the Company’s Current Report on Form 10-Q as filed with the SEC on November 4, 2020).*

10.13	Form of Indemnification Agreement (Directors and Officers) (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on June 25, 2019).*

10.14
Pension Restoration Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.15
Executive Supplemental Benefit Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.16
Amendment No. 1 to the Company's Executive Supplemental Benefit Plan, effective as of December 31, 2010 (Incorporated by reference herein from Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on November 24, 2010).*

10.17
Amendment No. 2 to the Company's Executive Supplemental Benefit Plan, dated as of January 27, 2011 (Incorporated by reference herein from Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.18
Amendment No. 3 to the Company's Executive Supplemental Benefit Plan and Management Supplemental Benefit Plan, effective as of September 3, 2020 (Incorporated by reference herein from Exhibit 10.6 to the Company’s Current Report on Form 10-Q as filed with the SEC on November 4, 2020).*

10.19
Management Supplemental Benefit Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.20
Amendment No. 1 to the Company's Management Supplemental Benefits Plan, effective as of December 31, 2010 (Incorporated by reference herein from Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on November 24, 2010). *

10.21
Amendment No. 2 to the Company's Management Supplemental Benefit Plan, dated as of January 27, 2011 (Incorporated by reference herein from Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.22
CoreLogic, Inc., Amended and Restated Deferred Compensation Plan (originally effective as of June 1, 2010 and amended and restated effective as of January 1, 2017) (Incorporated by reference herein from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 as filed with the SEC on April 26, 2017)*

10.23
CoreLogic, Inc.'s Amended and Restated 2011 Performance Incentive Plan, as amended December 6, 2016.(Incorporated by reference herein from Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on February 24, 2017.)*

10.24	CoreLogic, Inc.'s 2018 Performance Incentive Plan (Incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on May 4, 2018.)*

10.25
Form of Notice of Nonqualified Stock Option Grant and Nonqualified Stock Option Grant Agreement (Employee) (Incorporated by reference herein from Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 14, 2011).*

10.26
Form of Notice of Option Grant and Option Award Agreement (Employee) (Incorporated by reference herein to Exhibit 10.5 to the Company's Current Report on Form 8-K as filed with the SEC on May 25, 2011).*

10.27
Form of Non-Employee Director Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement, approved December 6, 2016. (Incorporated by reference herein from Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on February 24, 2017).*

10.28
Form of Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement (Employee) under the CoreLogic, Inc. 2018 Performance Incentive Plan (Incorporated by Reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2018 as filed with the SEC on July 26, 2018).*

10.29
Form of Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement (NEO) under the CoreLogic, Inc. 2018 Performance Incentive Plan (Incorporated by reference herein to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2018 as filed with the SEC on July 26, 2018).*

10.30
Form of Notice of Restricted Stock Unit Grant and form of Restricted Stock Unit Award Agreement (UK Employees) under the CoreLogic, Inc. 2018 Performance Incentive Plan (Incorporated by reference herein to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2018 as filed with the SEC on July 26, 2018).*

10.31
Form of Notice of Performance-Based Restricted Stock Unit Grant and Form of Performance-Based Restricted Stock Unit Award Agreement under the CoreLogic, Inc. 2018 Performance Incentive Plan (Incorporated by Reference herein to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2018 as filed with the SEC on July 26, 2018).*

10.32
Form of Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement (NEO) under the CoreLogic, Inc. 2018 Performance Incentive Plan. (Incorporated by Reference herein to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the SEC on February 27, 2019)*

10.33
Form of Notice of Performance-Based Restricted Stock Unit Grant and Form of Performance-Based Restricted Stock Unit Award Agreement under the CoreLogic, Inc. 2018 Performance Incentive Plan (Incorporated by Reference herein to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the SEC on February 27, 2019)*

10.34
Form of Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement (NEO) under the CoreLogic, Inc. 2018 Performance Incentive Plan (Incorporated by reference herein from Exhibit 10.2 to the Company’s Current Report on Form 10-Q as filed with the SEC on November 4, 2020).*

10.35
Form of Notice of Performance-Based Restricted Stock Unit Grant and Form of Performance-Based Restricted Stock Unit Award Agreement under the CoreLogic, Inc. 2018 Performance Incentive Plan (Incorporated by reference herein from Exhibit 10.3 to the Company’s Current Report on Form 10-Q as filed with the SEC on November 4, 2020).*

10.36	CoreLogic, Inc. Directors' Compensation Policy (Incorporated by reference herein from Exhibit 10.35 to the Company's Annual Report on Form 10-K as filed with the SEC on February 27, 2020).*

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page hereto)

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Act of 1934, as amended.

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from CoreLogic, Inc.'s Annual Report on From 10-K for the year ended December 31, 2020, formatted in Extensible Business Reporting Language (XBRL) and furnished electronically herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss)/Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101)

Filed herewith.

Furnished herewith.

*	Indicates a management contract or compensatory plan or arrangement in which any director or named executive officer participates.

±	As permitted by Regulation S-K, Item 6.01(b)(10)(iv) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document because each such portion is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Frank D. Martell
Frank D. Martell
President and Chief Executive Officer
(Principal Executive Officer)
Date:	February 26, 2021

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

Signature	Title	Date

/s/ Frank D. Martell	President and Chief Executive Officer	February 26, 2021
Frank D. Martell	(Principal Executive Officer)

/s/ James L. Balas	Chief Financial Officer	February 26, 2021
James L. Balas	(Principal Financial Officer)

/s/ John K. Stumpf	Controller	February 26, 2021
John K. Stumpf	(Principal Accounting Officer)

/s/ Paul F. Folino	Chairman of the Board, Director	February 26, 2021
Paul F. Folino

/s/ W. Steve Albrecht	Director	February 26, 2021
W. Steve Albrecht

/s/ Douglas C. Curling	Director	February 26, 2021
Douglas C. Curling

/s/ John C. Dorman	Director	February 26, 2021
John C. Dorman

/s/ Wendy E. Lane	Director	February 26, 2021
Wendy E. Lane

/s/ Claudia Fan Munce	Director	February 26, 2021
Claudia Fan Munce

/s/ Pamela Patenaude	Director	February 26, 2021
Pamela Patenaude

/s/ Vikrant Raina	Director	February 26, 2021
Vikrant Raina

/s/ J. Michael Shepherd	Director	February 26, 2021
J. Michael Shepherd

/s/ Jaynie Miller Studenmund	Director	February 26, 2021
Jaynie Miller Studenmund

/s/ Henry W. Winship	Director	February 26, 2021
Henry W. Winship