Form 10-K/A
period 2020-12-31
CORELOGIC, INC.
filed 2021-04-29
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

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
common equity held by
non-affiliates
of the registrant as of June 30, 2020, the last business day of the registrant’s most recently-completed second fiscal quarter was $5,303,236,199.
On April 27, 2021, there were 73,618,482 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

CoreLogic, Inc.

EXPLANATORY NOTE
This Amendment No. 1 to
Form 10-K
(this “Amended Report”) amends the original Annual Report on
Form 10-K
of CoreLogic, Inc. (“CoreLogic,” the “Company,” “we,” “our,” or “us”) for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2021 (the “Original Report”). This Amended Report amends and restates the Original Report to include the information required by Part III—Item 10, Item 11, Item 12, Item 13, and Item 14 of
Form 10-K.
In addition, in accordance with Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15(a)(3) of Part IV of the Original Report is being amended and restated solely to include as exhibits new certifications by the Company’s principal executive officer and principal financial officer.
Except as set forth in this Amended Report, no other changes have been made to the Original Report. Unless expressly stated, this Amended Report does not reflect events occurring after the filing of the Original Report, and it does not modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report, and the Company’s other SEC filings subsequent to the filing of the Original Report.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers of the Company
Directors
The following tables provide information regarding current members of the Company’s Board of Directors (the “Board”). Each director holds office until the next annual meeting of stockholders and until his or her successor is elected and qualified. There are no family relationships between any director and any other director or one of the Company’s executive officers. In addition, there were and are no arrangements or understandings between any director and any other person pursuant to which such director was selected as a director.

Name	Biography
W. Steve Albrecht Director since 2020 Age: 74	Expertise • Public Company Director • Financial/Mergers and Acquisitions • Technology

Biographical Information
W. Steve Albrecht was the Gunnel Endowed Professor in the Marriott School of Management at Brigham Young University until his retirement in 2017, where he also previously served as Associate Dean. He is a Certified Public Accountant, Certified Internal Auditor, and Certified Fraud Examiner. He currently serves on the Board and as Chair of the Audit & Finance Committee of SkyWest, Inc. (Nasdaq: SKYW). Previously he was Chairman of Cypress Semiconductor Corporation (Nasdaq: CY) when it was acquired by Infineon Technologies AG (OTCMKTS: IFNNY) for $10 billion in 2020 and Director and Chair of the Audit Committee of RedHat, Inc. (NYSE: RHT) when it was acquired by IBM (NYSE: IBM) for $35 billion. Mr. Albrecht is a former President of the American Accounting Association and Association of Certified Fraud Examiners. He has served as a trustee of both COSO, the organization that establishes internal control standards for public companies, and the Financial Accounting Foundation, which oversees the Financial Accounting Standards Board (FASB), the accounting rule-making body in the U.S. He has also been an expert witness in some of the largest financial statement fraud cases in the U.S.

Qualifications and Experience
Mr. Albrecht’s qualifications to serve as a director include his strong academic and professional record, his achievements, awards and other forms of recognition in the accounting profession, his extensive training in accounting practices and fraud detection, and his past service on multiple public company boards. His accounting background and experience in the technology industry are particularly useful for his service as a member of the Audit Committee and the Strategic Planning and Acquisition Committee.

Douglas C. Curling Director since 2012 Age: 66	Expertise • Public Company Chief Financial Officer and Chief Operating Officer • Technology • Real Estate/Insurance • Financial/Mergers and Acquisitions • Private Equity/Investing

Biographical Information
Since 2010, Mr. Curling has been a principal and managing director of New Kent Capital LLC, a family-run
investment business, and a principal at New Kent Consulting LLC, a consulting business that he founded.

From 1997 until 2008, Mr. Curling held various executive positions at ChoicePoint Inc., a provider of identification and credential verification services that was sold to Reed Elsevier, including serving as President from 2002 to 2008, Chief Operating Officer from 1999 to 2008, and Executive Vice President, Chief Financial Officer and Treasurer from 1997 to 1999.

Mr. Curling also served as a director of ChoicePoint Inc. from 2000 to 2008. Prior to joining ChoicePoint Inc., Mr. Curling served in various financial roles at Equifax, Inc., a credit bureau, from 1989 to 1997.

Mr. Curling previously served as a director of Aaron’s, Inc. (NYSE: AAN) prior to its separation into two standalone public companies in late 2020. He currently serves as a director of Progressive Holdings Inc. (Nasdaq: PROG), a specialty point of sale lease-to-own
solutions company, previously a subsidiary of AAN.

Qualifications and Experience
Mr. Curling brings his experience operating a publicly-traded data business and deep knowledge of the insurance industry to provide insight on data monetization and growth strategies. His operational background and board experience are particularly useful for his service as a member of the Audit Committee, Nominating and Corporate Governance Committee and the Strategic Planning and Acquisition Committee.

John C. Dorman Director since 2012 Age: 70	Expertise • Public Company Chief Executive Officer • Technology • Financial/Mergers and Acquisitions • Private Equity/Investing

Biographical Information
Mr. Dorman is a private investor. He previously served as the Chairman from 2010 to March 2013, co-Chairman
in 2010, and interim Chief Executive Officer in 2010, of Online Resources Corporation, a developer and supplier of electronic payment services that was acquired by ACI Worldwide, Inc.

Prior to that, from 1998 to 2003 he served as Chief Executive Officer of Digital Insight Corporation, a provider of software as a service for online banking and bill payment for financial institutions that was acquired by Intuit, Inc., and as Senior Vice President of the Global Financial Services Division of Oracle Corporation from 1997 to 1998.

From 1983 to 1997, Mr. Dorman was the Chief Executive Officer of Treasury Services Corporation, a provider of modeling and analysis software for financial institutions, which was acquired by Oracle Corporation in 1997.

Mr. Dorman currently serves as a director of LoanDepot, LLC, a national non-bank
lender serving consumers, and DeepDyve, Inc., an online rental service for scientific and scholarly research.

Qualifications and Experience
Mr. Dorman’s prior experience as Chief Executive Officer of a technology service provider during a period of rapid growth and expansion enables him to provide insights into our operational, technology and growth strategies. His strategic perspective in the financial innovation space and board experience are also particularly useful for his service as Chair of our Audit Committee and as a member of our Strategic Planning and Acquisition Committee.

Paul F. Folino Director since 2011 Age: 76	Expertise • Public Company Chief Executive Officer • Technology • Financial/Mergers and Acquisitions

Biographical Information
Mr. Folino was Executive Chairman of the board of directors of Emulex Corporation, an information technology product manufacturer specializing in servers, network and storage devices for data centers, from 2006 until his retirement in 2011, and continued as a member of the board of directors until 2015. Previously, he served as a director of Emulex from 1993 to 2015, as Chairman from 2002 to 2006, and as Chief Executive Officer from 1993 to 2006. Prior to joining Emulex, Mr. Folino held positions as Managing Director and later President and Chief Operating Officer of the Thomas-Conrad Corporation; President and Chief Operating Officer of Eczel Corporation, a subsidiary of Crown Zellerbach; and Regional General Manager of the Xerox Corporation.

Mr. Folino serves on the board of directors and is Chairman of the Nominating and Governance Committee of Lantronix, Inc., a provider of device networking and remote access products for remote IT management. He also serves as Lead Director of Commercial Bank of California, a full-service FDIC-insured community bank, and on the boards of several charitable organizations.
Mr. Folino previously served on the board of directors of Microsemi Corporation, a provider of semiconductor solutions, from 2004 until its sale in 2018.

Qualifications and Experience
Mr. Folino brings significant expertise regarding information technology and intellectual property. With his strong executive background, Mr. Folino provides valued input on a variety of leadership, strategic, corporate governance and organizational matters. His extensive experience as a director of publicly-traded companies is particularly useful for his service as our Chairman of the Board.

Wendy Lane Director since 2020 Age: 70	Expertise • Financial/Mergers and Acquisitions • Risk Management • Private Equity/Investing

Biographical Information
Ms. Lane has served as Chairman of Lane Holdings, Inc., an investment firm, since 1992. Previously, she was a Principal and Managing Director of Donaldson, Lufkin and Jenrette Securities Corporation and an investment banker at Goldman, Sachs & Co (NYSE: GS).

Ms. Lane has served on the Board of Directors and as Chairman of the Compensation Committee of Willis Tower Watson (Nasdaq: WLTW) since 2016, and its predecessor company, Willis Group Holdings, and its Audit Committee from 2004 to 2019, chairing its Compensation Committee since 2012. Her prior Board of Director experience includes, among others, MSCI, Inc. (NYSE: MSCI), where she served on the Compensation Committee, Laboratory Corporation of America, where she served on the Nominating and Corporate Governance Committee and chaired the Audit and Compensation Committees, and UPM Kymmene Corporation (OTCMKTS: UPMMY), a Finnish public company, where she served on the Audit Committee. She has also served on the board of the private Saudi Arabian company
Al-Dabbagh
Group since 2014 and founded and chairs the Audit Committee. She also serves as Lead Director and Chair of the Audit Committee since 2020 for Nextpoint Acquisition Corp.

Qualifications and Experience
Ms. Lane’s qualifications to serve as a director include, among other things, her significant experience in finance, strategic planning, corporate transactions and risk management from her more than 15 years in investment banking, including financings, mergers and acquisitions, and advisory projects, as well as her extensive corporate board experience. The depth of this experience provides significant insight into governance and audit/risk matters at CoreLogic as well as Compensation and Strategic Planning and Acquisition Committee mandates.

Frank D. Martell Director since 2017 Age: 61
Expertise
•  Public Company Chief Executive Officer, Chief Financial Officer and Chief Operating Officer
•  Technology
•  Real Estate/Insurance
•  Financial/Mergers and Acquisitions
•  Private Equity/Investing

Biographical Information
Mr. Martell has served as our President and Chief Executive Officer since March 2017. Prior to that, he served as our Chief Financial Officer from August 2011 to April 2016 and Chief Operating Officer from July 2014 to March 2017.

Before joining the Company, Mr. Martell served as President and Chief Executive Officer of the Western Institutional Review Board from 2010 to 2011, a leading provider of review, approval and oversight for clinical research studies involving human subjects. Before that, he served as Chief Financial Officer of Information Services Group, Inc. from 2007 to 2009 and Advantage Solutions from 2009 to 2010.

From 1996 to 2006, Mr. Martell held various leadership positions at ACNielsen Corporation, including President of Asia Pacific and Emerging Markets, Executive Vice President of the Marketing Information Group, and Chief Operating Officer of ACNielsen and President of Europe, Middle East and Africa. Mr. Martell spent the first 15 years of his business career in a variety of financial leadership roles at General Electric.

Mr. Martell currently serves on the board of directors of Bank of the West, a subsidiary of BNP Paribas, and the Mortgage Bankers Association. Mr. Martell also serves on the board of directors of Operation HOPE, a provider of financial literacy empowerment for youth and financial capability for communities.

Qualifications and Experience
Mr. Martell has worked with us in various executive leadership capacities for over eight years to transform the Company into a global leader in residential property-related data-driven insights. He is a proven leader of data-driven organizations with a track record of delivering exceptional operating and financial performance. In addition, Mr. Martell’s position as our President and Chief Executive Officer gives him intimate knowledge of our culture, operations, strategy, financial and competitive position.

Claudia Fan Munce Director since 2017 Age: 61	Expertise • Technology • Financial/Mergers and Acquisitions • Private Equity/Investing

Biographical Information
Ms. Munce has served as a Venture Advisor at New Enterprise Associates, one of the world’s largest and most active venture capital firms, since January 2016.

Previously, she served as a Managing Director of IBM Venture Capital Group and Vice President of Corporate Development at IBM Corp. from 2004 to 2015; Director of Strategy, IBM Venture Capital Group from 2003 to 2004; and Head of Technology Transfer and Licensing, IBM Research from 1994 to 2000.

Ms. Munce serves on the board of directors of Best Buy Co., Inc., a retailer of electronic goods and services, and Bank of the West, a wholly-owned subsidiary of BNP Paribas, as well as several industry boards of directors including NACD.

Qualifications and Experience
Ms. Munce has been certified as a cybersecurity oversight director by the NACD, brings extensive experience in identifying emerging technologies and helping firms advance growth, and provides particular expertise in technology, innovation, strategy, and M&A. This experience is especially useful as a member of our Compensation Committee and the Chair of our Strategic Planning and Acquisition Committee.

Pamela Hughes Patenaude Director since 2020 Age: 60	Expertise • Government/Regulatory • Real Estate/Insurance • Financial

Biographical Information
Ms. Patenaude currently serves as Principal of Granite Housing Strategies, LLC, a strategic advisory firm focused on real estate development and disaster recovery management. Ms. Patenaude served as the Deputy Secretary of the U.S. Department of Housing and Urban Development (HUD) from 2017 to 2019, where she managed the day-to-day
operations of the $52 billion cabinet level agency with a diverse portfolio of federal housing and community development programs. During her tenure as HUD’s Deputy Secretary, Patenaude also provided oversight for $37 billion in disaster funding for the long-term recovery efforts following Hurricanes Harvey, Maria and Irma.

Ms. Patenaude previously served in other leadership positions at HUD, including Assistant Secretary for Community Planning and Development and Assistant Deputy Secretary for Field Policy and Management.

From 2014 to 2017, Ms. Patenaude served as President of the J. Ronald Terwilliger Foundation for Housing America’s Families. Ms. Patenaude has also served in several leadership positions at institutions focused on housing policy and community development including the Director of Housing Policy for the Bipartisan Policy Center, Executive Vice President of the Urban Land Institute (ULI) and Founding Executive Director of the ULI Terwilliger Center for Workforce Housing.

Ms. Patenaude currently serves on the Board of Directors of Habitat for Humanity International, the Bipartisan Policy Center and is a Trustee of the Homebuilders Institute (HBI). In addition, she serves as a member of the Board of Directors of the FDIC Advisory Committee on Economic Inclusion.

Qualifications and Experience
Ms. Patenaude’s successful and distinguished career focused on housing policy, community development and real estate adds unique and relevant insight and expertise to our Board, which is invaluable to CoreLogic’s role as a leading global property information, analytics and data-enabled solutions provider. This experience is especially useful as a member of our Audit Committee, Compensation Committee and Strategic Planning and Acquisition Committee.

Vikrant Raina Director since 2017 Age: 53	Expertise • Technology • Financial/Mergers and Acquisitions • Private Equity/Investing

Biographical Information
Mr. Raina has served as Managing Partner of BV Investment Partners, a mid-market
private equity firm focused on technology services and business services sectors, since 1999, where he currently manages the firm’s investment strategy, risk management and limited partnership relations activities and chairs the Investment, Operating and Valuation committees.

Prior to that, he was an Executive Director in the communications, media and technology group at Goldman Sachs (Asia) and a project leader at The Boston Consulting Group. Through his role at BV Investment Partners, Mr. Raina serves on a variety of private company boards of directors.

Qualifications and Experience
Mr. Raina brings extensive experience in identifying emerging technologies and helping firms advance growth, and contributes deep experience in technology services, business services, risk management and investment strategies. This experience is particularly useful as a member of our Strategic Planning and Acquisition Committee and Nominating and Corporate Governance Committee.

J. Michael Shepherd Director since 2019 Age: 65	Expertise • Public Company Director • Real Estate/Insurance • Regulatory • Financial

Biographical Information
Mr. Shepherd currently serves as Chairman of Bank of the West and BancWest Holdings, Inc. He previously served as Chairman and CEO of Bank of the West from January 2008 through June 2016. Prior to that Mr. Shepherd held various roles with Bank of the West, including President from 2006 to 2008, and Chief Administrative Officer and General Counsel from 2004 to 2006.

Prior to joining Bank of the West, Mr. Shepherd served as General Counsel of The Bank of New York Company, Inc. and Shawmut National Corporation.

Mr. Shepherd also served in various public sector appointments, including Senior Deputy Comptroller of the Currency, Associate Counsel to the President of the United States, and Deputy Assistant Attorney General. He also has served as a member and the President of the Federal Advisory Council of the Federal Reserve Board, as a member of the FDIC Advisory Committee on Economic Inclusion, as a director of the Presidio Trust, and as a director of The Clearing House.

Mr. Shepherd currently serves as a director of Pacific Mutual Holdings (the parent of the Pacific Life Insurance Company) and BNP Paribas USA. He is also a member of the Council on Foreign Relations and is a member of the Business Executive Council of the University of California. Mr. Shepherd also previously served as a member of the board of directors of First Hawaiian, Inc. until his resignation in September 2018.

Qualifications and Experience
Mr. Shepherd is a banking, housing finance, and public policy leader. The powerful combination of his public service, regulatory and financial housing policy experience, as well as top-tier
commercial and retail banking leadership, and his perspectives gained through his diverse experience, are an important contribution to the Board’s oversight of CoreLogic.

Jaynie Miller Studenmund Director since 2012 Age: 66	Expertise • Public Company Chief Operating Officer • Marketing, Product Management, Strategy, and Team Building • Financial/Mergers and Acquisitions

Biographical Information
Ms. Studenmund’s career spans 40 years and combines management consulting,
C-suite
line operating roles, and public board service. She spent the first stage of her career leading three of the Nation’s largest consumer banking businesses, and then pivoted to being the Chief Operating Officer for two internet-digital companies in the early days of the internet. Since 2004, she has focused on public boards and nonprofits. Her career has been primarily in digital, data, and financial services companies.

From 2001 to 2004, Ms. Studenmund was Chief Operating Officer of Overture Services Inc., a public company that transformed online advertising by pioneering paid search and helped create what is today the $60 billion SEM (search engine marketing) industry and was acquired by Yahoo. Overture successfully scaled and experienced hyper growth during her three-year tenure. From 1999 to 2001, she was President & Chief Operating Officer of PayMyBills, a leading bill management company.

From 1982 to 1997, Ms. Studenmund held executive positions in the financial services industry and was, in succession, the EVP and top executive responsible for retail and consumer businesses during the era of deregulation, growth, and consolidation, first at First Interstate of California (now Wells Fargo) and then Great Western Bank and Home Savings (now JP Morgan Chase). She began her career in management consulting with Booz, Allen & Hamilton and Data Resources Inc.

Today Ms. Studenmund serves on the Board of Directors of Pacific Premier Bancorp Inc., a regional bank; Exl Service Holdings, Inc., a global digital intelligence, data analytics, and operations management company; and funds for Western Asset Management, a global fixed income investment manager. Previous public company Boards of Directors include Pinnacle Entertainment, an owner, operator, and developer of casinos and entertainment properties, from 2012 to 2018; LifeLock, Inc., an identity theft protection and fraud management company, from 2015 to 2017; Orbitz Worldwide, Inc., a leading online travel firm, from 2007 to 2014; and aQuantive, an advertising agency and digital ad serving platform from 2004 to 2007. She also currently serves as a Board Leadership Fellow for the National Association of Corporate Directors (NACD).

Qualifications and Experience
Ms. Studenmund brings broad top executive line operating and public director experience as noted above. This includes extensive mergers and acquisitions and valuation experience. Ms. Studenmund’s
C-suite
profit center and line operating experience, especially with fast-growing, innovative companies, and deep experience as a director of public companies, is particularly useful background for our Compensation and Nominating and Governance Committees.

Henry W. “Jay” Winship Director since 2020 Age: 53	Expertise • Financial/Mergers and Acquisitions • Private Equity/Investing • Real Estate/Insurance • Corporate Governance • Risk Management

Biographical Information
Henry W. “Jay” Winship serves as President of Pacific Point Capital, a privately-owned asset management firm. Prior to founding Pacific Point Capital in 2016, Mr. Winship was a Principal, Senior Managing Director, and Investment Committee Member of Relational Investors LLC, a $6 billion investment fund. Mr. Winship has more than 20 years of experience as an institutional investor and in investment management, accounting, valuation analysis, and financial management.

Mr. Winship currently serves on the Board of Directors and as Chair of the Audit Committee of Bunge Limited (NYSE: BG). He was previously on the Board of Directors of Esterline Technologies Corporation (NYSE: ESL) and Excel National Bank. Mr. Winship is on the Board of Advisors of the Corporate Governance Institute at San Diego State University Fowler College of Business.

Mr. Winship is a Certified Public Accountant and holds the professional designation of Certified Financial Analyst.

Qualifications and Experience
Mr. Winship’s qualifications as a director include his significant experience in the areas of finance, capital allocation and risk management and his extensive corporate governance expertise. His board experience and investment expertise are particularly useful as a member of our Nominating and Corporate Governance Committee and Strategic Planning and Acquisition Committee.

Executive Officers
The section below provides information regarding the Company’s current executive officers. Executive officers of the Company are appointed annually by the Board on the day of the Company’s annual meeting of stockholders or at such other time as may be determined by the Board. There are no family relationships between any executive officer and any other executive officer or one of the Company’s directors. In addition, there were and are no arrangements or understandings between any executive officer and any other person pursuant to which such executive officer was selected as an executive officer.

Name	Position(s) Held	Age
Frank D. Martell	President and Chief Executive Officer	61

James L. Balas	Chief Financial Officer	50

Patrick L. Dodd	Chief Operating and Growth Officer	53

Barry M. Sando	Managing Director, Underwriting and Workflow Solutions	61

Francis Aaron Henry	Chief Legal Officer and Corporate Secretary	55

•	Frank D. Martell ’s biography is set forth above under “Directors.”

•
Mr.
 Balas
has served as the Company’s Chief Financial Officer since April 2016. Mr. Balas joined CoreLogic in March 2011, as Senior Vice President, Controller and principal accounting officer. In 2012, his role expanded to include oversight of finance in addition to his other responsibilities. Prior to joining the Company, Mr. Balas held a variety of senior finance leadership positions at several publicly-traded companies after a successful
10-year
career at Ernst & Young and Capgemini.

•
Mr.
 Dodd
has served as Chief Operating and Growth Officer since September 2020. Mr. Dodd previously held various positions at Nielsen Holdings plc (“Nielsen”), a global measurement and data analytics company, and its affiliates from 1990 to August 2020, serving most recently as Chief Commercial Officer of the Nielsen Connect Division from January 2019 to August 2020, as President of Nielsen’s Global Market Group from April 2018 to December 2018, as Group President—Growth Markets of Nielsen from April 2016 to March 2018, and as President / Global Retailer Vertical of Nielsen from August 2015 to April 2016.

•
Mr.
 Sando
has served as the Company’s Managing Director of Underwriting and Workflow Solutions (and predecessor business segments) since June 2010, when we became a stand-alone public company. Mr. Sando has more than 30 years’ experience in the housing finance and property information business and previously served in various executive positions with our predecessor company, FAC.

•
Mr.
 Henry
has served as the Company’s Chief Legal Officer and Corporate Secretary since November 2019. Prior to joining the Company, he was General Counsel and Corporate Secretary at MoneyGram International from 2012 to September 2019, and previously served as SVP, Assistant General Counsel, Global Regulatory and Privacy Officer from 2011. Prior to MoneyGram, Mr. Henry served in various legal roles at The Western Union Company and First Data Corporation.

Code of Ethics
The Board has adopted a code of ethics that applies to directors, employees and officers, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of this code of ethics is posted on the “Investors” section of the Company’s website under “Leadership and Governance” at
investor.corelogic.com
. If the Company waives or amends any provision of the code of ethics that apply to the Company’s directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, it will disclose such waivers or amendments on the Company’s website, at the address and location specified above, to the extent required by applicable SEC and New York Stock Exchange (“NYSE”) Rules.
Audit Committee of the Board of Directors
The Company has a standing Audit Committee of the Board of Directors. The current members of the Audit Committee are Messrs. Dorman (Chairman), Albrecht, Curling, and Folino, and Ms. Patenaude.
Our Board has determined that each of Messrs. Dorman, Albrecht and Curling is an “audit committee financial expert” within the meaning of the SEC’s rules and regulations and that each of the members of our Audit Committee is “independent” under applicable SEC rules and the listing standards of the NYSE and “financially literate” under the listing standards of the NYSE.

Item 11.	Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (“CD&A”) describes our compensation program, including our compensation strategy, philosophy, polices, programs and practices for our named executive officers (“NEOs”) and the positions they held in 2020. For purposes of this CD&A, the “Committee” refers to the Compensation Committee of our Board.

Named Executive Officer	Position as of December 31, 2020
Frank D. Martell	President and Chief Executive Officer
James L. Balas	Chief Financial Officer
Patrick Dodd	Chief Operating and Growth Officer (1)
Barry M. Sando	Managing Director, Underwriting and Workflow Solutions
Francis Aaron Henry	Chief Legal Officer and Corporate Secretary

(1)	Mr. Dodd joined CoreLogic on September 1, 2020.
Our compensation program is designed to align the interests of our executive officers with those of our stockholders through the use of a balance of financial results and strategic objectives that are intended to drive our short, medium and long-term performance. In 2020, a majority of our NEOs’ compensation continued to be based upon our financial performance and execution against certain defined strategic objectives. In 2020, our strategic objectives focused on three areas: growth and innovation, operational excellence, and high performing organization.
In setting our 2020 performance goals, we considered important initiatives associated with the implementation of our long-term plans, programs required to ensure robust cyber and information security and technology platforms, and hiring and retaining the best available human capital, as well as the Company’s environmental, social and governance (“ESG”) initiatives. We also considered external market factors in our domestic and international markets.
2020 BUSINESS HIGHLIGHTS
CoreLogic delivered very strong operating performance and record financial results in 2020. Our results reflected the benefits of significant organic growth achieved primarily through market share gains, favorable U.S. housing market conditions (including low interest rates spurring strong demand for home purchases and refinancing existing mortgage loans), and ongoing cost efficiency and operating leverage improvements. Significant strategic and operational highlights included:

•
Strong total and organic revenue growth fueled by a combination of share gains (including major contract wins in both of our operating segments), successful product launches and enhancements, and elevated U.S. housing market volumes.

•	Boosting our percentage of non-U.S. mortgage revenues from 40% to approximately 45% of total revenue, in line with long-term goals.

•
Initiating the sale of our Credit Solutions and Tenant Screening reseller businesses with expected completion in the second half of 2021. The completion of these divestitures should result in improved margins and reduced cyclicality, and a higher mix of fixed recurring revenues.

•	Investing in strategic programs related to technology and data-related capabilities with a focus on data structures, visualization, technology platforms and advanced automation techniques.

•	Rolling out our new digital tax payment processing solution, our state-of-the-art realtor workflow platform, and HomeVisit virtual home tours.

•	Continuing to successfully migrate our technology stack to the Google Cloud Platform (“GCP”).

•	Improving profit margins through the successful evolution of our revenue mix toward higher-margin solutions, as well as delivering productivity and cost management upsides.

•	Successfully navigating the COVID-19 pandemic with a strong focus on employee health and welfare while continuing to deliver superior solutions and service levels for our clients.
2020 FINANCIAL HIGHLIGHTS

•	Revenues from continuing operations of $1.642 billion, an increase of 14%.

•	Net income from continuing operations of $264 million, up by $230 million over the prior year.

•	Adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) increased to $638 million, an increase of $198 million, or 45% above 2019 levels.

•	Adjusted EBITDA margins up more than 800 bps to 39% through a combination of revenue outperformance, favorable business mix shift, and benefits from our continued productivity initiatives.

•	Adjusted earnings per share (“EPS”) of $4.26 grew by 77% compared to the prior year.

•	Cost management and productivity benefits of more than $25 million.

•
Generated net operating cash provided by continuing operations of $491 million and free cash flow (“FCF”) of $392 million, while simultaneously escalating reinvestment in growth generating initiatives and productivity programs.

•	Returned more than $509 million in capital to stockholders through repurchase of approximately 8.5% of our common shares.

•
Paid our first ever dividend to stockholders of $0.22 per share in January 2020 with the same value paid again in June 2020. Announced a 50% increase in dividends in July, and subsequently paid two additional dividends of $0.33 each in September and December of 2020, resulting in an $86 million return of capital to stockholders over the course of 2020.

•	Delivered total stockholder returns (“TSR”) (1) of more than 80%.

(1)	TSR is defined as the change in share price plus the value of dividends paid assuming reinvestment.
We attribute these results to management’s ability, under the strong leadership of Mr. Martell and our other NEOs, to successfully implement our long-term strategic initiatives and tactical business plans. These enabled us to capitalize on strategic opportunities and navigate a large, complex, and highly volatile market while maintaining focus in a challenging business environment due to
COVID-19.
Long-term Financial Highlights Through 2020
Operating Performance – 2011 (first full year as a public company) – 2020 Growth

Total Revenue 8% CAGR Revenue Employee 12% CAGR Operating Margin 2,000+bps Adjusted EPS Adjusted EBITDA to FCF Conversion Percentage Stockholder Returns Capital Return (in million) Stock Price Performance 2001-2020 Periodic Prior Cumulative Cumulative # of Shares Purchased

Use of
Non-GAAP
(Generally Accepted Accounting Principles) Financial Measures
This Amended Report contains certain
non-GAAP
financial measures, such as adjusted EBITDA, adjusted EPS, FCF, and organic revenue growth, which are provided only as supplemental information. We use these non-GAAP
adjusted financial measures to evaluate our operating and financial performance and for planning purposes, and as performance measures in our executive compensation program. Adjusted EBITDA is defined as net income from continuing operations adjusted for interest, taxes, depreciation and amortization, share-based compensation, non-operating
gains/losses, and other adjustments. Adjusted EPS is defined as diluted income from continuing operations, net of tax per share, adjusted for share-based compensation, amortization of acquisition-related intangibles, non-operating
gains/losses, and other adjustments; and assumes an effective tax rate of 26% and 25% for 2020 and 2019, respectively. FCF is defined as net cash provided by continuing operating activities, less capital expenditures for purchases of property and equipment, capitalized data and other intangible assets. Investors should consider these non-GAAP
financial measures only in conjunction with the most directly comparable GAAP financial measures. These non-GAAP
measures are not in accordance with or a substitute for U.S. GAAP. Other firms may calculate non-GAAP
measures differently than CoreLogic, which limits comparability between companies.
Please see the section titled “Reconciliation of
Non-GAAP
Financial Measures” at the end of this Item 11 of this Amended Report for a detailed reconciliation of adjusted EBITDA, adjusted EPS and FCF to the most directly comparable GAAP financial measures.
EXECUTIVE COMPENSATION HIGHLIGHTS
We aligned annual incentives to strong financial results.
Our underlying
pay-for-performance
approach is intended to reward management appropriately for results relative to targeted performance through use of a weighted combination of three performance metrics: revenue, adjusted EBITDA, and FCF. Annual incentive performance goals were set at the beginning of 2020 based on best available market forecasts at the time, which indicated a high degree of uncertainty as baseline economic fundamentals were strong, though broader economic and health factors made the environment more volatile. In addition, our financial targets were set based on our assessment of the impact of key strategic initiatives which were more directly under management control. Despite the business challenges created by the
COVID-19
pandemic, the Committee determined not to make any
COVID-19-related
adjustments to the financial targets, as the Committee determined that the originally approved performance targets should continue to apply.
We delivered very strong performance in 2020 – both operationally and financially.
Organic revenue growth hit record levels of 8%, and adjusted EBITDA was also at a record $638 million, with an 800+ basis point improvement in adjusted EBITDA margins. Strong revenue and margins allowed us to deliver FCF of $392 million, or 169% of the targeted level. Combined results for revenue, adjusted EBITDA, and FCF generated annual incentive funding at 194% of target. We believe the overachievement against our targets was driven by a combination of effective and aggressive management as well as sound strategic positioning that enabled us to capitalize on improved market conditions for US mortgage originations and related services.
We assessed and rewarded our most significant strategic accomplishments.
For our NEOs, 25% of annual incentive awards are tied to performance on predetermined strategic objectives as well as specific goals tied to employee satisfaction and information security. Based on strong strategic and financial accomplishments in a very dynamic and rapidly changing 2020 business environment, as well as achievement of employee satisfaction and information security related targets, the Committee awarded each of our NEOs 200% of target for strategic objectives.

Strategic Focus	2020 Accomplishments
Growth and Innovation
•  Achieved organic growth of 8% during the course of 2020 primarily through market share gains and various customer wins

•  Increased mix of
non-US
mortgage sensitive businesses to approximately 45% of total revenues

•  Out-performed
US mortgage market volume trends primarily in property tax payment processing, flood zone determination

•  Expanded market share through solution packages and product introduction

•  Invested in strategic cutting-edge data and technology-related enhancements, artificial intelligence, and visualization to enhance future growth and offering capabilities

Operational Excellence
•  Deployed GCP operating model, and migrated significant systems and applications to the GCP to further enhance technology infrastructure capabilities and efficiencies

•  Exceeded productivity savings target of $20 million through automation, outsourcing and partnerships, real estate consolidation and other workflow enhancements

•  Expanded adjusted EBITDA margins by more than 800 basis points for the full year to 39%; adjusted EBITDA margins exceeded 40% during the second half of 2020, significantly ahead of targeted levels and the prior-year period

•  Generated strong operating cash flow, which facilitated heightened investment levels, the repurchase of $509 million of our common shares, and the initiation of a quarterly dividend while simultaneously reducing our debt covenant leverage to under 3.0 times

High Performing Organization
•  Navigated
COVID-19
pandemic by protecting employee health and well-being while delivering on client commitments and achieving record performance

•  Deepened senior level talent bench with strategic hires including Chief Operating & Growth Officer, Chief Marketing Officer, GM Insurance, as well as key hires in legal, finance, science & analytics, insurance, and credit

•  Strengthened diversity in all ethnic categories, appointed 10 women to executive positions, and expanded our ESG programs

•  Enhanced compliance and information security organizations and capabilities while exceeding key cyber security-related performance targets

•  Expanded training and development focus with the implementation of new learning platform, training programs, and self-development capabilities

•  Grew common share price more than 80% during the 2020 calendar year

Strong Stockholder Support on Say on Pay
Our Board and management are committed to maintaining sound and effective compensation and governance policies and programs designed to build value for our stockholders. At our 2020 annual meeting of stockholders, over 97% of the votes cast were in favor of the advisory vote to approve our executive compensation paid in 2019. With this support in favor of our existing compensation program, absence of negative feedback from our stockholder outreach effort, and following its regular review of our practices, the Committee determined to continue our 2019 compensation program in 2020 with only minor adjustments.
Active Engagement with Our Stockholders
The Board and executive management are committed to engaging with our stockholders. Throughout the year, executive management proactively and periodically meets with current and prospective stockholders to discuss our strategic priorities, operational performance, and financial results. Also, through these discussions or separate outreach efforts, we seek to engage our top stockholders to solicit feedback on corporate governance, our compensation program, and related matters. In 2020, we conducted such outreach to our top stockholders representing a majority of our outstanding shares and engaged directly with stockholders in relation to our special stockholder meeting in November 2020. These stockholders did not express concerns over our compensation program design.

GOOD PAY GOVERNANCE PRACTICES
The Committee oversees the design and administration of our compensation program and evaluates it against competitive practices, legal and regulatory developments and corporate governance trends. The Committee has incorporated the following governance features into our compensation program:

What We Do	What We Don’t Do

✓ Tie annual incentives to achievement of multiple rigorous financial and operating goals	× Incentivize participants to take excessive risks

✓ Use performance-based vesting for 50% of long-term compensation, tied to achievement of stretch EPS targets and TSR relative to our peers	× Award bonuses to our executive officers outside of our annual Incentive Compensation Plan (“ICP”) in the event that performance metrics under the ICP are not attained

✓ Cap performance-based vesting of performance shares at 150% of target if 3-year TSR ranks below 55th percentile of our peers	× Allow margining, derivative, or speculative transactions, such as hedges, pledges, and margin accounts, by all employees, including executive officers, and directors

✓ Require achievement of threshold adjusted net income level for restricted stock unit (“RSU”) awards to vest	× Provide excessive perquisites

✓ Review total compensation relative to a peer group of industry-aligned companies with similar executive talent needs	× Provide excise tax gross-ups upon termination with a change in control or tax gross-ups for other compensation

✓ Maintain robust stock ownership guidelines and require covered executives to retain 50% of net after-tax shares earned until the guidelines are met	× Allow for repricing of stock options without stockholder approval

✓ Maintain a claw-back policy for incentive payments	× Pay “single-trigger” change-of-control cash payments to our executive officers or have “single-trigger” equity vesting

✓ Use an independent compensation consultant retained directly by the Committee, in its sole discretion, who performs no consulting or other services for management

✓ Require double trigger for accelerated vesting of equity awards and for severance benefits upon termination of employment following a change in control

✓ Assess annually potential risks relating to our compensation policies and practices

PAY PHILOSOPHY
We pay for performance.
Our compensation program is heavily weighted toward performance-based annual and long-term compensation that provides a direct link between rigorous goals for corporate performance and pay outcomes for our executive officers. Our annual ICP also ties pay outcomes to the achievement of key strategic objectives that we believe will drive longer-term value to stockholders. We believe that our compensation program provides effective incentives for strong operating results by appropriately aligning pay and performance.

Compensation Philosophy
•  Attract, motivate and retain highly qualified executive officers critical to our long-term success

•  Align the interests of our executive officers with the interests of our stockholders

•  Reward executive officers for achieving
pre-defined
rigorous financial goals and strategic objectives that may not yield current-period financial results but are expected to position us for enhanced results in future periods

•  Encourage strategic long-term development and profitable investment in the business

•  Motivate and reward appropriate risk-taking to grow the business

•  Support pay practices with strong corporate governance and independent board oversight

Compensation Program Primary Elements	• Base salary • Annual cash incentive compensation plan awards • Long-term equity incentives • Other compensation (welfare, retirement, termination and other benefits)
Our compensation program emphasizes performance-based incentives.
87% of our CEO’s compensation and 75% of the compensation for the other NEOs is performance-based. The chart below illustrates our pay mix. (For these purposes we have determined compensation by using the grant date fair value of our equity awards and by valuing our performance-based restricted stock units (“PBRSUs”) at target level of performance.)

CEO Fixed 13% Perf-Based 87% Other NEOs Fixed 25% Perf-Based 75%
We focus on long-term stockholder value.
As illustrated above, nearly 70% of the total compensation opportunity for our CEO is based on achievement of stockholder-aligned performance and the value of our shares. For other NEOs, 50% of their total target compensation opportunities are tied to these stockholder results.
We increase base salaries primarily for performance or promotion.
Our practice is to benchmark compensation annually but to increase an NEO’s base salary only when warranted by sustained performance, an increase in the scope of responsibilities or significant gaps to competitive pay levels. Of our currently employed NEOs, only Mr. Martell received a base salary increase in 2020 to recognize performance and move his base salary to more competitive levels.

We set rigorous goals in our incentive plans.
We set challenging goals for both our annual incentive and long-term equity plan, with recognition of the broader macro-economic environment factored into performance goals. We outperformed US mortgage market trends and delivered single-digit top line growth in our core operations, resulting in year-over-year growth in adjusted EBITDA and FCF despite very challenging market conditions as we entered the year. For 2020, we also considered the impact of the timing of significant planned investments on our results. Despite the business challenges created by the
COVID-19
pandemic, we did not make any
COVID-19-related
adjustments to the performance goals.
We use strategic goals in our ICP.
Results on strategic goals represent 25% of the annual ICP opportunity for our NEOs. We believe this approach rewards the accomplishment of key objectives that will drive future performance. The Committee separately determines the portion of the funded amount that should be paid as a result of achievement of the assigned objectives. The Committee carefully evaluates management’s accomplishments relative to the goals, as further described below.
Our equity grants are tied to performance.
In 2020, 50% of the target value of our long-term incentive awards for our CEO and other NEOs was granted in the form of PBRSUs that vest based on achievement of adjusted EPS results relative to target and TSR relative to the companies in our Peer Group (as described and defined later in this section). We set rigorous goals in our PBRSU awards, where strong operating performance and stockholder return has allowed us to achieve above-target payouts in the last three award cycles. The remaining 50% of the target value of our long-term incentive awards was granted in the form of RSUs that require us to achieve a threshold adjusted net income level in order to be eligible to vest.

3-Year PBRSU Payouts 200% 180% 160% 140% 120% 100% 80% 60% 40% 20% 0% 2016-2018 Cycle 2017-2019 Cycle 2018-2020 Cycle

2020 COMPENSATION PROGRAM OVERVIEW
The following table describes each aspect of our pay program for executive officers.

	ELEMENT	DESCRIPTION	ROLE AND PURPOSE

REWARDS STRATEGY
Review target total pay relative to market median and determine individual pay based on experience and performance

Tie approximately 75% or more of NEO target pay opportunity to operating results and share price performance
Provide market-competitive mix of base salary, cash incentives and equity incentives Align compensation to results for our stockholders

	BASE SALARY	Competitive fixed compensation Base salary increased primarily for sustained performance or promotions	Provide competitive level of fixed pay to attract, motivate and retain highly qualified executives Control fixed costs and emphasize pay for performance through limited salary increases

	ANNUAL INCENTIVE COMPENSATION PROGRAM (ICP)	Base incentives on performance against rigorous targets for revenue, adjusted EBITDA, FCF and strategic goals	Motivate and reward achievement of key financial goals and strategic accomplishments that drive long-term stockholder value

LONG-TERM EQUITY INCENTIVES (LTI)	Performance- Based Restricted Stock Units (PBRSUs)	50% of 2020 total LTI grant value for executive officers Shares earned based on three years of adjusted EPS performance, modified by TSR relative to our peers
Focus and reward for achievement of operating results over the long term

Use of operating results and relative TSR ensures alignment of payouts with our performance relative to the broader market

EPS growth has been highly aligned with our share price

	Restricted Stock Units (RSUs)	50% of 2020 total LTI grant value for executive officers Grants vest ratably over three years Requires achievement of threshold adjusted net income goal to be eligible for vesting	Enhance retention of key talent Value at vesting based on share price, which aligns executives with stockholders’ interests

	RETIREMENT PROGRAMS	401(k) program for all employees Legacy supplemental executive retirement plan frozen in 2010 with no new entrants allowed	Provide market-prevalent retirement programs Focus executives on accumulating savings

	PERQUISITES	Limited benefits available	Focus executives on rewards from value-creating activities

Determining Pay
Generally, in determining base salary, target annual ICP opportunity and guidelines for long-term equity awards, the Committee considers several factors including, but not limited to, the executive officer’s:

•	role, including the scope and complexity of responsibilities

•	experience and capabilities, including institutional knowledge

•	contributions or responsibilities beyond the typical scope of the role

•	individual performance

•	positioning relative to our other executive officers

•	difficulty in recruiting a replacement, and

•	competitive compensation opportunities provided by our peers and other competitors for similar executive talent
Our philosophy is to incentivize and reward executive officers for future performance. While the Committee regularly reviews executive officer equity grants and vesting, prior stock compensation is not a material determinant in setting future compensation levels.
Peer Group and Benchmarking
To monitor competitive compensation practices, the Committee relies primarily upon data compiled from public filings of selected companies (our “Peer Group”) that it considers to be competitors or appropriate comparators for executive talent. The Committee reviews and approves the Peer Group annually. Criteria for Peer Group selection include firms that operate in data, information and analytics as well as those that have a high degree of sensitivity to mortgage origination volumes. Our 2020 Peer Group is presented in the table below.
CoreLogic is a unique business, with operating parameters that align with some peer profiles, though many do not fit perfectly. Our Peer Group has been challenging to construct as there are few firms that operate with highly comparable business mixes. Peers have generally been information and service providers, with some financial technology firms also included. For 2020, the Company assessed its peer group to ensure alignment with businesses that are sensitive to mortgage origination volumes and interest rates, while also reflecting the broader scope of providing information and analytic support for financial transactions. Following this assessment, the Committee determined that the same peer group used in 2019 was the appropriate mix of companies to be used in its 2020 peer group.

CORELOGIC 2020 PEER GROUP
Company Name	Revenue 1 ($MM)	Market Value (12/31/2020) ($MM)	EBITDA Margin 1 (%)	Comparator Group Rationale
				Comparable Revenue Size 2	Comparable Market Value 2	Data Analytics	Mortgage Origination	Direct Talent Competitor

Fidelity National Information Services, Inc.	$12,578	$87,777	35%				✓
Fidelity National Financial, Inc.	$9,413	$11,480	18%		✓	✓
Global Payments Inc.	$7,481	$64,483	38%
First American Financial Corporation	$6,664	$5,764	16%		✓	✓		✓
Realogy Holdings Corp.	$5,510	$1,515	10%				✓
Gartner, Inc.	$4,190	$14,303	16%		✓
PennyMac Financial Services, Inc.	$4,062	$4,754	—		✓		✓
Equifax Inc.	$3,915	$23,458	27%					✓
Zillow Group, Inc.	$3,495	$30,611	-1%	✓
Verisk Analytics, Inc.	$2,748	$33,752	45%	✓			✓
Mr. Cooper Group Inc.	$2,520	$2,819	42%	✓	✓			✓
FLEETCOR Technologies, Inc.	$2,470	$22,754	52%	✓		✓		✓
Euronet Worldwide, Inc.	$2,470	$7,581	13%	✓	✓
Jack Henry & Associates, Inc.	$1,711	$12,362	26%	✓	✓		✓
Radian Group Inc.	$1,457	$3,879	42%	✓	✓		✓
Fair Isaac Corporation	$1,295	$14,870	29%	✓	✓	✓		✓
MGIC Investment Corporation	$1,208	$4,249	60%	✓	✓		✓
Black Knight, Inc.	$1,197	$13,733	34%	✓	✓	✓		✓
CSG Systems International, Inc.	$985	$1,428	17%	✓
Altisource Portfolio Solutions S.A.	$446	$202	3%				✓
Peer Group Summary Statistics
75th %ile	$5,180	$23,282	42%	—	—	—	—	—
Median	$2,634	$11,921	27%	—	—	—	—	—
25th %ile	$1,335	$3,972	16%	—	—	—	—	—
CoreLogic	$1,849	$6,014	25%	—	—	—	—	—
Percent Rank	35%	31%	46%

Notes:

(1)
Data above reflects most recent fiscal year (2020) results when available; if FY20 financial results not yet released at the time of this report, revenue and EBITDA data reflect
12-month
trailing results for Q4 of 2019 and Q1 - Q3 of 2020.

(2)	The Committee reviews executive officer pay relative to the median pay of comparable positions in Peer Group companies.

Base Salary
The Committee reviews base salaries annually and adjusts them, if appropriate, to recognize performance, promotions, expansion in scope of responsibilities, and gaps relative to base salaries of similar individuals in the Peer Group and survey data described above. To increase the weighting of variable, performance-based pay in the compensation mix, in recent years the Committee primarily increased salaries for executive officers only in recognition of a promotion, an expansion of role and responsibilities, or sustained outperformance, as well as to progressively address significant gaps with competitive market rates.
In 2020, the Committee only increased the base salary for Mr. Martell to address gaps in his compensation levels compared to competitive market rates and to recognize proven performance and leadership capabilities since he assumed the role of CEO in 2017. Mr. Martell made major contributions to the successful execution of the Company’s strategic plan in 2020 and successfully led the company through a strategic transaction process. No other currently employed NEO received a base salary increase in 2020.
Annualized base salaries of the executive officers for 2019 and 2020 are set forth in the table below:

Named Executive Officer	2019	2020
Frank D. Martell	$825,000	$900,000
James L. Balas	$475,000	$475,000
Patrick Dodd (1)	—	$650,000
Barry M. Sando	$550,000	$550,000
Francis Aaron Henry	$475,000	$475,000

(1)	Mr. Dodd was hired on September 1, 2020.
Annual Incentives (ICP)
The ICP rewards executive officers for financial and operating performance relative to rigorous, predetermined financial goals and strategic objectives. As part of our business planning process, management considers a range of value drivers based on anticipated market demand including estimated mortgage origination volumes, prior year performance, business strategy and risk factors. The Committee then evaluates management’s recommendations on performance measures and goals in the context of stockholder expectations and establishes final ICP financial and strategic goals, including performance and payout ranges.
2020 Target Incentives.
The Committee established the following 2020 target bonus opportunities for our NEOs:

			ICP Bonus
Name	Title	Base Salary ($000s)	% of Salary (Target)	Target ($000s)	Maximum ($000s)
Frank D. Martell	President and CEO	$900	150%	$1,350	$2,700
James L. Balas	Chief Financial Officer	$475	100%	$475	$950
Patrick Dodd	Chief Operating and Growth Officer	$650	100%	$650	$1,300
Barry M. Sando	Managing Director, Underwriting and Workflow Solutions	$550	100%	$550	$1,100
Francis Aaron Henry	Chief Legal Officer and Corporate Secretary	$475	100%	$475	$950
ICP Performance Metrics.
For 2020, the Committee approved the following three performance measures for the ICP:

•	Revenue (GAAP) for continuing operations.

•
Adjusted EBITDA —
a
non-GAAP
metric calculated as net income from continuing operations adjusted for interest, taxes, depreciation and amortization, stock compensation, non-operating
gains/losses and other adjustments.

•
Free Cash Flow (FCF) —
a
non-GAAP
metric calculated as net cash from continuing operating activities, less capital expenditures for purchases of property and equipment, capitalized data and other intangible assets.

The Committee approved these measures in order to reflect a balanced perspective on performance reflecting growth, profitability and cash management. The Committee believes these measures drive the valuation of our stock.

For 2020, 75% of the ICP opportunity was based on our financial performance goals and 25% on established strategic objectives for each executive officer. Results for achievement of revenue, adjusted EBITDA, and FCF goals were weighted as follows in determining ICP funding:

Revenue	34%
Adjusted EBITDA	33%
Free Cash Flow	33%
Threshold Performance Requirement.
For 2020, no award was payable unless our 2020 adjusted net income exceeded $65 million.
Funding Formula for Financial Results
.
At least 80% of targeted performance (threshold) must be achieved to generate any funding for that metric. The funding formula is set out in the table below. For performance levels between threshold and target or between target and maximum, the funding is determined by linear interpolation. Notwithstanding the actual ICP funding results, the Committee retains the discretion to decrease the actual payment for an ICP participant.

Performance Level	Less than Threshold	Threshold	Target	Maximum and Above
Performance as % of Target	< 80%	80%	100%	120%
Payout as a % of Target	0%	34%	100%	200%
The sum of the weighted results of the three financial metrics funds the ICP awards. For 2020, NEOs received 75% of their ICP payout based on financial results. Awards for the remaining 25% of the funded amount were based on an evaluation of individual performance on strategic goals. For outstanding performance on strategic objectives, the ICP structure permits the strategic goal payment percentage of up to 200% of target.
Financial results were measured at the corporate level for NEOs except for Mr. Sando, whose financial results were weighted 33.3% on the corporate metrics previously outlined and 66.7% on revenue and adjusted EBITDA results for the business segment he manages. Funding for his strategic objectives component was determined by corporate results as for the other NEOs.
Determining Awards for Strategic Goal Achievement.
The Committee determined that three major areas of our business strategy should continue to be used for ICP strategic goals: (1) growth and innovation, (2) operational excellence, and (3) high performing organization. The Committee believed that these were the critical strategic focal areas for accelerating achievement of our long-term strategy goals, which are not otherwise measurable through annual financial performance metrics. Each NEO was assigned specific objectives within each category.
The CEO provided the Committee with his assessment of individual results on strategic goals for the other NEOs and the Committee assessed the achievement level of the CEO. Based on these assessments, the Committee determined strategic goal achievement awards for each of the NEOs.
2020 Financial Results and Funding.
CoreLogic delivered very strong 2020 financial results that focused on continuing operations. Revenue growth was strong, and cost management discipline enabled CoreLogic to deliver record levels of adjusted EBITDA and free cash flow. The resulting ICP funding percentage based on financial results was 194% of target. The funding calculation is presented in the table below.

Financial Performance Metric	Weight	Target ($000)	Actual 2020 Results ($000)	Percentage Achieved	Funding Percentage
2020 Revenue	34%	$1,410	$1,642	116.5%	182.4%
2020 Adjusted EBITDA	33%	$460	$638	138.8%	200.0%
2020 Free Cash Flow	33%	$230	$392	170.5%	200.0%

Total	100%			141.1%	194.0%

Strategic Goal Results and Awards.
Following a detailed review of individual performance objectives, the Committee assigned a percentage of target for each executive officer as indicated in the table below. In addition to the objectives that were set at the beginning of the year, the Committee took into consideration strategic actions undertaken by the executives that were identified by management during the year in response to the challenging economic environment. Mr. Dodd was provided a $500,000 ICP bonus guarantee as part of his offer letter, but as noted below received an ICP bonus payment of $650,000 in 2020 based on his performance.

	ICP Target	Financial Results		Individual Strategic Results		ICP Award
Name	($000)	% of Target	75% Weight	% of Target	25% Weight	% of Target	Award ($000)
Frank D. Martell	$1,350	194.0%	145.5%	200.0%	50.0%	195.5%	$2,639
James L. Balas	$475	194.0%	145.5%	200.0%	50.0%	195.5%	$929
Patrick Dodd	$650	—	—	—	—	100.0%	$650
Barry M. Sando (1)	$550	197.0%	150.0%	200.0%	50.0%	198.5%	$1,092
Francis Aaron Henry	$475	194.0%	145.5%	200.0%	50.0%	195.5%	$929

(1)
Financial goals for Mr. Sando are calculated based on a split between corporate targets (25%) and segment revenue and adjusted EBITDA targets (50%), together accounting for 75% of his total ICP award. Unadjusted funding results for the segment were 200% of target resulting in weighted financial results of 150% and a total ICP award equal to 197% of his target.

Long-Term Incentives (LTI)
Our LTI program is designed to motivate and reward profitable growth and stockholder value creation through awards of performance-based and time-vested equity. The Committee believes that using performance-based and time-vesting equity vehicles reinforces both performance and retention of key executives while aligning their interests with those of our stockholders and encouraging an appropriate level of risk-taking.
Long-term incentives represent the largest component of executive officer compensation. In 2020, we granted 50% of total LTI value in PBRSUs and 50% in RSUs.
The Committee may modify the target awards in consideration of any factor it considers relevant including competencies, skills, prior experiences, scope of responsibility and accountability within the organization, and the LTI awards made by Peer Group companies to similarly situated executive officers.
LTI Targets.
For 2020, the Committee approved awards at target for our NEOs:

		Base Salary	Target LTI
Name	Title	($000s)	% of Salary	($000s)
Frank D. Martell	President and CEO	$900	500%	$4,500
James L. Balas	Chief Financial Officer	$475	225%	$1,069
Patrick Dodd	Chief Operating and Growth Officer	$650	250%	$1,625
Barry M. Sando	MD, Underwriting and Workflow Solutions	$550	200%	$1,100
Francis Aaron Henry	Chief Legal Officer	$475	200%	$950
2020 LTI Awards.
2020 long-term incentive awards were made at targeted grant value for each of the NEOs. 2020 grant awards are presented in the table below (with award amounts rounded to the nearest hundred).

	2020 Grant Values
Named Executive Officer	RSUs	PBRSUs (1)
Frank D. Martell	$2,250,000	$2,250,000
James L. Balas	$534,500	$534,500
Patrick Dodd	$812,500	$812,500
Barry M. Sando	$550,000	$550,000
Francis Aaron Henry	$475,000	$475,000

(1)
PBRSU amount shown at target performance level. Based on 2020 performance, the portion of the PBRSUs tied to 2020 performance will be eligible to vest contingent upon continued employment through December 31, 2022.

LTI Components.
The following chart summarizes our LTI components for 2020:

LTI VEHICLE	WEIGHT	OVERVIEW
RSUs	50%	• Vests in equal annual installments over 3 years • Vesting subject to achievement of threshold level of adjusted net income
PBRSUs	50%
•  3-year
measurement and vesting period using adjusted EPS growth goals
•  Earn the greater number of shares from:
•  3 annual measurements against
1-year
targets
•  3-year
measurement against
3-year
targets
•  Shares earned from adjusted EPS performance subject to modification based on TSR relative to our peers for
1-year
and
3-year
measurement periods

RSUs Granted in 2020.
Vesting of RSUs granted in 2020 was subject to the achievement of $65 million in adjusted net income for 2020. Adjusted net income results exceeded this threshold.
RSUs vest in three equal installments on the first, second, and third anniversaries of the grant date. These awards encourage executive officer retention and align the interests of executive officers with those of stockholders.
PBRSUs Granted in 2020.
The 2020 PBRSUs are earned based on adjusted EPS achieved relative to annual targets for each of the three years of the performance period 2020 through 2022.
Shares earned are calculated as described below. Participants earn the greater number of PBRSUs resulting from Step 1 or Step 2 (described in Step 3).
Step 1: Calculate PBRSUs Earned Annually
As illustrated in the graphic below, adjusted EPS and relative TSR results determine the portion of the PBRSUs that are earned each year.

(A) PBRSUs Eligible to be Earned X (B) % of PBRSUs Earned (based on Annual Adj. EPS results) (C) Apply Relative TSR Modifier (Based on Annual TSR) PBRSUs Earned

(A)	For the PBRSUs granted in 2020, 30% of the PBRSUs may be earned based on 2020 performance, 50% based on 2021 performance, and 20% based on 2022 performance.

(A) PBRSUs Eligible to be Earned Based on Annual Adjusted EPS Results (% of Total PBRSUs Granted)
2020	30%
2021	50%
2022	20%

(B)
The number of PBRSUs earned is based on a schedule that provides for 50% of PBRSUs to be earned for annual adjusted EPS results at 80% of target (threshold), 100% of PBRSUs to be earned for results at 100% of target (target), and 200% of PBRSUs to be earned for results at 120% of target (maximum). PBRSUs earned for results between these levels are determined by interpolation.

(B) PBRSUs Earned Based on Adjusted EPS Results
Performance Level	Adjusted Annual EPS Results (% of Target)	Accrued PBRSUs Earned (% of Target)
Less than Threshold	< 80%	0%
Threshold	80%	50%
Target	100%	100%
Maximum+	120%	200%

(C)
The number of PBRSUs earned is then subject to modification based on our relative total stockholder return compared to our 2020 Peer Group (“TSR Modifier”). The TSR Modifier ensures alignment of PBRSU payouts and results for stockholders.

(C) TSR Modifier
PBRSUs Earned from Adj. EPS Results (B)	Annual TSR Performance (Relative to Peers)	Modifier
150% to 200% of Target	55 Percentile or Above	No modification
	Below 55 Percentile	Earnout capped at 150% of target
50% to 150% of Target	—	No modifications
0%	Above Peer median Below Peer median	Earnout is 50% of target No earnout

(D)	PBRSUs earned each year are accrued until the end of the three-year performance period.
Step 2: Calculate PBRSUs Earned at End of
3-Year
Performance Period

Total Target PBRSUs % of PBRSUs Earned (based on 3-Year Adj. EPS results) Apply Relative TSR Modifier (Based on 3-Year TSR) PBRSUs Earned
Calculations of PBRSUs earned at the end of the
3-year
performance period use the same schedules as for annual calculations described in Step 1 above, but over a
3-year
period.
Step 3: PBRSUs earned equals the greater of cumulative PBRSUs earned in the 3 annual calculations during the grant cycle (from Step 1) or the
3-year
calculation (from Step 2)
2020 Performance for 2020 PBRSU Grant.
We achieved strong financial and operating results in the first year of the performance period for the 2020 PBRSU grant, as evidenced by adjusted EPS outcomes at above-target performance levels. The Committee took into consideration the discontinuation of some business operations when determining the 2020 targets.

PBRSUs Awarded for 2020 Performance	% of Award Subject to Crediting in 2020	Adjusted EPS Target	Adjusted EPS Results	Adjusted EPS Performance	% of Award Credited for Adjusted EPS Results	% of Award Credited Adjusted for TSR Modifier
2020	30%	$2.45	$4.26	174%	60%	No modification
PBRSUs Settled After 2020.
EPS-based
PBRSUs granted in 2018 were paid out after the end of the 2018-2020 performance period. The calculation of the payout is presented in the table below. Actual adjusted EPS resulted in above-target performance on both an annual and
3-year
calculation basis with the sum of the annual results at 150.18% below the
3-year
results of 200%. As of December 31, 2020, CoreLogic’s TSR ranks at the 56 th
percentile of the peer group, therefore there is no TSR Modifier adjustment to the EPS payout.

2018-2020 PBRSU Performance Period	% of Award Subject to Crediting for Annual Performance	Adjusted EPS Target	Adjusted EPS Results	% of Budget	% of Target	% of Award Subject to Credit for Adjusted EPS Results	% Vesting- Adjusted for TSR Modifier
2018	30%	$2.50	$2.72	109%	144.00%	43%	No modification
2019	50%	$2.65	$2.83	107%	133.96%	67%	No modification
2020	20%	$2.81	$4.26	152%	200.00%	40%	No modification
Cumulative	100%	$7.96	$9.80	123%	200.00%	200%	No modification
Sum of Each Year						150.18%
The number of shares earned from the 2018 PBRSU award is presented in the table below.

	2018 PBRSU Grant — 2020 Vesting
Name	Target	Earned (1)
Frank D. Martell	40,696	82,909
James L. Balas	9,885	20,137
Barry M. Sando	12,082	24,614

(1)	Earned amount reflects 200% of target award amount plus the vesting of dividend equivalents earned with respect to the PBRSUs throughout the performance period.

Timing of Equity Awards.
After Committee approval, we generally issue annual equity awards to NEOs on the second day on which the NYSE is open for trading following the filing of our Annual Report on
Form 10-K,
using the last sale price reported for a share of our common stock on the NYSE on that date. Grants to new hires or other grants outside the annual grant cycle follow the same methodology, except that awards are generally issued on the 20th day (or the next succeeding business day if the market is closed on the 20th day) of the third month of the calendar quarter that follows the date on which the Committee approved the awards.
Special
One-Time
A30 Award.
In 2018, the Compensation Committee approved a special
one-time
award (the “A30 PBRSU Award”) to senior leaders to provide a focused incentive for achievement of an aggressive adjusted EBITDA margin expansion between 2018 and 2020. The award was also intended to enhance executive retention and promote the achievement of major strategic initiatives (e.g., workflow automation and adoption of related technologies) that improve EBITDA margins. The Compensation Committee granted A30 PBRSU Awards to Messrs. Sando and Balas with a grant date value of $550,000 and $450,000, respectively, in 2018 and an A30 PBRSU Award to Mr. Henry with a grant date value of $475,000 in 2019. See our 2019 proxy for additional information on grant performance ranges and payout). The performance metrics applicable to the A30 PBRSU Awards were achieved above the maximum performance level, resulting in the awards vesting at 200% of target on December 29, 2020.
Employment Inducement Award
Mr. Dodd joined the Company as its Chief Operating and Growth Officer in September 2020. In order to provide an inducement for Mr. Dodd to join the Company, the Committee approved a minimum 2020 ICP bonus of $500,000 and a special new hire RSU award having a grant date value of $1,500,000. Mr. Dodd is also entitled to up to $500,000 in reimbursements for relocation expenses.
Retirement and Employee Benefit Plans
Executive officers are entitled to the same benefits generally available to all full-time employees (subject to fulfilling any minimum service requirement) including the 401(k) plan, healthcare, life insurance and other welfare benefit programs. In designing these benefits, we seek to provide an overall level of benefits that is competitive with those offered by similar companies in the markets in which we operate. We believe that these employee benefits provide a valuable recruiting and retention mechanism for our executive officers and enable us to compete more successfully for qualified executive talent.
Executive Supplemental Benefit Plan and the Pension Restoration Plan.
Mr. Sando became a participant in our Executive Supplemental Benefit Plan (the “Executive Supplemental Benefit Plan”) prior to its closure to new participants in 2010. On November 18, 2010, we amended the Executive Supplemental Benefit Plan to freeze benefits effective as of December 31, 2010. As a result, compensation earned after 2010 is not considered in determining covered compensation and final average compensation; service after 2010 is not recognized, except for vesting purposes. Mr. Sando is also a participant in the Pension Restoration Plan, which is limited to individuals who became participants before 1995. Explanation of these plans can be found in the narrative disclosure to the Pension Benefits table below.
Deferred Compensation Plan.
The Deferred Compensation Plan is a
non-qualified
retirement plan that allows eligible participants to defer up to 80% of their salary and annual incentive bonus. Participation is limited to executive officers and certain other key employees. In 2010, we amended the Deferred Compensation Plan to provide additional Company contributions in the form of 401(k) restoration.
Other Benefits.
We also maintain an executive life insurance program for executive officers and other key employees. This program provides the participant with up to two times their annualized base salary (up to a maximum of $1 million) in group universal life insurance.
Further details regarding these other benefits are found in the 2020 Summary Compensation Table and accompanying footnotes.
Role of the Committee and the Chief Executive Officer
The Committee is composed solely of independent members of our Board. The Committee reviews and approves executive officer base salaries, annual incentive bonus programs, long-term incentive compensation and other incentive and executive benefit plans. The Committee, in consultation with its independent compensation consultant, analyzes the reasonableness of executive officer compensation, in part by reviewing compensation data from comparable companies and from relevant other industry sources.
Decisions regarding compensation of the CEO are made solely by the Committee based on its deliberations with input from its independent compensation consultant. Decisions regarding other executive officers are made by the Committee after considering recommendations from the CEO as appropriate, as well as input from the Committee’s independent compensation consultant. Our CEO and, as appropriate, Chief Legal Officer, Chief Financial Officer and Chief Human Resources Officer, may attend the portion of the Committee’s meetings where individual executive officer performance is discussed. Only Committee members may vote on executive officer compensation decisions.
The Committee regularly meets in executive session with its independent compensation consultant.

Role of Independent Compensation Consultant
The Committee retained Pay Governance LLC (“Pay Governance”) as its independent compensation consultant to advise on executive officer compensation for 2020. The consultant generally advises the Committee on all aspects of the executive compensation program design and governance process. During 2020, as part of its engagement with the Committee, the independent compensation consultant:

•	advised on the selection of a peer group of companies for executive officer compensation comparison purposes;

•	provided guidance on industry best practices, emerging trends and developments in executive officer compensation, and investor views of compensation design and practices;

•	consulted on the design of incentive compensation programs and change in control provision best practices;

•
advised on determining the total compensation of each of our executive officers and the material elements of total compensation, including (1) annual base salaries, (2) target cash bonus amounts, and (3) the structure and target amount of long-term incentive awards;

•	consulted on non-employee director compensation; and

•	assisted on a compensation risk assessment
The Committee retained its independent compensation consultant directly, although in carrying out assignments, the consultant also interacted with Company management on behalf of the Committee. Pay Governance performed no services for the Company, and the Committee does not believe the independent compensation consultant’s work has raised any conflict of interest. The Committee has the sole authority to select, retain, and terminate the independent compensation consultants.
Adjustment or Recovery of Awards (Claw-backs)
The Company maintains a recoupment policy that enables recovery of performance-based compensation to the extent that it is later determined that applicable performance goals were not actually achieved taking into account a financial restatement or ethical misconduct. We also added claw-backs in employment agreements for all executive officers. This policy applies to all performance-based incentive plans including but not limited to the annual incentive cash bonus and performance-based equity awards described above.
Anti-Hedging and Pledging Policy
The Company maintains a policy, applicable to its directors and all employees, including its executive officers, that prohibits transactions in put options, call options or other derivative securities, on an exchange or in any other organized market as well as holding Company securities in a margin account or otherwise pledging Company securities as collateral for a loan. The anti-hedging and pledging policy applies regardless of whether such Company securities (i) were granted to the director or employee as part of their compensation and (ii) are held directly or indirectly by the director or employee
.
Executive Stock Ownership Guidelines and Retention Requirements
We require our executive officers to own a fixed amount of our stock. The rigorous guidelines are based on a multiple of base salary as outlined below:

Position	Ownership Guidelines
Chief Executive Officer	6x base salary
Chief Financial Officer	3x base salary
Chief Operating and Growth Officer	3x base salary
Managing Directors	3x base salary
Other Executive Officers	1x base salary
Covered officers have five years from their date of hire or promotion to the covered position to reach the ownership requirement. All Company securities owned outright or earned and subject only to time-based vesting restrictions count toward the requirement; stock options do not count toward the ownership requirement. Furthermore, we have adopted a share retention requirement which provides that all covered executives must hold at least 50% of net (after tax) shares until the stock ownership guidelines described above are achieved. All current NEOs have met their ownership requirements or still have time remaining to reach the ownership requirement.

Actual Share Ownership vs. Minimum Share Ownership Requirement
(As multiple of base salary)

President and CEO x1 x2 x3 x4 x5 x6 x7 x8 x9 x10> F.Martell CFO J. Balas Chief Operating Officer P. Dodd Managing Director, UWS B. Sando Other Named Executive Officers A.Henry Holdings as of December 31, 2020 as a multiple of base salary using stock price of $77.32 Minimum ownership requirement Current actual holdings as of December 31, 2020
Employment Agreements and Severance Arrangements
Each of our NEOs is party to an employment agreement with us. The Committee believes that offering employment agreements to key executive officers is consistent with peer practices and serves as an effective retention tool. Each agreement is individually negotiated, and terms may vary. For additional information regarding the terms of the employment agreements, including severance arrangements that we have entered into with our executive officers see “Employment Agreements” below.
Change in Control Agreements
Equity awards are currently issued under the CoreLogic, Inc. 2018 Performance Incentive Plan 2018 Performance Incentive Plan (the “2018 Plan”), which was approved by our stockholders at our annual meeting held in May 2018. Prior to the approval of the 2018 Plan, we issued share-based awards under the CoreLogic, Inc. Amended and Restated 2011 Performance Incentive Plan, as amended (“2011 Plan”). The 2011 Plan and 2018 Plan do not include an automatic “single trigger” change in control vesting provision. Instead, both plans include a change in control provision where automatic accelerated vesting of an award in connection with a change in control will only occur if an acquirer or successor to us fails or declines to assume or continue the awards or the awards otherwise do not survive the transaction. Additionally, award agreements include “double-trigger” severance protections and provide for accelerated vesting of awards that remain outstanding following a change in control transaction in the event of a termination without cause or resignation for good reason within six (6) months prior to or twenty-four (24) months following a change in control.
The Deferred Compensation Plan generally provides for accelerated vesting of awards or benefits, as the case may be, in the event of a change in control of the Company. In addition, the Executive Supplemental Benefit Plan provides that when a participant incurs an involuntary separation from service without good cause or for good reason subsequent to a change in control, payment of benefits will commence in the same manner and in the same amount as if the participant had attained his or her normal retirement age on the date of termination.
In addition to the plan and award agreement provisions described above, we have entered into a change in control agreement (a “Change in Control Agreement”) with each of our NEOs. Under the Change in Control Agreement, a “change in control” means the consummation of any one of the following:

•	a merger or consolidation of the Company in which our stockholders end up owning less than 50% of the voting securities of the surviving entity

•	the sale, transfer or other disposition of all or substantially all our assets or the complete liquidation or dissolution of the Company

•	a change in the composition of our Board over a two-year period as a result of which fewer than a majority of the directors are incumbent directors, as defined in the agreement, or

•	the acquisition or accumulation by any person or group, subject to certain limited exceptions, of at least 30% of our voting securities

If the termination of our executive officer’s employment occurs without “cause” or if the executive officer terminates his employment for “good reason” (each as defined in the applicable Change in Control Agreement) within the six-month
period prior to a change in control or the twenty-four-month period following a change in control, we will pay (i) the executive officer’s base salary through and including the date of termination and any accrued but unpaid annual incentive bonus as soon as practicable following such termination and (ii) the following benefits based on the same payment schedule as described in “Employment Agreement” below:

•
a pro rata portion of the executive’s target annual cash bonus amount established for the fiscal year in which the termination occurs (or, for 2020 only and in accordance with the terms of the 2020 ICP, a pro rata portion of the target annual cash bonus at the greater of the target or actual level of performance

•	between two and three times the executive officer’s target annual cash bonus amount established for the fiscal year in which the termination occurs, and

•	between two and three times the executive officer’s annual base salary in effect immediately prior to the date of termination
Furthermore, under the Change in Control Agreement, for a period ranging from twenty-four to thirty-six
months and subject to the covered executive officer’s continued payment of the same percentage of the applicable premiums as the executive officer was paying immediately prior to the date of termination or, if more favorable to the executive officer, at the time at which the change in control occurred, we will provide medical and dental coverage pursuant to COBRA for the executive officer (and if applicable, the executive officer’s dependents). To the extent that the executive officer cannot participate in the plans previously available, we will provide such benefits on the same after-tax
basis as if they had been available. These obligations are reduced by any welfare benefits made available to the executive officer from subsequent employers.
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
The Change in Control Agreement generally had an initial term that is automatically extended for additional one-year
periods unless either party notifies the other not later than the preceding January 1 that it does not wish to extend the term for an additional year. All agreements with current executive officers have a current term through December 31, 2022. For a description of the calculations and further explanation of the payments due to the executive officers upon termination of employment and/or a change in control, see Potential Payments upon Termination or Change in Control tables below.
Impact of Tax and Accounting
As a general matter, the Committee considers the various tax and accounting implications of the compensation vehicles we employ. When determining amounts of long-term incentive grants to executive officers and employees, the Committee examines the accounting cost associated with the grants. Under accounting guidance, grants of stock options, RSUs and PBRSUs result in an accounting charge for the Company over their vesting period. The accounting charge is equal to the fair value of the instruments being issued. For RSUs, the cost is generally equal to the fair value of the stock on the date of grant times the number of shares granted. This expense is amortized over the requisite service period. With respect to stock options, we calculate the fair value of the option and take that value into account as an expense over the vesting period, after adjusting for forfeitures. For PBRSUs, we calculate the fair value of the award upon grant and adjust the value to be expensed on a quarterly basis over the performance period based on expected award payouts, after adjusting for forfeitures.
Section 162(m) of the Code generally prohibits a publicly held company from deducting compensation paid to a current or former NEO that exceeds $1.0 million during the tax year. Certain awards granted before November 2, 2017 that were based upon attaining pre-established
performance measures that were set by the Committee under a plan approved by the Company’s stockholders, as well as amounts payable to former executive officers pursuant to a written binding contract that was in effect on November 2, 2017, may qualify for an exception to the $1.0 million deductibility limit.
As one of the factors in its consideration of compensation matters, the Committee noted this deductibility limitation. However, the Committee has the flexibility to take any compensation-related actions that it determines are in the best interests of the Company and our stockholders, including awarding compensation that may not be deductible for tax purposes. There can be no assurance that any compensation will in fact be deductible.

COMPENSATION COMMITTEE REPORT
The following report of the Compensation Committee is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act, or the Exchange Act, whether made before or after the date of this Amended Report and irrespective of any general incorporation language in such filing.
The Compensation Committee has reviewed and discussed the foregoing CD&A with management. Based on its review and discussions, the Compensation Committee has recommended to the Board that the CD&A be included in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2020 or an amendment thereto, or in the Company’s proxy statement for its 2021 annual meeting of stockholders.
Members of the Compensation Committee
Jaynie Miller Studenmund, Chair
Paul F. Folino
Wendy Lane
Claudia Fan Munce
Pamela Patenaude
J. Michael Shepherd
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Messrs. Chatham (removed November 2020), Folino, O’Brien (removed November 2020), Shepherd (appointed November 2020), and Mmes. Lane (appointed November 2020), Patenaude (appointed November 2020), Munce, and Studenmund served on the Compensation Committee during 2020. No person who served as a member of the Compensation Committee during 2020 was or is an officer or employee of the Company. No executive officer of the Company serves or served as a director or member of the compensation committee of another company who employed or employs any member of the Company’s Compensation Committee or the Board.

EXECUTIVE COMPENSATION TABLES
2020 Summary Compensation Table
The following table sets forth certain information concerning compensation of each named executive officer who served as such during the fiscal years ended December 31, 2020, 2019 and 2018, other than for Mr. Dodd, for whom compensation information is provided only for the fiscal year ended December 31, 2020, and Mr. Henry, for whom compensation information is provided only for the fiscal year ended December 31, 2019 and 2020, the years in which each was an NEO. The positions listed below are as of December 31, 2020.

Name and Principal Position	Year	Salary (3) ($)	Bonus (3) ($)	Stock Awards (4) ($)	Option Awards (5) ($)	Non-Equity Incentive Plan Compensation (6) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (7) ($)	All Other Compensation (8) ($)	Total ($)
Frank D. Martell	2020	897,981	—	4,499,952	—	2,639,420	—	155,473	8,192,826
President and CEO	2019	823,962	—	3,959,957	—	1,720,000	—	62,495	6,566,414
	2018	778,942	—	3,704,964	—	1,092,000	—	65,748	5,641,654

James L. Balas	2020	475,000	—	1,068,658	—	928,685	—	60,180	2,532,523
Chief Financial Officer	2019	474,423	—	949,926	—	660,000	—	29,443	2,113,792
	2018	449,519	—	1,349,905	—	450,000	—	30,856	2,280,280

Patrick Dodd Chief Operating & Growth Officer (1)	2020	197,500	510,000	3,124,864	—	150,000	—	25,833	4,008,197

Barry M. Sando	2020	550,000	—	1,099,950	—	1,091,774	956,956	85,374	3,784,053
Managing Director, Underwriting & Workflow Solutions	2019 2018	550,000 550,000	—	1,099,950 1,649,903	— —	765,500 522,500	1,296,860 —	46,581 50,556	3,758,891 2,772,959

Francis Aaron Henry	2020	475,000	560,000	949,961	—	928,685	—	183,354	3,097,000
Chief Legal Officer and Corporate Secretary (2)	2019	63,942	385,000	474,987	—	—	—	1,108	925,037

(1)
Patrick Dodd was appointed Chief Operating & Growth Officer on September 1, 2020. His annual salary is $650,000 and has been reflected for the days employed in 2020. The bonus amount represents a one-time
bonus guarantee for fiscal year 2020 of $500,000, plus a relocation expense allowance of $10,000. The non-equity
incentive plan compensation amount reflects an additional $150,000 award approved by the Compensation Committee under the ICP for fiscal year 2020 for the achievement of strategic objectives.

(2)
Francis Aaron Henry was appointed Chief Legal Officer and Corporate Secretary on November 4, 2019. His annual base salary is $475,000, and in 2019 has been reflected for days employed in 2019. The bonus amount in 2020 represents a sign-on
bonus that was paid in two installments in 2020 totaling $500,000, a spot bonus of $50,000 and a relocation expense allowance of $10,000.

(3)	Amounts include any amounts electively deferred by the NEO under the Deferred Compensation Plan.
(4)
For 2020, reflects the aggregate grant date fair value of stock awards, consisting of RSUs and PBRSUs, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation-Stock Compensation. We valued the RSUs as of the grant date by multiplying the closing price of our common stock on that date by the number of RSUs awarded. We valued the PBRSUs as of the grant date by multiplying the closing price of our common stock on that date by the target number of PBRSUs that will vest upon achievement of the target performance. The RSUs vest contingent upon the satisfaction of certain performance criteria through December 31, 2020, which criteria were satisfied, and thereafter vest in three equal installments on the first three anniversaries of the grant date, subject to continued employment through each such vesting date. The PBRSUs vest contingent upon satisfaction of certain performance criteria and continued employment through December 31, 2022. If the highest performance target is met or exceeded, the value of the awards at grant date would be as follows: Mr. Martell $4,499,952; Mr. Balas $1,068,658; Mr. Dodd $1,624,918: Mr. Sando $1,099,950; and Mr. Henry $949,961.

(5)	The Company did not grant stock options in 2018, 2019 or 2020.
(6)
For 2020, represents the annual incentive bonus that was earned with respect to 2020 under the ICP and paid to each NEO and includes any amounts electively deferred by the NEO under the Deferred Compensation Plan.

(7)
For 2020, represents the change in the present value of the life annuity from the end of fiscal year 2019 to the end of fiscal year 2020 for the Executive Supplemental Benefit Plan and the Pension Restoration Plan with respect to Mr. Sando. The actual change in the present values is as follows: $936,680 under the Executive Supplemental Benefit Plan and $20,276 under the Pension Restoration Plan. The amounts in this column do not include earnings under the Deferred Compensation Plan as such earnings were neither above-market nor preferential. See the Pension Benefits table below under “
Pension Benefits for 2020
” for assumptions used in calculating these amounts.

(8)	Amounts included in all other compensation consist of the amounts shown in the table below paid by the Company in 2020 for each NEO.

Named Executive Officer	Life Insurance Premiums ($)	HSA Employer Contribution	401(k) Matching Contributions ($)	Relocation ($)	Amounts Contributed to the Deferred Compensation Plan ($)	Total ($)
Frank D. Martell	7,921	—	8,550	—	139,002	155,473
James L. Balas	1,848	—	8,550	—	49,782	60,180
Patrick Dodd	6	—	8,550	17,277	—	25,833
Barry M. Sando	16,894	—	8,550	—	59,930	85,374
Francis Aaron Henry	2,937	—	8,550	128,835	43,032	183,354
Grants of Plan-Based Awards for 2020
The following table sets forth information on awards made to each of the NEOs under the ICP and the 2019 Plan during 2020.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			Grant Date Fair Value of Stock & Option
Name	Approval Date	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Awards (3)($)
Frank D. Martell

2020 ICP Award			459,000	1,350,000	2,700,000
RSUs	2/13/2020	3/2/2020					46,593		2,249,976
PBRSUs	2/13/2020	3/2/2020				23,297	46,593	93,186	2,249,976

James Balas

2020 ICP Award			161,500	475,000	950,000
RSUs	2/13/2020	3/2/2020					11,065		534,329
PBRSUs	2/13/2020	3/2/2020				5,533	11,065	22,130	534,329

Patrick Dodd

2020 ICP Award			221,000	650,000	1,300,000
RSUs	7/3/2020	9/21/2020					34,268		2,312,405
PBRSUs	7/3/2020	9/21/2020				6,020	12,040	24,080	812,459

Barry M. Sando

2020 ICP Award			187,000	550,000	1,100,000
RSUs	2/13/2020	3/2/2020					11,389		549,975
PBRSUs	2/13/2020	3/2/2020				5,695	11,389	22,778	549,975

Francis Aaron Henry
2020 ICP Award			161,500	475,000	950,000
RSUs	2/13/2020	3/2/2020					9,836		474,980
PBRSUs	2/13/2020	3/2/2020				4,918	9,836	19,672	474,980

(1)
At threshold performance, a NEO would receive 34% of the target award amount and at maximum performance, a NEO would receive 200% of the target award amount. The actual incentive award earned by each NEO is reported in the 2020 Summary Compensation Table.

(2)
Equity awards in 2020 consisted of RSUs and PBRSUs granted as part of the 2020 long-term incentive compensation program and with respect to Mr. Dodd, an additional sign-on
RSU award with a grant date fair value of $1,500,000. Vesting of the RSUs is tied to achievement of at least $65 million in 2020 adjusted net income. For the RSUs, if as was the case, the adjusted net income performance target is met, the shares vest in three equal installments on the first three anniversaries of the grant date. In the case of the PBRSUs, vesting is tied to achievement of certain adjusted earnings-per-share
targets over a three-year performance period consisting of the 2020-2022 fiscal years, subject to modification based on our relative total stockholder return achieved during the performance period. The PBRSUs that were earned in 2020 based on 2020 adjusted EPS performance and relative total stockholder return will vest and be payable to the NEOs subject to their continued employment through December 31, 2022.

(3)
These amounts represent the aggregate grant date fair value of each award determined pursuant to Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation-Stock Compensation. For the assumptions and methodologies used to value these awards, see footnote (4) to the 2020 Summary Compensation Table above.

Employment Agreements
We have entered into employment agreements with each of our NEOs. The material terms of the employment agreements, which are substantially similar in form, are as follows:
Term:
One-year
term through December 31 of each calendar year, with automatic renewal for an additional year unless either party provides 60 days prior written notice before the expiration of the current term. Neither party to the NEO employment agreements provided such notice in 2020, and accordingly the term of each automatically extended through December 31, 2021.
Pay:
Sets initial base salary at current salary at the time the agreement was entered into or amended and provides that base salary will be reviewed annually and may be increased (but not decreased) during the term at our discretion.
Severance:
Provides for severance pay if the NEO is terminated without “cause” and, with respect to Mr. Martell only, resignation for “good reason” as defined in the employment agreement. The severance amount is a multiple of base pay and target annual bonus. For Messrs. Martell, Sando, and Dodd, the multiple is two and COBRA reimbursement is provided for 24 months. For Messrs. Balas and Henry, the multiple is one and COBRA reimbursement is provided for 12 months. The NEOs are also entitled to receive payment of a pro-rata
portion of any annual bonus actually earned based on performance that they would have otherwise received had their employment not terminated.
Severance Payment Timing:
Severance will be paid in installments as follows:
Messrs. Martell, Sando, and Dodd—First payment is made in the seventh month after separation of employment and is 7/24th of the total severance and equal installments thereafter for the remainder;
Messrs. Balas and Henry—First payment is made in the seventh month after separation of employment and is 7/12th of the total severance and equal installments thereafter for the remainder.
Release of Liability:
The employment agreement requires the NEO to sign a release in exchange for severance. Moreover, the NEOs are covered by restrictive covenants such as indefinite confidentiality, cooperation in litigation and non-competition
(for a period of 24 months post-termination, in the case of Messrs. Martell, and Sando, or for a period of 12 months post-termination, in the case of Messrs. Balas and Dodd; Mr. Henry is not subject to a non-competition
covenant).
Claw-backs:
The employment agreement provides that the agreement is subject to “claw-back” under applicable law or under our claw-back policy in effect from time to time. We adopted such a recoupment or “claw-back” policy in March 2012 as further described in “
Compensation Discussion and Analysis—Adjustment or Recovery of Awards (Claw-backs)
”.

Outstanding Equity Awards at Fiscal
Year-End
for 2020
The following table shows outstanding equity awards held by our NEOs as of December 31, 2020.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date (1)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Frank D. Martell
	38,150		25.95	2/26/2023
	20,313		32.49	3/2/2024
					14,138	(3)	1,093,116
					82,909	(4)	6,410,524
					36,502	(5)	2,822,313
					77,779	(6)	6,013,872
					47,234	(7)	3,652,133
					28,339	(8)	2,191,171
								10,730	(9)	829,644
								33,065	(10)	2,556,586

James L. Balas
					3,433	(3)	265,442
					20,137	(4)	1,556,993
					8,756	(5)	677,051
					18,657	(6)	1,442,559
					11,217	(7)	867,298
					6,729	(8)	520,286
								2,574	(9)	199,022
								7,853	(10)	607,194

Patrick Dodd
					34,412	(11)	2,660,698
					7,254	(8)	560,879
								8,463	(10)	654,359

Barry M. Sando
	26,011		25.95	2/26/2023
	18,467		32.49	3/2/2024
					4,197	(3)	324,543
					24,614	(4)	1,903,154
					10,139	(5)	783,958
					21,604	(6)	1,670,421
					11,546	(7)	892,737
					6,926	(8)	535,518
								2,981	(9)	230,491
								8,083	(10)	624,978

Francis Aaron Henry
					9,971	(7)	770,958
					5,983	(8)	462,606
								6,980	(10)	539,694

(1)	The stock options disclosed in this table have a ten-year term. As of December 31, 2020, all stock options were fully vested.
(2)	Represents the value of unvested RSUs based on closing stock price on December 31, 2020 of $77.32.

(3)
These RSUs represent the unvested portion of RSUs that were granted to the NEOs on March 1, 2018, which were subject to (i) the achievement of adjusted net income of $62.5 million for 2018 and (ii) time vesting in three equal annual installments on the first, second and third anniversaries of the grant date. We achieved the $62.5 million performance measure for 2018.

(4)
These PBRSUs represent the portion of the PBRSUs that were granted to the NEOs on March 1, 2018, and vest based upon our achievement of certain performance measures and continued employment through December 31, 2020. The amount set forth in this column represents the actual number of units that were earned based on our achievement of the performance measures.

(5)
These RSUs represent the unvested portion of RSUs that were granted to the NEOs on March 1, 2019, which were subject to (i) the achievement of adjusted net income of $62.5 million for 2019 and (ii) time vesting in three equal annual installments on the first, second and third anniversaries of the grant date. We achieved the $62.5 million performance measure for 2019.

(6)
These PBRSUs represent the portion of the PBRSUs that were granted to the NEOs on March 1, 2019, and vest based upon our achievement of certain performance measures and continued employment through December 31, 2021. The amount set forth in this column represents the actual number of units that were earned based on our achievement of adjusted EPS in 2019 and 2020, but remain subject to the time vesting requirement.

(7)
These RSUs represent the unvested portion of RSUs that were granted to the NEOs on March 1, 2020, which were subject to (i) the achievement of adjusted net income of $65 million for 2020 and (ii) time vesting in three equal annual installments on the first, second and third anniversaries of the grant date. We achieved the $65 million performance measure for 2020.

(8)
These PBRSUs represent the portion of the PBRSUs that were granted to the NEOs (other than Dodd) on March 1, 2020 and Mr. Dodd on September 21, 3030, and vest based upon our achievement of certain performance measures and continued employment through December 31, 2022. The amount set forth in this column represents the actual number of units that were earned based on our achievement of adjusted EPS in 2020, but remain subject to the time vesting requirement.

(9)
These PBRSUs represent the portion of the PBRSUs that were granted to the NEOs on March 1, 2019, that remain subject to our achievement of certain performance measures. The amount set forth in this column represents the estimated future payout of PBRSUs assuming the target performance goals have been achieved. The PBRSUs vest based on the degree of achievement of certain adjusted EPS goals over a three-year performance period (2019, 2020 and 2021) and the executive’s continued employment through December 31, 2021.

(10)
These PBRSUs represent the portion of the PBRSUs that were granted to the NEOs (other than Mr. Dodd) on March 1, 2020 and Mr. Dodd on September 21, 2020, that remain subject to our achievement of certain performance measures. The amount set forth in this column represents the estimated future payout of PBRSUs assuming the target performance goals have been achieved. The PBRSUs vest based on the degree of achievement of certain adjusted EPS goals over a three-year performance period (2020, 2021 and 2022) and the executive’s continued employment through December 31, 2022. See “
Compensation Discussion and Analysis-Long-Term Incentives
” above for detailed discussion.

(11)	These RSUs represent a combination of new hire RSUs and annual LTI RSUs granted to Mr. Dodd on September 21, 2020.

Option Exercises and Stock Vested for 2020
The following table sets forth information concerning value realized by each of the NEOs upon exercise of stock options and vesting of other stock awards during 2020.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Frank D. Martell	185,000	12,128,942	128,050	8,529,570
James L. Balas	19,937	858,357	49,408	3,467,199
Patrick Dodd	—	—	—	—
Barry M. Sando	31,233	1,968,504	60,379	4,236,574
Francis Aaron Henry	—	—	22,647	1,728,419

(1)
Value realized on exercise is based on the fair market value of our common stock on the date of exercise minus the exercise price and does not necessarily reflect proceeds actually received by the NEO.

(2)	Value realized on vesting is based on the fair market value of our common stock on the vesting date and does not necessarily reflect proceeds actually received by the NEO.
Pension Benefits for 2020
The following table shows the actuarial present value of the accumulated retirement benefits payable upon normal retirement age to each of the NEOs who participate in a pension plan, computed as of December 31, 2020. The amounts disclosed are based upon benefits provided to the NEOs under our Pension Restoration Plan and our Executive Supplemental Benefit Plan. Benefit accruals were frozen under the Pension Restoration Plan as of April 30, 2008 and the Executive Supplemental Benefit Plan was frozen effective December 31, 2010. We previously maintained a pension plan, which was assumed by First American Financial Corporation (“FAFC”) in connection with spinning off our financial services businesses now known as FAFC on June 1, 2010 (the “Separation”). Messrs. Martell, Balas, Henry and Dodd were not eligible to participate in the Pension Restoration Plan or the Executive Supplemental Benefit Plan and therefore they are not included in the following table.

Name	Plan Name	Number of Years Credited Service (1)(#)	Present Value of Accumulated Benefits (2)($)	Payments During Last Fiscal Year
Barry M. Sando	Executive Supplemental Benefit Plan	29	7,603,164	0
Barry M. Sando	Pension Restoration Plan	28	168,398	0

(1)
Credited years of service for the Pension Restoration Plan and the Executive Supplemental Benefit Plan is the time between the participant’s deemed participation date under the plan and December 31, 2020.

(2)
The Pension Restoration Plan benefits generally accrue from the date of employment through the normal retirement age (as discussed below). The following assumptions were used for calculating present values: interest rate of 2.36%, post-retirement mortality per
Pri-2012
Table for Healthy Retirees with mortality projection using Fully Generational Scale
MP-2020,
and benefit is payable as a single life annuity.

Executive Supplemental Benefit Plan eligibility requires 10 years of service and 5 years of participation in the plan with the benefit dependent on age at retirement between 55 and 62, rather than credited years of service. The following assumptions were used for calculating present value: interest rate of 2.33% post-retirement mortality per
Pri-2012
“Retirees” and “Contingent Survivors” tables with white collar adjustments, projected generationally beyond 2012 using
MP-2020
Order 2 Graduation Alternative Projection Scale. Benefit is payable as a 50% joint and survivor annuity.
Pension Restoration Plan
During 1996, we adopted the Pension Restoration Plan. This plan is an unfunded, non-qualified
plan designed to make up for the benefit accruals that were limited under our tax-qualified
pension plan based on compensation in excess of the amount of compensation that may be considered under federal tax law limits for qualified plans. However, in order to limit its expense, the Pension Restoration Plan does not make up for benefit accruals on compensation exceeding $275,000. The Pension Restoration Plan also makes up for benefits that could not be paid from a qualified plan because of limitations imposed by the federal tax laws. Vesting of benefits payable to an employee under the Pension Restoration Plan generally occurs upon employment through “normal retirement age.” “Normal retirement age” is defined as the later of the employee’s attainment of age 65 or three years of service with us. The Pension Restoration Plan was effective as of January 1, 1994, but only covers selected employees who were participants in the tax-qualified
pension plan formerly sponsored by us which was assumed by FAFC in connection with the Separation. The Pension Restoration Plan excludes pay earned after December 31, 2001. The Pension Restoration Plan was amended in February 2008 to eliminate benefit accruals for service after April 30, 2008.

Effective January 1, 2009, to comply with Section 409A of the Code, payment of benefits under the Pension Restoration Plan commences the first of the month following a participant’s separation from service or six months following a participant’s separation from service if he is considered a specified employee. Also, benefit options under the Pension Restoration Plan include various actuarial equivalent annuity options. A participant with at least three years of service with us may elect to retire after attaining age 55, but prior to age 65, and receive reduced benefits. Benefits are reduced 1/180th for each of the first 60 months and by 1/360th for each of any additional months by which the benefit commencement date precedes the participant’s normal retirement date. Mr. Sando is the only NEO who participates in the Pension Restoration Plan, and he was eligible for early retirement but not normal retirement at December 31, 2020.
On June 1, 2010, in connection with spinning off the businesses now known as FAFC, the sponsorship of a portion of the Pension Restoration Plan and the liabilities under the plan were transferred to FAFC with respect to the accrued benefits for employees and former employees who were transferred to FAFC. We remain responsible for liabilities under the Pension Restoration Plan relating to the accrued benefits of employees who were not transferred to FAFC, which are now payable pursuant to the terms of the CoreLogic, Inc. Pension Restoration Plan, the successor plan to the original Pension Restoration Plan. The new plan is intended to govern the benefits payable to participants under the plan as of June 1, 2010 and is not intended to grant additional benefits to the participants in excess of their benefits accrued under the original Pension Restoration Plan.
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
To be eligible to receive benefits under the plan, a participant must be at least age 55, have been an employee of us or one of our subsidiaries for at least 10 years and covered by the plan for at least five years. A pre-retirement
death benefit is provided consisting of 10 annual payments, each of which equals 50% of final average compensation. Subject to applicable legal rules, the Board can, in its discretion, pay the participant or beneficiary in an actuarial equivalent lump sum or other form of benefit. In the event of a “change in control” (as defined in the plan) of us, a participant who retires after the change in control shall receive the same benefits as if he were retiring upon the attainment of normal retirement date.
The Executive Supplemental Benefit Plan was amended in September 2005 to provide that participants who thereafter engage in competition with us, either during their employment with or following their departure, forfeit their right to receive any vested benefits under the plan. Competition includes the misappropriation, sale, use or disclosure of our trade secrets, confidential or proprietary information and solicitation of our customers.
To reduce the costs of the plan to us, the plan was further amended in October 2007. Among other changes, this amendment (i) reduced the normal retirement date to the latest of age 62, the date on which the participant completes 10 years of service with us and the date on which the participant was covered, in combination, by the plan or FAC Management Supplemental Benefit Plan for five years; (ii) changed the period over which “final average compensation” is determined to the five calendar years preceding retirement; (iii) reduced the maximum benefit payable to a joint life and 50% survivor annuity benefit equal to 30% of final average compensation; (iv) eliminated any increased benefit for postponed retirement beyond the normal retirement date; and (v) provided for accelerated vesting only upon a change in control that is not approved by our incumbent Board. The benefit is reduced by 5.952% for each year prior to age 62 in which retirement actually occurs. Participants who were vested as of the effective date of the amendment, November 1, 2007, are entitled to receive the higher of the benefit as calculated under the amended plan and the benefit to which the participant would have been entitled had he retired on October 31, 2007.
In connection with the Separation, we transferred sponsorship and administration of a portion of the Executive Supplemental Benefit Plan to FAFC. As part of this transfer, FAFC assumed the liabilities under the portion of the plan covering employees and former employees who were transferred to FAFC. Following the Separation, we remained responsible for the liabilities under the portion of the Executive Supplemental Benefit Plan relating to our employees and former employees who were not transferred to FAFC. We maintain the CoreLogic, Inc. Executive Supplemental Benefit Plan as the successor to the original Executive Supplemental Benefit Plan in satisfaction of its liabilities to such employees who were participants and accrued benefits under the Executive Supplemental Benefit Plan but were not transferred to FAFC. The CoreLogic, Inc. Executive Supplemental Benefit Plan is intended to provide future benefits for our employees on and after June 1, 2010 and is intended to govern the benefits payable to such employees both before and after June 1, 2010.
Effective December 31, 2010, the CoreLogic, Inc. Executive Supplemental Benefit Plan was frozen and amended to, among other things: (i) close the plan to new participants; (ii) freeze the average pay calculation as of December 31, 2010 (compensation after December 31, 2010 will not be taken into consideration in calculating benefits); (iii) amend the amount and form of the pre-retirement
death benefit to provide for payment to a participant’s designated beneficiary in an amount equal to the survivor portion of a 50% joint and survivor annuity for the life of the beneficiary, or if the participant’s beneficiary is someone other than the participant’s spouse or domestic partner, for a maximum of twenty years; and (iv) apply a proration factor to the benefit amount payable, the numerator of which is a participant’s service at December 31, 2010 and the denominator of which is the participant’s service that would have accrued as of his or her early retirement date if the participant was not early retirement eligible as of December 31, 2010.

In addition to the amendments described above, the change of control provisions have been amended to provide that participants will become 100% vested in all plan benefits upon an involuntary separation from service without good cause or for good reason following a change of control. Prior to the amendments, participants became 100% vested in all plan benefits upon a change of control, regardless of whether they incurred a separation of service for any reason. Furthermore, the retirement income benefit provided to participants and commencing upon a separation from service following a change of control on the same basis as though they had attained normal retirement age is limited to participants who experience an involuntary separation from service without good cause or for good reason following a change of control.
As of December 31, 2020, there remained two active employees, including Mr. Sando, who participate in the plan. The plan is closed to new participants. As of December 31, 2020, Mr. Sando was eligible for early retirement but not normal retirement. The plan is unfunded and unsecured. We have previously purchased insurance, of which we are the owner and beneficiary, on the lives of certain plan participants. This insurance is designed to offset, over the life of the plan, a portion of our costs incurred with respect to the plan.
Nonqualified Deferred Compensation for 2020
As reflected in the following table, certain of our NEOs have elected to participate in our Deferred Compensation Plan.

Name	Executive Contributions in Last FY (1)($)	Registrant Contributions in Last FY (1)($)	Aggregate Earnings in Last FY (2)($)	Aggregate Balance at Last FYE (3)($)
Frank D. Martell	1,189,143	49,079	619,491	4,758,454
James L. Balas	734,706	19,333	450,595	2,302,725
Patrick Dodd	—	—	—	—
Barry M. Sando	51,980	23,775	270,177	1,825,131
Francis Aaron Henry	—	—	—	—

(1)
All contributions presented herein reflect amounts actually deferred in 2020 and have been reported as compensation in the appropriate columns of the Summary Compensation Table. Amounts reported in the 2020 Summary Compensation Table under “All Other Compensation” reflect Company contributions earned for 2020.

(2)
Represents earnings or losses on participant-selected investment options. None of the amounts are reflected in the 2020 Summary Compensation Table because the return on deferred amounts is calculated in a similar manner and at a similar rate as earnings on externally managed mutual funds.

(3)
To the extent the executive officers were NEOs in prior years, the amounts reported in the aggregate balance at last fiscal year end that represented prior salary and non-equity
incentive plan compensation deferrals or Company contributions were previously reported as compensation to the NEO in our Summary Compensation Table as “Salary,”
“Non-Equity
Incentive Plan Compensation” or “All Other Compensation” in previous years. Amounts reported in the aggregate balance at last fiscal year end that represent earnings in prior years on previously deferred amounts are not reflected on prior period Summary Compensation Tables.

The Deferred Compensation Plan offers to a select group of management and highly compensated employees the opportunity to elect to defer portions of their base salary, commissions and cash bonuses. We maintain a deferral account for each participating employee on a fully vested basis for all employee deferrals. Participants can choose to have their cash benefits paid in one lump sum or in quarterly payments upon separation from service or death. Subject to the terms and conditions of the plan, participants may also elect scheduled and nonscheduled in-service
withdrawals of compensation deferred prior to January 1, 2005, and the earnings and losses attributable thereto. Withdrawals of compensation deferred after December 31, 2004, and the earnings and losses attributable thereto, must be scheduled by the participant at the time the participant elects to defer such compensation.
Participants allocate their deferrals among a variety of investment crediting options offered under the plan. The investment crediting rates are based upon the rates of return available under certain separate accounts offered through variable insurance products.
For all participants who joined the Deferred Compensation Plan prior to December 31, 2001, the plan provides a pre-retirement
life insurance benefit equal to the lesser of 15 times the amount deferred in the participant’s first year of participation or $2 million. The life insurance benefit is reduced beginning at age 61 by 20% per year. Participants who join the plan after December 31, 2001 are not eligible for this insurance benefit. We pay a portion of the cost of such life insurance benefits. The plan is unfunded and unsecured.
The Deferred Compensation Plan was amended in 2010 to provide for Company contributions to the plan in the form of 401(k) restoration contributions. The amount of our 401(k) restoration contributions made to participant accounts is determined based on the amount of discretionary matching contributions that would be made under the 401(k) Plan if the participants’ deferrals under the Deferred Compensation Plan were instead made under the 401(k) Plan, but without regard to the statutory limits that apply to the benefits that may be provided under the 401(k) Plan. There are currently no vesting limitations in the Deferred Compensation Plan.

Potential Payments Upon Termination or Change in Control
The following tables describe payments and other benefits that would be provided to certain of our NEOs under the specified circumstances upon a change in control of us or their termination, assuming a termination or change in control occurred on December 31, 2020. For further discussion, see “
Compensation Discussion and Analysis—Change in Control Agreements
” above.

Name	Trigger	Severance		Bonus		Value of RSU Acceleration (6)	Value of PBRSU Acceleration (7)	Deferred Compensation (8)	Vested Pension Plan (11) (12)		Benefit Continuation		Total
Frank Martell	Voluntary Resignation	—		—		—	—	4,758,454	—		—		4,758,454
	Termination For Cause	—		—		—	—	4,758,454	—		—		4,758,454
	Termination Without Cause / For Good Reason	4,500,000	(2)	2,639,420	(4)	7,485,713	—	4,758,454	—		35,900	(9)	19,419,487
	Change in Control with Termination Good Reason / Without Cause (1)	6,750,000	(3)	2,639,420	(5)	7,485,713	12,594,528	4,758,454	—		53,850	(10)	34,281,965
	Death	—		2,639,420	(4)	7,485,713	12,594,528	4,758,454	—		—		27,478,115
	Disability	—		2,639,420	(4)	7,485,713	12,594,528	4,758,454	—		—		27,478,115

James Balas	Voluntary Resignation	—		—		—	—	2,302,725	—		—		2,302,725
	Termination For Cause	—		—		—	—	2,302,725	—		—		2,302,725
	Termination Without Cause	950,000	(2)	928,685	(4)	1,790,188	—	2,302,725	—		27,123	(9)	5,998,721
	Change in Control with Termination Good Reason / Without Cause (1)	1,900,000	(3)	928,685	(5)	1,790,188	3,024,949	2,302,725	—		54,245	(10)	10,000,792
	Death	—		928,685	(4)	1,790,188	3,024,949	2,302,725	—		—		8,046,547
	Disability	—		928,685	(4)	1,790,188	3,024,949	2,302,725	—		—		8,046,547

Patrick Dodd	Voluntary Resignation	—		—		—	—	—	—		—		—
	Termination For Cause	—		—		—	—	—	—		—		—
	Termination Without Cause	2,600,000	(2)	—		2,660,698	—	—	—		1,238	(9)	5,911,936
	Change in Control with Termination Good Reason / Without Cause (1)	2,600,000	(3)	650,000	(4)	2,660,698	934,831	—	—		1,238	(10)	6,846,767
	Death	—		650,000	(5)	2,660,698	934,831	—	—				4,245,529
	Disability	—		650,000	(4)	2,660,698	934,831	—	—		—		4,245,529

Barry M. Sando	Voluntary Resignation	—		—		—	—	1,825,131	7,642,505		—		9,467,636
	Termination For Cause	—		—		—	—	1,825,131	7,642,505		—		9,467,636
	Termination Without Cause	2,200,000	(2)	1,091,773	(4)	1,978,074	—	1,825,131	7,642,505		35,900	(9)	14,773,383
	Change in Control with Termination Good Reason / Without Cause (1)	3,300,000	(3)	1,091,773	(5)	1,978,074	3,456,350	1,825,131	7,963,548	(13)	53,850	(10)	19,668,726
	Death	—		1,091,773	(4)	1,978,074	3,456,350	1,825,131	3,738,227	(14)	—		12,089,555
	Disability	—		1,091,773	(4)	1,978,074	3,456,350	1,825,131	7,642,505		—		15,993,833

Francis Aaron Henry	Voluntary Resignation	—		—		—	—	—	—		—		—
	Termination For Cause	—		—		—	—	—	—		—		—
	Termination Without Cause	950,000	(2)	928,685	(4)	770,982	—	—	—		27,123	(9)	2,676,790
	Change in Control with Termination Good Reason / Without Cause (1)	1,900,000	(3)	628,685	(5)	770,982	770,982	—	—		54,245	(10)	4,424,894
	Death	—		928,685	(4)	770,982	770,982	—	—		—		2,470,649
	Disability	—		928,685	(4)	770,982	770,982	—	—		—		2,470,649

(1)
In accordance with SEC rules, an excise tax calculation is not presented in this table as we do not provide a gross-up
or tax reimbursement to our NEOs in connection with a change in control. Amounts payable in the event of a change in control may be subject to reduction under Sections 280G and 4999 of the Code.

(2)
Represents an amount equal to a multiple of annualized base salary in effect on the date employment terminates (the “Severance Date”)—two times annualized base salary in the case of Messrs. Martell, Sando and Dodd;
one-time
annualized base salary in the case of Messrs. Balas and Henry, plus (ii) the same multiple of target annual ICP amount in effect on the Severance Date (the “Severance Benefit”). The Severance Benefit will be payable in a lump sum equal to 7/24 (7/12 for Messrs. Balas and Henry) of the Severance Benefit on the seventh month after the Severance Date with an additional 1/24 (1/12 for Messrs. Balas and Henry) of the Severance Benefit paid each month until the month which is 24 months for Messrs. Martell and Sando (12 months for Messrs. Balas, Dodd and Henry) after the Severance Date. Receipt of the benefit is contingent upon execution of a general release of claims and compliance with certain post-termination covenants, including a
24-month
post-termination
non-competition
covenant for Messrs. Martell and Sando (12 months for Messrs. Balas, Dodd, and Henry), and confidentiality provisions in the employment agreement.

(3)
Represents a multiple of base salary in effect immediately prior to the date of termination by us (three times base salary for Messrs. Martell and Sando and two times base salary for Messrs. Balas, Dodd, and Henry) and a multiple of target annual cash bonus established for fiscal year (three times for Messrs. Martell and Sando; two times for Messrs. Balas, Dodd and Henry) payable on the same payment schedule as described above in footnote (2). Receipt of the benefit is contingent upon execution of a general release of claims.

(4)
Represents the pro rata portion of annual cash bonus for fiscal year 2020; applicable agreements provide for the payment of the pro rata portion of the bonus amount that would have been paid if employment had not terminated during the fiscal year. Such payment is required to be paid within two-
and
one-half
months following fiscal year end. Receipt of the benefit is contingent upon execution of a general release of claims and compliance with certain post termination covenants, including a
24-month
post-termination
non-competition
covenant for Messrs. Martell and Sando (12 months for Messrs. Balas and Dodd), and confidentiality provisions in the employment agreement.

(5)
The 2020 ICP provides for a pro rata portion of the greater of target annual cash bonus or annual cash bonus for fiscal year 2020 based on actual performance. Represents the pro rata portion of target annual cash bonus for the fiscal year 2020, other than for Mr. Dodd which represents a pro rata portion of his target annual cash bonus; applicable agreements provide for the payment of the pro rata portion of the target annual cash bonus established for the fiscal year in which the executive is terminated.

(6)
Represents the value after acceleration of outstanding unvested RSUs based on our closing stock price on December 31, 2020 of $77.32. The outstanding unvested RSUs reported above will accelerate and vest on an involuntary termination without cause or resignation for good reason (whether before or after a change in control, although not all outstanding RSUs may vest on such a termination before a change in control), retirement, death or disability. For certain terminations of employment, the accelerated vesting is subject to execution of a general release of claims and compliance with certain post-termination covenants, including a
24-month
post-termination
non-competition
covenant for Messrs. Martell and Sando (12 months for Messrs. Balas and Dodd), and confidentiality provisions in the employment agreement.

(7)
Represents the value after acceleration of all outstanding unvested PBRSUs based on our closing stock price on December 31, 2020 of $77.32. All or a pro-rata
portion of outstanding unvested PBRSUs will generally accelerate on death, disability or involuntary termination without cause or resignation for good reason following a change in control, subject to attainment of the performance measures for any termination prior to a change in control. We have assumed that the target number of PBRSUs would become vested in connection with each acceleration event, although the actual number of PBRSUs that could become vested could be higher or lower than the target number of PBRSUs, based on actual performance.

(8)	Refers to payments accrued under the Deferred Compensation Plan as of December 31, 2020 based on each executive officer’s salary and bonus deferral election and 401(k) restoration contributions.
(9)
Represents the cost of continued health and welfare benefits for 24 months in the case of Messrs. Martell, Sando and Dodd, or 12 months in the case of Messrs. Balas and Henry, after the date on which the termination occurs. These obligations are reduced by any welfare benefits made available to the executive officer from subsequent employers.

(10)
Represents the cost of continued health and welfare benefits for 36 months in the case of Messrs. Martell and Sando, or 24 months in the case of Messrs. Balas, Dodd, and Henry, after the date on which the termination occurs subject to the executive’s continued payment of the same premium payment amount as immediately prior to termination. These obligations are reduced by any welfare benefits made available to the executive officer from subsequent employers.

(11)	Mr. Sando is eligible to receive current vested benefits amount under the Pension Restoration Plan and Executive Supplemental Benefit Plan.
(12)
Represents the present value of the benefit calculated under the Executive Supplemental Benefit using the following assumptions: interest rate of 3.12% post-retirement mortality per
Pri-2012
“Retirees” and “Contingent Survivors” tables with white collar adjustments, projected generationally beyond 2012 using
MP-2019
Order 2 Graduation Alternative Projection Scale and the present value of the benefit calculated under the Pension Restoration Plan using the following assumptions: interest rate of 3.12%, post-retirement mortality per
Pri-2012
Table for Healthy Retirees with mortality projection using Fully Generational Scale
MP-2020.

(13)
Upon an involuntary termination without cause or for good reason after a change in control, Mr. Sando becomes 100% vested in the Executive Supplemental Benefit Plan in the amount Mr. Sando would have been entitled to receive in accordance with the provisions of the plans in effect on the date of the change of control.

(14)	Represents pre-retirement death benefit payable to the executive officer’s spouse.

Director Compensation
The following table sets forth certain information concerning the compensation of our directors other than Mr. Martell for the fiscal year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1)(2) ($)	Total ($)
W. Steve Albrecht (3)	$10,959	$79,923	$90,882
J. David Chatham (4)	$175,000	$159,994	$334,994
Douglas C. Curling	$161,979	$159,994	$321,973
John C. Dorman	$181,733	$159,994	$341,727
Paul F. Folino	$309,500	$159,994	$469,494
Wendy Lane (3)	$10,466	$79,924	$90,389
Claudia Fan Munce	$166,233	$159,994	$326,227
Thomas C. O’Brien (4)	$162,500	$159,994	$322,494
Pamela H. Patenaude (5)	$112,409	$146,659	$259,068
Vikrant Raina	$161,979	$159,994	$321,973
J. Michael Shepherd	$154,979	$159,994	$314,974
Jaynie Miller Studenmund	$171,966	$159,994	$331,960
David F. Walker (4)	$175,000	$159,994	$334,994
Mary Lee Widener (6)	$107,500	$159,994	$267,494
Henry W. “Jay” Winship (3)	$10,219	$79,923	$90,142

(1)
The amounts shown reflect the aggregate grant date fair value of stock awards granted in 2020 computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation-Stock Compensation. We value the RSUs as of the grant date by multiplying the closing price of our common stock on that date by the number of RSUs awarded. The stock awards were granted on April 28, 2020 to each non-management
director, other than for Pamela H. Patenaude who received her grant on June 17, 2020 and W. Steve Albrecht, Wendy Lane and Henry W. “Jay” Winship, who received their grants on November 20, 2020.

(2)	The aggregate numbers of RSUs held by each current non-management director as of December 31, 2020 were as follows:

Name	Restricted Stock Unit Awards (#)
W. Steve Albrecht	1,018
Douglas C. Curling	4,217
John C. Dorman	4,217
Paul F. Folino	4,217
Wendy Lane	1,018
Claudia Fan Munce	4,217
Pamela H. Patenaude	2,991
Vikrant Raina	4,217
J. Michael Shepherd	4,217
Jaynie Miller Studenmund	4,217
Henry W. “Jay” Winship	1,018

(3)	W. Steve Albrecht, Wendy Lane and Henry W. “Jay” Winship were appointed to our Board, effective November 20, 2020.

(4)
J. David Chatham, Thomas C. O’Brien and David F. Walker were removed from our Board, effective November 17, 2020. The amount reported in the Stock Awards column represents the grant date fair value of annual equity compensation awards granted in April 2020. However, the awards were terminated pursuant to their terms at the time of the directors’ removal from the Board in November 2020. As a result, Messrs. Chatham, O’Brien and Walker received no value from stock awards granted in 2020.

(5)	Pamela H. Patenaude was appointed to our Board, effective June 17, 2020.
(6)	Mary Lee Widener retired from our Board, effective June 17, 2020. The fees reported as earned or paid in cash include $60,000 in consultant fees paid to Ms. Widener in 2020.
As described in the Compensation Discussion and Analysis, Pay Governance served as independent compensation consultant for the Compensation Committee for 2020 and has continued to advise on the compensation of our directors for 2021. During 2020, as part of its engagement with the Committee, Pay Governance:

•	provided advice on the selection of a peer group of companies for director compensation comparison purposes;

•	provided guidance on industry best practices and emerging trends and developments in director compensation;

•	reviewed director compensation; and

•	provided advice on determining the structure and amounts payable under our director compensation program.
The Compensation Committee reviews and recommends to the Board the form and level of director compensation. In December 2019, the Compensation Committee reviewed the Directors’ Compensation Policy and recommended one change for 2020 with respect to the annual cash retainer for our non-management
Chairman of the Board (increase to $120,000 from $100,000); the Board affirmed the recommendation of the Compensation Committee.
The Compensation Committee did not recommend any changes to the Directors’ Compensation Policy following its review in December 2020.
The table below describes the components of the
non-management
director compensation program in effect during 2020:

Compensation Element	2020
Annual Retainer — Non-Management Director (1)	$80,000
Annual Equity Compensation — RSUs (2)	$160,000
Annual Retainer — Non-Management Board Chairman	$120,000
Annual Retainer — Committee Chairs (1)
Audit Committee	$25,000
Compensation Committee	$20,000
Nominating and Corporate Governance Committee	$15,000
Strategic Planning and Acquisition Committee	$12,500
Annual Retainer — Committee Members (1)
Audit Committee	$15,000
Compensation Committee	$10,000
Nominating and Corporate Governance Committee	$7,500
Strategic Planning and Acquisition Committee	$5,000
Fee for attendance of Board and Committee Meetings in Excess of Designated Number (3)	$2,000

(1)
Committee chair retainer represents amounts paid to each committee chair for their service in addition to the committee member annual retainer. Fees are paid in cash in equal quarterly installments. Fees are paid pro-rata
for directors joining the Board after the payment date.

(2)
The award is granted and priced on the day of our annual meeting or, in the event of an out-of-cycle
annual meeting, such earlier date as may be approved by the Board, and vest on the first anniversary of the grant date (or the day prior to the date of the annual meeting in the year following the year of grant, if earlier). Vesting of the award will accelerate upon death, disability, approved retirement from the Board or a change in control. Directors joining the Board after the date of an annual meeting will receive a pro rata annual RSU award on the date the director joins the Board, which will vest on the same terms as the other annual RSU awards.

(3)
Meeting fees paid only for meetings in excess of eight meetings of the Board, Audit Committee and Compensation Committee, and in excess of four meetings of the Nominating and Corporate Governance Committee and Strategic Planning and Acquisition Committee. Fees are paid in cash in connection with each such additional meeting. Directors may also elect to defer payment of their RSUs under the Outside Director Deferral Program. RSUs deferred under such program will generally be paid, subject to the applicable vesting requirements, in shares of the Company’s common stock on the earlier of (1) the director’s death or separation from service or (2) a change in control of the Company.

We require our
non-management
directors to own a fixed amount of Company stock. The guidelines are based on a multiple of the annual retainer and require a value of at least $400,000 be held by each director. Directors have five years from their date of election to the Board to reach the ownership requirement. All Company securities owned outright or earned and subject only to time-based vesting restrictions, including deferred awards, are credited toward the requirement. All directors have either met these requirements within five years of joining or were recently appointed to the Board and still have time remaining to comply with these requirements.
Compensation Risk Assessment
The Compensation Committee oversees our compensation policies and practices and has assessed whether our compensation policies encourage unnecessary or excessive risk taking. The Compensation Committee has concluded that these policies and practices are not reasonably likely to have a material adverse effect on us. In arriving at that conclusion, the Compensation Committee considered the metrics used to determine variable compensation; the portion of variable compensation paid in equity, which is either time vested or tied to the achievement of long-term objectives; the amount of compensation paid as sales commissions and the number of people to whom such compensation is paid; and controls, such as pricing limits, a recoupment policy and financial reconciliation processes for sales crediting, quality checks that the Company employs, and the approval process for certain compensation-related activities.
Pay Ratio Disclosure
Under Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of
Regulation S-K,
the Company is required to provide the ratio of the annual total compensation of Mr. Martell to the annual total compensation of the median employee of the Company. To identify our median compensated employee for our fiscal 2020 CEO pay ratio, we used our global employee population as of December 31, 2020, and the sum of “targeted total cash”, which includes base salary or base wages and target cash incentives. For hourly employees, we calculated base wages based on a reasonable estimate of hours worked during fiscal 2020 and the relevant employee’s hourly wage rate as in effect on December 31, 2020.
The median employee was a
non-exempt,
full-time employee located in the U.S. with an annual total compensation of $72,615 for 2020, calculated in accordance with the requirements of Item 402(c)(2)(x) of
Regulation S-K,
which includes base pay, overtime pay, any discretionary bonuses and the Company’s matching contribution to that employee’s 401(k) plan or similar retirement plan that is tax-qualified
under applicable local law.
For the year ended December 31, 2020, the total compensation for our Chief Executive Officer, Mr. Martell, was $8,192,826 as reported in the “Total” column of the 2020 Summary Compensation Table. Based on this information, for 2020, the ratio of the compensation of our Chief Executive Officer to the median annual total compensation of all other employees was estimated to be 112.8 to 1.
We believe that our pay ratio disclosure presented above is a reasonable estimate. Because the SEC rules for identifying the median employee and calculating the pay ratio allow companies to use different methodologies, exemptions, estimates and assumptions, our pay ratio disclosure may not be comparable to the pay ratio reported by other companies.
Reconciliation of
Non-GAAP
Financial Measures
Reconciliation of Adjusted EBITDA
(Unaudited)

	For the Year Ended December 31, 2020
(in thousands)	PIRM	UWS	CORP	ELIM	CoreLogic
Net income/(loss) from continuing operations	$129,865	$431,873	$(297,488)	$—	$264,250
Income taxes	—	—	42,184	—	42,184
Depreciation and amortization	93,640	48,126	32,679	—	174,445
Interest expense/(income), net	1,760	(56)	67,472	—	69,176
Share-based compensation	7,886	7,607	29,567		45,060
Impairment loss	—	2,278	31	—	2,309
Non-operating (gains)/losses	(35,425)	(128)	(5,464)	—	(41,017)
Efficiency investments	(2,286)	1,460	26,211	—	25,385
Transaction costs	300	905	1,533	—	2,738
Unsolicited Proposal Related Costs	—	—	$53,846	—	53,846

Adjusted EBITDA	$195,740	$492,065	$(49,429)	$—	$638,376

	For the Year Ended December 31, 2019
(in thousands)	PIRM	UWS	CORP	ELIM	CoreLogic
Net income/(loss) from continuing operations	$47,759	$194,454	$(208,443)	$—	$33,770
Income taxes	—	—	(1,622)	—	(1,622)
Depreciation and amortization	94,862	51,337	28,901	—	175,100
Interest expense, net	37	269	75,851	—	76,157
Share-based compensation	6,309	6,079	22,783	—	35,171
Impairment loss	—	47,834	—	—	47,834
Non-operating gains	6,725	6,279	13,738	—	26,742
Efficiency investments	3,471	6,484	29,562	—	39,517
Transaction costs	6,448	359	392	—	7,199
Amortization of acquired intangibles included in equity in earnings of affiliates	307	—	—	—	307

Adjusted EBITDA	$165,918	$313,095	$(38,838)	$—	$440,175

Reconciliation of Adjusted EPS
(Unaudited)

	For the Year Ended December 31,
(Diluted income per share)	2020	2019
Net income from continuing operations	$3.28	$0.42
Share-based compensation	0.56	0.43
Non-operating (gains)/losses	(0.51)	0.33
Efficiency investments	0.32	0.49
Impairment loss	0.03	0.59
Transaction costs	0.03	0.09
Depreciation and amortization of acquired software and intangibles	0.85	0.89
Amortization of acquired intangibles included in equity in earnings of affiliates	—	—
Unsolicited proposal related costs	0.67	—
Income tax effect on adjustments	(0.97)	(0.83)

Adjusted EPS	$4.26	$2.41

Reconciliation to Free Cash Flow
(Unaudited)

(in thousands)	For the Year Ended December 31, 2020
Net cash provided by operating activities—continuing operations	$491,178
Purchases of property and equipment	(57,668)
Purchases of capitalized data and other intangible assets	(41,442)

Free Cash Flow	$392,068

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners
The following table sets forth information regarding the ownership of our common stock as of April 28, 2021 by the persons or groups of stockholders who are known to us to be the beneficial owners of 5% or more of our shares of common stock. The information regarding beneficial owners of 5% or more of our shares of common stock is based solely on public filings made by such owners with the SEC.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
The Vanguard Group (1)	6,816,293	8.8%
BlackRock, Inc. (2)	6,435,505	8.3%
Pentwater Capital Management LP (3)	3,850,000	5.3%

(1)
Share count is based on a Schedule 13G/A filed February 10, 2021. According to such 13G/A, as of December 31, 2020, these securities are owned by The Vanguard Group, a registered investment adviser with shared voting power with respect to 52,684 shares, sole dispositive power with respect to 6,698,562 shares and shared dispositive power with respect to 117,731 shares. The address of the principal business office of the reporting entity is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(2)
Share count is based on a Schedule 13G/A filed January 29, 2021. According to such 13G/A, as of December 31, 2020, BlackRock, Inc. is a parent holding company with sole voting power with respect to 6,176,633 shares and sole dispositive power with respect to 6,435,505 shares, reporting on behalf of certain related subsidiaries. The address of the principal business office of the reporting entity is 55 East 52nd Street, New York, New York 10055.

(3)
Share count is based on a Schedule 13D filed February 18, 2021, reporting beneficial ownership as of February 16, 2021. According to such Schedule 13D, Pentwater Capital Management LP is a registered investment adviser with sole voting and dispositive power with respect to 3,850,000 shares owned by itself and its affiliates. The address of the principal business office of the reporting entity is 1001 10th Avenue South, Suite 216, Naples, Florida 34102.

Security Ownership of Management
The following table sets forth the total number of shares of our common stock beneficially owned and the percentage of the shares so owned as of April 28, 2021 by:

•	each director;

•	each executive officer named in the “Summary Compensation Table”; and

•	all directors and executive officers as a group.
Unless otherwise indicated in the notes following the table, the persons listed in the table below are the beneficial owners of the listed shares with sole voting and investment power (or, where applicable, shared power with such individual’s spouse and subject to community property laws) over the shares listed. Shares vesting or subject to rights exercisable within 60 days after April 28, 2021 are treated as outstanding in determining the amount and percentage beneficially owned by a person or entity.

Stockholders	Number of shares of common stock	Percent if greater than 1%
Directors
W. Steve Albrecht	1,022
Douglas C. Curling	40,106	—
John C. Dorman	15,998	—
Paul F. Folino	10,145	—
Wendy Lane	1,022	—
Frank D. Martell	379,982	—
Claudia Fan Munce	13,208	—
Pamela H. Patenaude	3,003	—
Vikrant Raina	15,638	—
J. Michael Shepherd	7,693	—
Jaynie Miller Studenmund	35,437	—
Henry W. “Jay” Winship	1,022	—

NEOs who are not directors
James L. Balas	81,185	—
Patrick L. Dodd	0	—
Barry M. Sando	210,475	—
Francis Aaron Henry	13,613	—

All directors and executive officers as a group (16 persons)	829,549	1.1%

The shares set forth in the table above include shares that the following directors and NEOs, as well as current directors and executive officers as a group, have the right to acquire within 60 days of April 28, 2021 pursuant to the vesting of RSUs or the exercise of stock options in the amounts set forth below:

Stockholders	Number of shares of common stock	Percent if greater than 1%
W. Steve Albrecht	—	—
Douglas C. Curling	—	—
John C. Dorman	—	—
Paul F. Folino	—	—
Wendy Lane	—	—
Frank D. Martell	53,631	—
Claudia Fan Munce	—	—
Pamela H. Patenaude	—	—
Vikrant Raina	—	—
J. Michael Shepherd	—	—
Jaynie Miller Studenmund	—	—
Henry W. “Jay” Winship	—	—
James L. Balas	—	—
Patrick L. Dodd	—	—
Barry M. Sando	44,478	—
Francis Aaron Henry	—	—

All directors and executive officers as a group (16 persons)	98,109	—

Changes in Control
On February 4, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Celestial-Saturn Parent Inc., a Delaware corporation (“Acquirer”), and Celestial-Saturn Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Acquirer (“Acquisition Sub”). Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, Acquisition Sub would be merged with and into CoreLogic (the “Merger”), with CoreLogic continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of the Acquirer. The Acquirer and Acquisition Sub are affiliates of Stone Point Capital Partners and Insight Partners. If the Merger is consummated, CoreLogic’s securities will be de-listed
from the NYSE and
de-registered
under the Exchange Act as soon as practicable following the effective time of the Merger. The consummation of the Merger is not subject to a financing condition, and the Acquirer has obtained equity and debt financing commitments for the purpose of financing the Merger and the other transactions contemplated by the Merger Agreement.
Please see the sections titled
“
Overview of Business Environment and Company Developments—Merger
”
 in “
Item 7—Management
’
s Discussion and Analysis of Financial Condition and Consolidated Results of Operations
”
 and
 Note 21—Subsequent Events—Proposed Merger
 of the Notes to Consolidated Financial Statements included in
 Item 8—Financial Statements and Supplementary Data
 of Part II of the Original Report for further information. Please also refer to the Definitive Proxy Statement dated March 30, 2021, as supplemented on April 5, 2021 and April 16, 2021, for more information about the Merger, the Merger Agreement and the transactions contemplated thereby, and the compensation and benefits that may be paid or become payable to our directors and executive officers in connection with the Merger.
Securities Authorized for Issuance under Equity Compensation Plans
We currently maintain two equity compensation plans: the 2018 Plan and the 2012 Employee Stock Purchase Plan (“2012 ESPP”). We currently have outstanding awards under the 2011 Plan; however, we are no longer authorized to grant new awards under this plan. Each of the 2018 Plan, the 2011 Plan, and the 2012 ESPP was approved by our stockholders.

The following table sets forth, for each of our equity compensation plans, the number of shares of common stock subject to outstanding awards, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	2,023,610	(1)	27.26	(2)	8,083,747	(3)

(1)
Of these shares, 158,104 were subject to options still outstanding under the 2011 Plan, 393,936 were subject to stock unit awards then outstanding under the 2011 Plan (which currently count as 787,873 under the 2011 Plan (2 shares for each share issued)), and 1,471,570 were subject to stock unit awards then outstanding under the 2018 Plan (which count as 2,943,141 under the 2018 Plan). Of the 1,865,507 shares subject to stock unit awards under the plans described above, 671,225 shares are subject to performance-based awards assuming that the maximum level of performance with respect to such awards is achieved. Note that the actual number of shares to be issued with respect to these performance-based awards will vary depending on the applicable level of performance achieved, with such number ranging from zero to the maximum level indicated above.

(2)
This weighted-average exercise price does not reflect the shares that will be issued upon the payment of outstanding restricted stock units and is calculated solely with respect to outstanding unexercised stock options.

(3)
Represents 7,656,381 shares available for future issuance under the 2018 Plan, and 427,366 shares available for future issuance under the 2012 ESPP. Shares available under the 2018 Plan may be used for any type of award authorized in the 2018 Plan (subject to certain limitations of the 2018 Plan) including stock options, stock appreciation rights, stock units, restricted stock, performance-based awards, stock bonuses and other awards payable in share of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Management and Others
The Board has adopted a written policy regarding transactions with related persons that requires the approval or ratification by the Board or the Nominating and Corporate Governance Committee of any transaction exceeding $120,000 in which we are a participant and any related person has a direct or indirect material interest. A related person includes a director, nominee for election as a director, executive officer, person controlling over 5% of our common stock and the immediate family members of each of these individuals. Once a transaction has been determined to require approval, the transaction will be reviewed and approved by either the Board or the Nominating and Corporate Governance Committee. The Board or the Nominating and Corporate Governance Committee will review and consider the terms, business purpose and benefits of the transaction to the Company and the related person.
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

•	compensatory arrangements for service as an officer or director of ours, provided such compensation is approved by the Compensation Committee;

•	transactions between us and our affiliates (other than directors and officers);

•	transactions involving a related person with only an indirect interest resulting solely from ownership of less than 10% of, or being a director of, the entity entering into a transaction with us;

•	ordinary course transactions involving annual payments of $100,000 or less; or

•
transactions involving indebtedness between us and a beneficial owner of more than 5% of our common stock or an immediate family member of such beneficial owner, provided that the beneficial owner or family member is not an executive officer, director or director nominee of ours or an immediate family member thereof.

In fiscal 2020, there were no related party transactions required to be disclosed pursuant to Item 404 of Regulation
S-K.
Independence of Directors
Pursuant to the listing rules of the NYSE, a majority of the Board must be independent. A director will not qualify as independent unless the Board affirmatively determines that the director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). To assist in its determination of director independence, the Board has adopted categorical director independence standards, which are contained in our Corporate Governance Guidelines. The Corporate Governance Guidelines are available to stockholders on the Investors section of our website under Leadership & Governance—Highlights at
investor.corelogic.com
.
In accordance with applicable NYSE listing rules and our categorical director independence standards, the Board has affirmatively determined that each of Messrs. Albrecht, Curling, Dorman, Folino, Raina, Shepherd and Winship and Mses. Lane, Munce, Patenaude and Studenmund is “independent”. The Board also previously affirmatively determined that each of Messrs. Chatham, O’Brien and Walker, who were removed from the Board by our stockholders at our special meeting of stockholders held on November 17, 2020, was also “independent” during the period of his service on the Board in 2020. Mr. Martell is not considered independent because he serves as our President and Chief Executive Officer.

Item 14. Principal Accountant Fees and Services
Principal Accounting Fees and Services
The Audit Committee oversees the audit and
non-audit
services provided by PricewaterhouseCoopers LLP (“PwC”), the Company’s independent registered public accounting firm, and receives periodic reports on the fees paid. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PwC in the four categories of service set forth in the table below are as follows:

Aggregate fees billed in year	2020	2019
Audit Fees	$3,153,317	$3,091,436
Audit-Related Fees (1)	973,750	77,276
Tax Fees (2)	922,765	76,868
All Other Fees (3)	11,319	22,613

Total Fees	$5,026,901	$3,268,193

(1)
Fees in 2020 primarily related to audit services, due diligence procedures for certain acquisitions and divestitures, and
SOC-1
fees. Fees in 2019 primarily related to audit services and due diligence procedures for certain acquisitions.

(2)	Fees incurred for tax advice, compliance and planning over transfer pricing, acquisition of certain businesses, and unsolicited acquisition proposals.
(3)	Fees primarily incurred for services related to the compilation of statutory financial statements.
Policy on Audit Committee
Pre-approval
of Audit and Nonaudit Services of Independent Auditor
The Audit Committee retained PwC (along with other accounting firms) to provide certain non-audit
services in 2020. We understand the need for PwC to maintain objectivity and independence as the auditor of our financial statements and our internal control over financial reporting. Accordingly, the Audit Committee has established the following policies and processes related to audit and non-audit
services.
The Audit Committee’s policy is to
pre-approve
all engagements of our independent registered public accounting firm for audit and non-audit
services. The Audit Committee’s
pre-approval
policy identifies specific services and assigns
pre-approved
spending thresholds for each group of
non-audit
services. This policy works in conjunction with our independent registered public accounting firm’s annual audit services fee schedule, which is also approved by the Audit Committee. Any services not pre-approved
or not covered by the policy or the audit services fee schedule are submitted to the Audit Committee’s chairman, as the Audit Committee’s designee, for review and approval and are subsequently ratified by the Audit Committee at its next meeting, as appropriate.
All services provided by PwC during the fiscal years ended December 31, 2020 and 2019 were pre-approved
by the Audit Committee or its chairman.
The Audit Committee has concluded that PwC’s provision of audit and non-audit
services to the Company is compatible with PwC’s independence.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. The following consolidated financial statements are included in Item 8 of the Original Report.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the Years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
Notes to the Consolidated Financial Statements for the Years Ended December 31, 2020, 2019 and 2018
2. Financial Statement Schedule.
3. Exhibits
EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of February 4, 2021, among CoreLogic, Inc., Celestial-Saturn Parent Inc. and Celestial-Saturn Merger Sub Inc. (Incorporated by reference herein from Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 8, 2021).

3.1	Amended and Restated Certificate of Incorporation of CoreLogic, Inc., dated May 28, 2010 (Incorporated by reference herein from Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 1, 2010).

3.2	Amended and Restated Bylaws of CoreLogic, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on July 7, 2020).

3.3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of CoreLogic, Inc. (Incorporated by reference herein from Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 7, 2020).

4.1	Description of CoreLogic, Inc. Capital Stock (Incorporated by reference here from Exhibit 4.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on February 27, 2020).

4.2	Specimen Certificate for shares of Common Stock of CoreLogic, Inc. (Incorporated by reference herein from Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the SEC on June 1, 2010).

4.3	Senior Indenture, dated as of April 7, 1998, between The First American Financial Corporation and Wilmington Trust Company as Trustee (Incorporated by reference herein from Exhibit (4) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998 as filed with the SEC on August 14, 1998).

4.4	Rights Agreement dated July 6, 2020, by and between the Company and Equiniti Trust Company, as rights agent, which includes as Exhibit B the Form of Rights Certificate (Incorporated by reference herein from Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 7, 2020).

4.5	Amendment to Rights Agreement, dated as of February 4, 2021, by and between CoreLogic, Inc. and Equiniti Trust Company (Incorporated by reference herein from Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 8, 2021).

10.1	Second Amended and Restated Credit Agreement, dated as of August 10, 2017, among CoreLogic, Inc., CoreLogic Australia Pty Limited, the lenders party thereto, the other parties thereto and Bank of America, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 15, 2017).

10.2	First Amendment to Second Amended and Restated Credit Agreement, dated as of May 31, 2019, among CoreLogic, Inc., CoreLogic Australia Pty Limited, the lenders party thereto, the other parties thereto and Bank of America, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 31, 2019).

10.3	Employment Agreement, dated May 3, 2011, between CoreLogic, Inc. and Barry M. Sando (Incorporated by reference herein to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 as filed with the SEC on August 8, 2011).*

10.4	Amendment to Employment Agreement between the Company and Barry Sando effective as of June 16, 2014 (Incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014 as filed with the SEC on July 25, 2014).*

10.5	Amendment to Employment Agreement between the Company and Barry Sando effective as of October 6, 2014 (Incorporated by reference herein from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC on February 26, 2015).*

10.6	Amended and Restated Employment Agreement between the Company and Frank Martell effective as of March 6, 2017 (Incorporated by reference herein to Exhibit 10.1 to the Company’s Current report on form 8-K as filed with the SEC on May 19, 2017).*

10.7	Employment Agreement, dated April 8, 2016, between CoreLogic, Inc. and James L. Balas (Incorporated by reference herein from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 as filed with the SEC on July 27, 2016).*

10.8	Employment Agreement, dated December 31, 2019, between the Company and Francis Aaron Henry (Incorporated by reference herein from Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC on February 27, 2020).*

10.9	Employment Agreement, dated October 28, 2020, between the Company and Patrick L. Dodd (Incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 10-Q as filed with the SEC on November 4, 2020).*

10.10	Form of Change in Control Agreement used prior to October 2020 (Incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on June 14, 2010).*

10.11	Form of Change in Control Letter Amendment for Change in Control Agreements entered into prior to October 2020 (Incorporated by reference herein from Exhibit 10.5 to the Company’s Current Report on Form 10-Q as filed with the SEC on November 4, 2020).*

10.12	Form of Change in Control Agreement used beginning October 2020 (Incorporated by reference herein from Exhibit 10.4 to the Company’s Current Report on Form 10-Q as filed with the SEC on November 4, 2020).*

10.13	Form of Indemnification Agreement (Directors and Officers) (Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 25, 2019).*

10.14	Pension Restoration Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.15	Executive Supplemental Benefit Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.16	Amendment No. 1 to the Company’s Executive Supplemental Benefit Plan, effective as of December 31, 2010 (Incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 24, 2010).*

10.17	Amendment No. 2 to the Company’s Executive Supplemental Benefit Plan, dated as of January 27, 2011 (Incorporated by reference herein from Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.18	Amendment No. 3 to the Company’s Executive Supplemental Benefit Plan and Management Supplemental Benefit Plan, effective as of September 3, 2020 (Incorporated by reference herein from Exhibit 10.6 to the Company’s Current Report on Form 10-Q as filed with the SEC on November 4, 2020).*

10.19	Management Supplemental Benefit Plan, effective as of June 1, 2010 (Incorporated by reference herein from Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the SEC on August 9, 2010).*

10.20	Amendment No. 1 to the Company’s Management Supplemental Benefits Plan, effective as of December 31, 2010 (Incorporated by reference herein from Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on November 24, 2010).*

10.21	Amendment No. 2 to the Company’s Management Supplemental Benefit Plan, dated as of January 27, 2011 (Incorporated by reference herein from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 14, 2011).*

10.22	CoreLogic, Inc., Amended and Restated Deferred Compensation Plan (originally effective as of June 1, 2010 and amended and restated effective as of January 1, 2017) (Incorporated by reference herein from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 as filed with the SEC on April 26, 2017).*

10.23	CoreLogic, Inc.’s Amended and Restated 2011 Performance Incentive Plan, as amended December 6, 2016.(Incorporated by reference herein from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on February 24, 2017).*

10.24	CoreLogic, Inc.’s 2018 Performance Incentive Plan (Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 4, 2018).*

10.25	Form of Notice of Nonqualified Stock Option Grant and Nonqualified Stock Option Grant Agreement (Employee) (Incorporated by reference herein from Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 14, 2011).*

10.26	Form of Notice of Option Grant and Option Award Agreement (Employee) (Incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on May 25, 2011).*

10.27	Form of Non-Employee Director Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement, approved December 6, 2016. (Incorporated by reference herein from Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on February 24, 2017).*

10.28	Form of Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement (Employee) under the CoreLogic, Inc. 2018 Performance Incentive Plan (Incorporated by Reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 as filed with the SEC on July 26, 2018).*

10.29	Form of Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement (NEO) under the CoreLogic, Inc. 2018 Performance Incentive Plan (Incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 as filed with the SEC on July 26, 2018).*

10.30	Form of Notice of Restricted Stock Unit Grant and form of Restricted Stock Unit Award Agreement (UK Employees) under the CoreLogic, Inc. 2018 Performance Incentive Plan (Incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 as filed with the SEC on July 26, 2018).*

10.31	Form of Notice of Performance-Based Restricted Stock Unit Grant and Form of Performance-Based Restricted Stock Unit Award Agreement under the CoreLogic, Inc. 2018 Performance Incentive Plan (Incorporated by Reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 as filed with the SEC on July 26, 2018).*

10.32	Form of Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement (NEO) under the CoreLogic, Inc. 2018 Performance Incentive Plan. (Incorporated by Reference herein to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the SEC on February 27, 2019).*

10.33	Form of Notice of Performance-Based Restricted Stock Unit Grant and Form of Performance-Based Restricted Stock Unit Award Agreement under the CoreLogic, Inc. 2018 Performance Incentive Plan (Incorporated by Reference herein to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the SEC on February 27, 2019).*

10.34	Form of Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement (NEO) under the CoreLogic, Inc. 2018 Performance Incentive Plan (Incorporated by reference herein from Exhibit 10.2 to the Company’s Current Report on Form 10-Q as filed with the SEC on November 4, 2020).*

10.35	Form of Notice of Performance-Based Restricted Stock Unit Grant and Form of Performance-Based Restricted Stock Unit Award Agreement under the CoreLogic, Inc. 2018 Performance Incentive Plan (Incorporated by reference herein from Exhibit 10.3 to the Company’s Current Report on Form 10-Q as filed with the SEC on November 4, 2020).*

10.36	CoreLogic, Inc. Directors’ Compensation Policy (Incorporated by reference herein from Exhibit 10.35 to the Company’s Annual Report on Form 10-K as filed with the SEC on February 27, 2020).*

21.1	Subsidiaries of the Registrant. ŸŸ

23.1	Consent of Independent Registered Public Accounting Firm. ŸŸ

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. ŸŸ

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. ŸŸ

31.3	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. Ÿ

31.4	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. Ÿ

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350. ŸŸ

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350. ŸŸ

101	The following financial information from CoreLogic, Inc.’s Annual Report on From
10-K
for the year ended December 31, 2020, formatted in Extensible Business Reporting Language (XBRL) and furnished electronically herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss)/Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. ŸŸ

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101) Ÿ

Ÿ	Filed herewith.

ŸŸ	Filed or furnished as an exhibit to the Original Report.

*	Indicates a management contract or compensatory plan or arrangement in which any director or named executive officer participates.

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

Date: April 29, 2021