Form 10-Q
period 2021-03-31
CORELOGIC, INC.
filed 2021-05-07
CIK 36047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

On May 4, 2021 there were 73,618,482 shares of common stock outstanding.

CoreLogic, Inc.

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements.

CoreLogic, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except par value)	March 31,	December 31,
Assets	2021	2020
Current assets:
Cash and Cash Equivalents	$227,102	$167,422
Accounts receivable (less allowance for credit losses of $8,636 and $9,838 as of March 31, 2021 and December 31, 2020, respectively)	320,609	303,202
Prepaid expenses and other current assets	66,148	82,794
Assets of discontinued operations	166,621	202,417
Total current assets	780,480	755,835
Property and equipment, net	401,552	406,114
Operating lease assets	80,724	82,459
Goodwill, net	2,319,411	2,315,495
Other intangible assets, net	310,226	320,921
Capitalized data and database costs, net	321,528	321,211
Other assets	114,502	81,187
Total assets	$4,328,423	$4,283,222
Liabilities and Equity
Current liabilities:
Accounts payable and other accrued expenses	$208,149	$177,606
Accrued salaries and benefits	57,698	57,499
Contract liabilities, current	478,074	411,821
Liabilities of discontinued operations	56,339	44,677
Current portion of long-term debt	9,003	43,230
Operating lease liabilities, current	14,833	15,566
Total current liabilities	824,096	750,399
Long-term debt, net of current	1,763,212	1,828,003
Contract liabilities, net of current	631,019	617,318
Deferred income tax liabilities	99,280	91,853
Operating lease liabilities, net of current	97,953	99,966
Other liabilities	156,778	172,421
Total liabilities	3,572,338	3,559,960

Stockholders' equity:
Preferred stock, $0.00001 par value; 500 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 180,000 shares authorized; 73,619 and 73,152 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	—	—
Retained earnings	914,622	893,404
Accumulated other comprehensive loss	(158,538)	(170,143)
Total stockholders' equity	756,085	723,262
Total liabilities and equity	$4,328,423	$4,283,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands, except per share amounts)	2021	2020
Operating revenues	$422,785	$352,920
Cost of services (excluding depreciation and amortization shown below)	162,559	144,525
Selling, general and administrative expenses	130,008	109,624
Depreciation and amortization	44,781	43,578
Total operating expenses	337,348	297,727
Operating income	85,437	55,193
Interest expense:
Interest income	98	414
Interest expense	16,401	18,193
Total interest expense, net	(16,303)	(17,779)
Loss on investments and other, net	(502)	(3,857)
Income from continuing operations before equity in earnings of affiliates and income taxes	68,632	33,557
Provision for income taxes	13,689	9,785
Income from continuing operations before equity in earnings of affiliates	54,943	23,772
Equity in earnings of affiliates, net of tax	—	512
Net income from continuing operations	54,943	24,284
Income from discontinued operations, net of tax	3,907	9,535
Loss from sale of discontinued operations, net of tax	(5,288)	—
Net income	$53,562	$33,819

Basic income per share:
Net income from continuing operations	$0.75	$0.31
Income from discontinued operations, net of tax	0.05	0.12
Loss from sale of discontinued operations, net of tax	(0.07)	—
Net income	$0.73	$0.43
Diluted income per share:
Net income from continuing operations	$0.73	$0.30
Income from discontinued operations, net of tax	0.05	0.12
Loss from sale of discontinued operations, net of tax	(0.07)	—
Net income	$0.71	$0.42
Weighted-average common shares outstanding:
Basic	73,228	79,028
Diluted	75,135	80,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands)	2021	2020
Net income	$53,562	$33,819
Other comprehensive income/(loss)
Market value adjustments on interest rate swaps, net of tax	13,330	(36,890)
Foreign currency translation adjustments	(1,811)	(38,690)
Supplemental benefit plans adjustments, net of tax	86	187
Total other comprehensive income/(loss)	11,605	(75,393)
Comprehensive income/(loss)	$65,167	$(41,574)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,

(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$53,562	$33,819
Less: Income from discontinued operations, net of tax	3,907	9,535
Less: Loss from sale of discontinued operations, net of tax	(5,288)	—
Net income from continuing operations	54,943	24,284
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	44,781	43,578
Amortization of debt issuance costs	1,237	1,235
Amortization of operating lease assets	3,660	3,656
Provision for bad debt and claim losses	5,089	3,357
Share-based compensation	9,634	7,961
Equity in earnings of affiliates, net of taxes	—	(512)
Deferred income tax	2,942	2,092
Loss on investments and other, net	502	3,857
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(16,570)	7,709
Prepaid expenses and other current assets	(5,755)	3,538
Accounts payable and other accrued expenses	26,907	(15,459)
Contract liabilities	79,954	24,457
Income taxes	20,749	4,930
Dividends received from investments in affiliates	—	185
Other assets and other liabilities	(39,936)	(9,808)
Net cash provided by operating activities - continuing operations	188,137	105,060
Net cash provided by operating activities - discontinued operations	1,156	7,804
Total cash provided by operating activities	$189,293	$112,864
Cash flows from investing activities:
Purchases of property and equipment	$(12,447)	$(12,344)
Purchases of capitalized data and other intangible assets	(8,599)	(8,540)
Cash paid for acquisitions, net of cash acquired	(8,072)	(11,760)
Purchases of investments	—	(631)
Cash received from sale of discontinued operations	49,838	—
Proceeds from investments and other	—	651
Net cash provided by/(used in) investing activities - continuing operations	20,720	(32,624)
Net cash used in investing activities - discontinued operations	(1,694)	(2,892)
Total cash provided by/(used in) investing activities	$19,026	$(35,516)
Cash flows from financing activities:
Repayment of long-term debt	$(100,708)	$(723)
Proceeds from issuance of shares in connection with share-based compensation	3,109	2,932
Payment of tax withholdings related to net share settlements	(21,417)	(8,051)
Shares repurchased and retired	—	(2,431)
Dividends paid	(24,140)	(17,374)
Contingent consideration payments subsequent to acquisitions	(6,448)	—
Net cash used in financing activities - continuing operations	(149,604)	(25,647)
Net cash used in financing activities - discontinued operations	(41)	—
Total cash used in financing activities	$(149,645)	$(25,647)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(561)	(4,690)
Net change in cash, cash equivalents, and restricted cash	58,113	47,011
Cash, cash equivalents, and restricted cash at beginning of period	177,833	114,679
Less: Change in cash, cash equivalents, and restricted cash - discontinued operations	(579)	4,912
Plus: Cash swept from discontinued operations	941	4,051
Cash, cash equivalents, and restricted cash at end of period	$237,466	$160,829

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,505	$16,391
Cash paid for income taxes	$3,827	$2,218
Cash refunds from income taxes	$156	$371
Non-cash investing activities:
Capital expenditures included in accounts payable and other accrued expenses	$13,017	$10,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

CoreLogic, Inc.
Condensed Consolidated Statement of Stockholders' Equity (Year-to-Date)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands)
For the Three Months Ended March 31, 2021
Balance as of December 31, 2020	73,152	$1	$—	$893,404	$(170,143)	$723,262
Net income	—	—	—	53,562	—	53,562
Shares issued in connection with share-based compensation	467	—	3,109	—	—	3,109
Payment of tax withholdings related to net share settlements	—	—	(13,156)	(8,261)	—	(21,417)
Share-based compensation	—	—	10,103	—	—	10,103
Dividend on common shares	—	—	(56)	(24,083)	—	(24,139)
Other comprehensive income	—	—	—	—	11,605	11,605
Balance as of March 31, 2021	73,619	$1	$—	$914,622	$(158,538)	$756,085

For the Three Months Ended March 31, 2020
Balance as of December 31, 2019	78,972	$1	$111,000	$1,006,992	$(166,783)	$951,210
Adoption of new accounting standards	—	—	—	16,827	—	16,827
Net income	—	—	—	33,819	—	33,819
Shares issued in connection with share-based compensation	489	—	2,932	—	—	2,932
Payment of tax withholdings related to net share settlements	—	—	(8,051)	—	—	(8,051)
Share-based compensation	—	—	8,085	—	—	8,085
Shares repurchased and retired	(50)	—	(2,431)	—	—	(2,431)
Dividends declared	—	—	(54)	54	—	—
Other comprehensive loss	—	—	—	—	(75,393)	(75,393)
Balance as of March 31, 2020	79,411	$1	$111,481	$1,057,692	$(242,176)	$926,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 – Basis of Condensed Consolidated Financial Statements

CoreLogic, Inc., together with its subsidiaries (collectively “CoreLogic”, “the Company”, “we”, “us” or “our”), is a leading global property information, insight, analytics and data-enabled solutions provider operating in North America, Western Europe and Asia Pacific. Our combined data from public, contributory, and proprietary sources provides detailed coverage of property, mortgages and other encumbrances, property risk and replacement cost, location, hazard risk and related performance information. The markets we serve include real estate and mortgage finance, insurance, capital markets, and the public sector. We deliver value to clients through unique data, analytics, workflow technology, advisory and managed solutions. Clients rely on us to help identify and manage growth opportunities, improve performance, and mitigate risk.

Our condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States (“US”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The 2020 year-end condensed consolidated balance sheet was derived from the Company’s audited financial statements for the year ended December 31, 2020. Interim financial information does not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Merger Agreement

In February 2021, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Celestial-Saturn Parent Inc., a Delaware corporation (“Acquirer”), and Celestial-Saturn Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Acquirer (“Acquisition Sub”). Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, Acquisition Sub would be merged with and into CoreLogic (“Merger”), with CoreLogic continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of the Acquirer. The Acquirer and Acquisition Sub are affiliates of Stone Point Capital Partners and Insight Partners. If the Merger is consummated, CoreLogic’s securities will be de-listed from the New York Stock Exchange and de-registered under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as practicable following the effective time of the Merger (“Effective Time”).

In the event the Merger is completed, except as otherwise provided in the Merger Agreement, each share of common stock, par value $0.00001 per share, of CoreLogic issued and outstanding immediately prior to the Effective Time would be converted into the right to receive $80.00 per share in cash, without interest (“Merger Consideration”).

Consummation of the Merger is subject to customary closing conditions, including, among other things, (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock (“Requisite Stockholder Approval”), and (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), and the expiration of applicable waiting periods or clearance of the Merger, as applicable, under the antitrust and foreign investment laws of certain other jurisdictions (“Regulatory Approvals”). The Requisite Stockholder Approval was obtained at a special meeting of the Company’s stockholders on April 28, 2021. In addition, the applicable waiting period under the HSR Act expired on March 22, 2021 and clearance to proceed was obtained from the New Zealand Overseas Investment Office on March 8, 2021. CoreLogic made the filing required in Australia in February 2021 and is awaiting approval from the Australian Foreign Investment Review Board.

The consummation of the Merger is not subject to a financing condition, and the Acquirer has obtained equity and debt financing commitments for the purpose of financing the Merger and the other transactions contemplated by the Merger Agreement. Certain debt financing arrangements have already been secured by Acquisition Sub and, subject to the consummation of the Merger, will become indebtedness of CoreLogic at the Effective Time.

Either we or the Acquirer may terminate the Merger Agreement in certain circumstances, including if (i) the Merger shall not have been consummated on or before 5:00 p.m. (New York City time) on August 9, 2021, (ii) any of certain governmental authorities of competent jurisdiction has issued a final non-appealable law or order prohibiting the Merger, (iii) the Requisite Stockholder Approval is not obtained at the stockholders’ meeting duly convened therefor or (iv) the other party materially breaches, and does not cure, any representation or covenant that would cause the related condition to the other party’s obligation to consummate the Merger not to be satisfied, in each case subject to certain limitations set forth in the Merger Agreement. If we terminate the Merger Agreement because (i) the Acquirer or Acquisition Sub materially breaches, and does not cure, any representation or covenant that would cause any conditions to our obligation to consummate the Merger not to be satisfied or (ii) all conditions to the Merger have been and continue to be satisfied (subject to customary exceptions) and the Acquirer fails to consummate the Merger after receiving written notification from us, we would be entitled to receive a termination fee from the Acquirer of $330 million. If the Merger Agreement is terminated by us or the Acquirer under other certain circumstances specified in the Merger Agreement, we would be obligated to pay a termination fee of $165 million to the Acquirer. See the risk factor titled “If the Merger Agreement is terminated, under certain conditions, we may be obligated to pay the Acquirer a substantial termination fee, which could require us to incur additional debt or reduce the amount of cash we have available to fund our operations” under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 10-K”) for further information about the termination fee we may be obligated to pay.

In March 2021, we filed a definitive proxy statement on Schedule 14A with the SEC (as supplemented, the “Definitive Proxy Statement”) related to the special meeting of stockholders called for the purpose of obtaining the Requisite Stockholder Approval. Please refer to the Definitive Proxy Statement for further information about the Merger, the Merger Agreement, and the other transactions contemplated thereby.

Rights Agreement Amendment

In February 2021, in connection with the execution of the Merger Agreement, we also entered into an amendment (“Rights Agreement Amendment”) to the Rights Agreement, dated as of July 6, 2020, by and between CoreLogic and Equiniti Trust Company, as rights agent (“Rights Agreement”), in order to (i) render the Rights Agreement inapplicable to the Merger and the transactions contemplated by the Merger Agreement, (ii) ensure that in connection with the transactions contemplated by the Merger Agreement, none of the Acquirer, Acquisition Sub, or any of their “Affiliates” or “Associates” (each as defined in the Rights Agreement) shall be deemed to be or become an “Acquiring Person” (as defined below) and (iii) provide that the “Expiration Date” (as defined in the Rights Agreement) shall occur immediately prior to the Effective Time.

Unsolicited Proposal and Proxy Contest Proposals

On June 26, 2020, we received an unsolicited proposal from Senator Investment Group, LP (“Senator”) and Cannae Holdings, Inc. (“Cannae”) to acquire the Company for $65.00 per share in cash, which initial proposal was increased by Senator and Cannae on September 14, 2020 by $1.00 per share to $66.00 per share in cash (the “Unsolicited Proposal”). In July 2020, our Board of Directors (“Board”), in consultation with its independent financial and legal advisors, unanimously determined to reject the Unsolicited Proposal. In July 2020, Senator and Cannae issued a press release announcing proposals to remove members of our Board and replace them with up to nine individuals nominated by Senator and Cannae and to amend certain provisions of our Bylaws (“Proxy Contest Proposals”). In August 2020, the Board determined to call a special meeting of CoreLogic’s stockholders to allow our stockholders to consider and vote on the Proxy Contest Proposals. A special meeting of our stockholders to vote on the Proxy Contest Proposals was held in November 2020, with a record date of September 18, 2020, resulting in the removal of three members of our Board and the appointment of three of Senator and Cannae’s nominees to our Board, each with a term expiring at the Company’s 2021 annual meeting of stockholders. In connection with the Unsolicited Proposal, Proxy Contest Proposals, and related strategic transaction process we have incurred expenses of approximately $11.4 million for the three months ended March 31, 2021.

Reportable Segments

We have organized into the following two reportable segments: Property Intelligence & Risk Management (“PIRM”) and Underwriting & Workflow Solutions (“UWS”). Please refer to Note 13 - Segment Information for further information.

Discontinued Operations

In July 2020, we announced our intention to exit our reseller operations focused on mortgage credit and borrower verification and multi-family tenant screening. These businesses are comprised of our Rental Property Solutions (“RPS”) and Credit Solutions (“CS”) operations. Although market leaders in their respective business areas, these reseller businesses are not compatible with our long-term strategic imperatives. The divestiture of these operations is expected to improve our revenue growth trends and revenue mix, and significantly enhance profit margins. As a result of this strategic decision, the businesses have been reflected in our condensed consolidated financial statements as discontinued operations for all periods presented.

In October 2020, we sold a portion of our multi-family tenant screening business, which resulted in a gain on sale of discontinued operations of $2.7 million, net of tax. In February 2021, we sold the remainder of RPS for $51.2 million which resulted in a loss of $5.3 million, net of tax, for the three months ended March 31, 2021.

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

Client Concentration

We generate the majority of our operating revenues from clients with operations in the US residential real estate, mortgage origination, and mortgage servicing markets. Approximately 40% and 30% of our operating revenues for the three months ended March 31, 2021 and 2020, respectively, were generated from our top ten clients, who consist of the largest US mortgage originators and servicers. None of our clients individually accounted for greater than 10% of our operating revenues during these periods.

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

(in thousands)	March 31, 2021	March 31, 2020
Cash and cash equivalents	$227,102	$150,937
Restricted cash included in other assets	9,966	9,714
Restricted cash included in prepaid expenses and other current assets	398	178
Total cash, cash equivalents, and restricted cash	$237,466	$160,829

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

See further discussion in Note 7 - Operating Revenues.

Comprehensive Loss

Comprehensive loss includes all changes in equity except those resulting from investments by stockholders and distributions to stockholders. Specifically, foreign currency translation adjustments, amounts related to supplemental benefit plans, unrealized gains and losses on interest rate swap transactions and investments are recorded in other comprehensive loss. The following table shows the components of accumulated other comprehensive loss, net of taxes, as of March 31, 2021 and December 31, 2020:

(in thousands)	2021	2020
Cumulative foreign currency translation	$(100,650)	$(98,839)
Cumulative supplemental benefit plans	(10,880)	(10,966)
Net unrecognized losses on interest rate swaps	(46,941)	(60,271)
Reclassification adjustment for gain on terminated interest rate swap included in net income	(67)	(67)
Accumulated other comprehensive loss	$(158,538)	$(170,143)

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

We have one investment in an affiliate that is fully impaired as of March 31, 2021 and December 31, 2020. For both the three months ended March 31, 2021 and March 31, 2020, we had insignificant revenue, expense, accounts receivable, and accounts payable related to our investments in these affiliates.

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

If we abandon our right of use to a leased property prior to the lease termination date, and have no intention or ability to sublease the space, we reduce the remaining right of use asset and record an impairment charge in the period we vacate or otherwise cease to use the leased asset. For the three months ended March 31, 2021 and March 31, 2020, we had no impairment charges.

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

In December 2019, we announced the initiation of a quarterly cash dividend to common shareholders. CoreLogic paid a cash dividend of $0.22 per share of common stock in January 2020 and June 2020 to shareholders of record as of the close of business on January 10, 2020 and June 1, 2020, respectively. In July 2020, our Board announced a 50% increase in our cash dividend and declared a $0.33 per share cash dividend to common stockholders, which was paid in September 2020, December 2020, and March 2021 to stockholders of record as of the close of business on September 1, 2020, December 1, 2020, and March 1, 2021, respectively. Pursuant to the Merger Agreement, we agreed to refrain from declaring or paying any further dividends during the Interim Operating Period, subject to the terms, limitations and exceptions set forth in the Merger Agreement.

Tax Escrow Disbursement Arrangements

We administer tax escrow disbursements as a service to our clients in connection with our tax services business. Funds to be disbursed are deposited and maintained in segregated accounts for the benefit of our clients and totaled $7.4 billion and $0.5 billion as of March 31, 2021 and December 31, 2020, respectively. Because these deposits are held on behalf of our clients, they are not our funds and, therefore, are not included in the accompanying condensed consolidated balance sheets.

These deposits generally remain in the accounts for a period of two to five business days. We record credits from these activities as a reduction to related administrative expenses, including the cost of bank fees and other administration costs.

Under our contracts with our clients, if we make a payment in error or fail to pay a taxing authority when a payment is due, we could be held liable to our clients for all or part of the financial loss they suffer as a result of our act or omission. We maintained total claim reserves relating to incorrect disposition of assets of $27.8 million and $29.6 million as of March 31, 2021 and December 31, 2020, respectively. Within these amounts are $11.7 million and $11.4 million, respectively, which are short-term and are therefore reflected within accounts payable and other accrued expenses within our accompanying condensed consolidated balance sheets. The remaining reserves are reflected within other liabilities.

Recent Accounting Pronouncements

In January 2021, the Financial Accounting Standards Board (“FASB”) issued guidance to clarify that all derivative instruments affected by changes to interest rates used for discounting, margining or contract price alignment can apply certain optional expedients and exceptions mentioned in its reference rate reform guidance. We adopted the guidance in the first quarter of 2021, which has not had a material effect on our condensed consolidated financial statements.

Note 2 - Property and Equipment, Net

Property and equipment, net as of March 31, 2021 and December 31, 2020 consists of the following:

(in thousands)	2021	2020
Land	$7,476	$7,476
Buildings	6,487	6,487
Furniture and equipment	62,186	60,433
Capitalized software	878,925	862,984
Leasehold improvements	50,076	50,477
Construction in progress	203	1,275
	1,005,353	989,132
Less accumulated depreciation	(603,801)	(583,018)
Property and equipment, net	$401,552	$406,114

Depreciation expense for property and equipment, net, was approximately $22.0 million and $21.6 million for the three months ended March 31, 2021 and 2020, respectively.

No impairment losses were recorded for the three months ended March 31, 2021 and 2020.

Note 3 – Goodwill, Net

A reconciliation of the changes in the carrying amount of goodwill and accumulated impairment losses, by reporting unit, for the three months ended March 31, 2021 is as follows:

(in thousands)	PIRM	UWS	Consolidated
Balance as of January 1, 2021
Goodwill	$1,106,816	$1,216,204	$2,323,020
Accumulated impairment losses	(600)	(6,925)	(7,525)
Goodwill, net	1,106,216	1,209,279	2,315,495
Acquisition	4,641	—	4,641
Translation adjustments	(725)	—	(725)
Balance as of March 31, 2021
Goodwill, net	$1,110,132	$1,209,279	$2,319,411
See Note 12 - Acquisitions for discussion of current year acquisition.

Note 4 – Other Intangible Assets, Net

Other intangible assets, net consists of the following:

	March 31, 2021			December 31, 2020
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Client lists	$646,539	$(386,923)	$259,616	$644,000	$(377,409)	$266,591
Non-compete agreements	26,903	(22,905)	3,998	26,763	(21,570)	5,193
Tradenames and licenses	128,012	(81,400)	46,612	127,718	(78,581)	49,137
	$801,454	$(491,228)	$310,226	$798,481	$(477,560)	$320,921

Amortization expense for other intangible assets, net was $14.3 million and $14.2 million for the three months ended March 31, 2021 and 2020, respectively.

For the three months ended March 31, 2021 and 2020, there were no impairments.

Estimated amortization expense for other intangible assets, net is as follows:

(in thousands)
Remainder of 2021	$39,927
2022	52,347
2023	44,541
2024	35,848
2025	32,267
Thereafter	105,296
$310,226

Note 5 – Long-Term Debt

Our long-term debt consists of the following:

	March 31, 2021			December 31, 2020
(in thousands)	Gross	Debt Issuance Costs	Net	Gross	Debt Issuance Costs	Net
Bank debt:
Term loan facility borrowings due May 2024, weighted-average interest rate of 1.63% as of March 31, 2021	$1,472,000	$(10,555)	$1,461,445	$1,572,000	$(11,431)	$1,560,569
Revolving line of credit borrowings due May 2024, weighted-average interest rate of 1.63% as of March 31, 2021	300,000	(4,570)	295,430	300,000	(4,930)	295,070
Notes:
7.55% senior debentures due April 2028	9,531	(23)	9,508	9,531	(23)	9,508
Other debt:
Various debt instruments with maturities through March 2024	5,832	—	5,832	6,086	—	6,086
Total long-term debt	1,787,363	$(15,148)	1,772,215	1,887,617	(16,384)	1,871,233
Less current portion of long-term debt	9,003	—	9,003	43,230	—	43,230
Long-term debt, net of current portion	$1,778,360	$(15,148)	$1,763,212	$1,844,387	$(16,384)	$1,828,003

As of March 31, 2021 and December 31, 2020, we recorded $0.5 million and $0.3 million, respectively, of accrued interest expense on our debt-related instruments within accounts payable and other accrued expenses.

Credit Agreement

In May 2019, we amended and restated our credit agreement (the “Credit Agreement”) with Bank of America, N.A., as the administrative agent, and other financial institutions. The Credit Agreement provides for a $1.8 billion 5-year term loan facility (the “Term Facility”), and a $750.0 million 5-year revolving credit facility (the “Revolving Facility”). The Term Facility matures, and the Revolving Facility expires, in May 2024. The Revolving Facility includes a $100.0 million multi-currency revolving sub-facility and a $50.0 million letter of credit sub-facility. The Credit Agreement also provides for the ability to increase the Term Facility and Revolving Facility by up to $300.0 million in the aggregate; however, the lenders are not obligated to do so. As of March 31, 2021, we had a remaining borrowing capacity of $450.0 million under the Revolving Facility and we were in compliance with all financial and restrictive covenants under the Credit Agreement.

Debt Issuance Costs

In connection with the amendment and restatement of the Credit Agreement, in May 2019, we incurred approximately $9.7 million of debt issuance costs of which $9.6 million were initially capitalized within long-term debt, net of current, in the accompanying condensed consolidated balance sheets.

In addition, when we amended and restated the Credit Agreement, we wrote-off previously unamortized debt issuance costs of $1.5 million within gain/(loss) on investments and other, net, in the accompanying condensed consolidated statements of operations, which resulted in a remaining $14.6 million of previously unamortized costs. We are amortizing these costs over the term of the Credit Agreement. For the three months ended March 31, 2021 and 2020, $1.2 million were recognized in the accompanying condensed consolidated statements of operations related to the amortization of debt issuance costs.

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

As of March 31, 2021, the Swaps have a combined remaining notional balance of $1.2 billion, a weighted average fixed interest rate of 2.68% (rates range from 2.61% to 2.98%), and scheduled terminations through December 2025. Notional balances under our Swaps are scheduled to increase and decrease based on our expectations of the level of variable rate debt to be in effect in future periods. Currently, we have scheduled notional amounts of approximately $1.2 billion through September 2021, then $1.1 billion through March 2022, $1.0 billion through August 2022, and approximately $500.0 million through December 2025. Approximate weighted average fixed interest rates for the aforementioned time periods are 2.66%, 2.78%, and 2.77%, and 2.64%, respectively.

We have designated the Swaps as cash flow hedges. The estimated fair value of these cash flow hedges are recorded in prepaid expenses and other current assets and/or accounts payable and other accrued expenses, as well as other assets and/or other liabilities in the accompanying condensed consolidated balance sheets. As of March 31, 2021, the estimated fair value of these cash flow hedges resulted in a liability of $63.7 million and an asset of $1.1 million. As of December 31, 2020, the estimated fair value of these cash flow hedges resulted in a liability of $80.4 million and an asset of less than $0.1 million.

Unrealized gain of $13.3 million (net of $4.4 million in deferred taxes) and unrealized loss of $36.9 million (net of $12.3 million in deferred taxes) for the three months ended March 31, 2021 and 2020, respectively, were recognized in other comprehensive loss related to the Swaps.

As a result of our Swap activity, for the three months ended March 31, 2021 and 2020, included within interest expense, on a pre-tax basis, we recognized interest expense of $6.6 million and $1.3 million, respectively. Estimated net losses included in accumulated other comprehensive loss related to the Swaps as of March 31, 2021, that will be reclassified into earnings as interest expense over the next 12 months, utilizing March 31, 2021 LIBOR, is estimated to be $30.7 million, on a pre-tax basis.

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

Contingent Consideration

The fair value of the contingent consideration was estimated using the Monte-Carlo simulation method, which relies on significant assumptions and estimates including discount rates and future market conditions, among others.

Long-Term Debt

The fair value of long-term debt was estimated based on the current rates available to us for similar debt of the same remaining maturities and consideration of our default and credit risk.

Swaps

The fair value of the Swaps was estimated based on market-value quotes received from the counterparties to the agreements adjusted for credit-risk.

The fair values of our financial instruments as of March 31, 2021 are presented in the following table:

(in thousands)	Fair Value Measurements Using
As of March 31, 2021	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and cash equivalents	$227,102	$—	$—	$227,102
Restricted cash	8,683	1,681	—	10,364
Other investments	—	1,218	—	1,218
Total	$235,785	$2,899	$—	$238,684

Financial Liabilities:
Total debt	$—	$1,789,561	$—	$1,789,561
Total	$—	$1,789,561	$—	$1,789,561

Derivatives:
Asset for Swaps	$—	$1,064	$—	$1,064
Liability for Swaps	$—	$63,699	$—	$63,699

As of December 31, 2020
Financial Assets:
Cash and cash equivalents	$167,422	$—	$—	$167,422
Restricted cash	8,713	1,698	—	10,411
Other investments	—	3,523	—	3,523
Total	$176,135	$5,221	$—	$181,356

Financial Liabilities:
Total debt	$—	$1,889,812	$—	$1,889,812
Total	$—	$1,889,812	$—	$1,889,812

Derivatives:
Asset for Swaps	$—	$29	$—	$29
Liability for Swaps	$—	$80,426	$—	$80,426

In connection with the 2019 acquisition of National Tax Search, LLC (“NTS”), we entered into a contingent consideration agreement for up to $7.5 million in cash based upon certain revenue targets in fiscal years 2020 and 2021. This contingent consideration has been assessed with no fair value as of March 31, 2021 using the Monte-Carlo simulation model.

Due to observable price changes in an inactive market, we recorded a fair value adjustment of $2.3 million to lower the carrying amount of a minority equity investment for the three months ended March 31, 2021, which amount was recorded within gain/(loss) on investments and other, net, in our condensed consolidated statement of operations. No adjustments were necessary for the three months ended March 31, 2020.

Note 7 – Operating Revenues

Operating revenues by solution type consist of the following:

(in thousands)	PIRM	UWS	Corporate and Eliminations	Consolidated
For the Three Months Ended March 31, 2021
Property insights	$130,234	$—	$—	$130,234
Insurance and spatial solutions	44,978	—	—	44,978
Flood data solutions	—	31,602	—	31,602
Valuation solutions	—	62,219	—	62,219
Property tax solutions	—	153,105	—	153,105
Other	—	2,395	(1,748)	647
Total operating revenue	$175,212	$249,321	$(1,748)	$422,785

For the Three Months Ended March 31, 2020
Property insights	$115,496	$—	$—	$115,496
Insurance and spatial solutions	46,840	—	—	46,840
Flood data solutions	—	27,603	—	27,603
Valuation solutions	—	61,247	—	61,247
Property tax solutions	—	101,991	—	101,991
Other	—	3,653	(3,910)	(257)
Total operating revenue	$162,336	$194,494	$(3,910)	$352,920

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
Contract Costs

Incremental costs to obtain or fulfill client contracts are recognized as an asset. As of March 31, 2021, we had $14.8 million of current deferred contract costs which are presented in prepaid expenses and other current assets, as well as $24.2 million of long-term deferred contract costs which are presented in other assets in our condensed consolidated balance sheet. As of December 31, 2020, we had $13.2 million of current deferred contract costs which are presented in prepaid expenses and other current assets as well as $24.2 million of long-term deferred contract costs which are presented in other assets in our condensed consolidated balance sheet. Our deferred contract costs primarily include certain set-up and acquisition costs related to property tax solutions, which amortize ratably over an expected 10-year life, adjusted for early loan cancellations. For the three months ended March 31, 2021 and 2020, we recorded amortization associated with deferred contract costs of $5.3 million and $3.7 million, respectively.

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

As of March 31, 2021, we had $1.1 billion in contract liabilities compared to $1.0 billion as of December 31, 2020. The overall change of $80.0 million in contract liability balances is primarily due to $281.3 million of new deferred billings in the current year, partially offset by $201.2 million of operating revenue recognized, of which $112.8 million related to contracts previously deferred, and other decreases of $0.1 million.

Remaining Performance Obligations

The majority of our arrangements are between 1 and 3 years with a significant portion being one year or less. For the remaining population of non-cancellable and fixed arrangements greater than one year, as of March 31, 2021 we had $1.3 billion of remaining performance obligations. We expect to recognize approximately 30% percent of this remaining revenue backlog in 2021, 24% in 2022, 16% in 2023 and 30% thereafter. See further discussion of performance obligations in Note 1 - Basis for Condensed Consolidated Financial Statements.

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

Restricted Stock Units

For the three months ended March 31, 2021 and 2020, we awarded 188,475 and 552,262 RSUs, respectively, with an estimated grant-date fair value of $15.0 million and $17.6 million, respectively. The RSU awards will vest ratably over 3 years. RSU activity for the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
(in thousands, except weighted-average fair value prices)
Unvested RSUs outstanding at December 31, 2020	1,194	$38.01
RSUs granted	188	$79.55
RSUs vested	(429)	$36.89
RSUs forfeited	(10)	$42.52
Unvested RSUs outstanding at March 31, 2021	943	$46.57

As of March 31, 2021, there was $28.9 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.1 years. The fair value of RSU awards is based on the market value of our common stock on the date of grant.

Performance-Based Restricted Stock Units

For the three months ended March 31, 2021 and 2020, we awarded 66,448 and 181,365 PBRSUs, respectively with an estimated grant-date fair value of $5.4 million and $6.8 million, respectively. These awards are generally subject to service-based, performance-based, and market-based vesting conditions. In addition, we granted 227,781 and 111,488 as of March 31, 2021 and 2020, respectively, for changes in performance expectations under the corresponding plans.

The service and performance period for the 2021 PBRSU grants is from January 2021 to December 2023 and the performance metric is adjusted earnings per share, subject to modification based on relative total stockholder return, a market-based vesting condition. The performance and service period for the 2020 PBRSUs is from January 2020 to December 2022 and the performance metric is adjusted earnings per share, subject to modification based on relative total stockholder return, a market-based vesting condition.

The fair value of PBRSU awards are based on the market value of our common stock on the date of grant. For PBRSUs with market-based vesting conditions, we also use the Monte-Carlo simulation with the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2021	2020
Expected dividend yield (1)	—%	—%
Risk-free interest rate (2)	0.55%	0.60%
Expected volatility (3)	33.92%	32.53%
Average total stockholder return (3)	(18.49)%	(21.47)%

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

PBRSU activity for the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
(in thousands, except weighted-average fair value prices)
Unvested PBRSUs outstanding at December 31, 2020	671	$41.89
PBRSUs granted due to change in units based on performance expectations	228
PBRSUs granted	66	$80.93
PBRSUs vested	(258)	$46.04
PBRSUs forfeited	(12)	$36.32
Unvested PBRSUs outstanding at March 31, 2021	695	$44.03

As of March 31, 2021, there was $17.1 million of total unrecognized compensation cost related to unvested PBRSUs that is expected to be recognized over a weighted-average period of 1.9 years.

Stock Options

Prior to 2015, we issued stock options as incentive compensation for certain employees. Option activity for the three months ended March 31, 2021 is as follows:

(in thousands, except weighted-average price)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	158	$27.26
Options exercised	—	$—
Options outstanding at March 31, 2021	158	$27.26	0.0	$8,221

As of March 31, 2021, there was no unrecognized compensation cost related to unvested stock options.

There were no options exercised during the three months ended March 31, 2021. The intrinsic value of options exercised was $0.3 million for the three months ended March 31, 2020. This intrinsic value represents the difference between the fair market value of our common stock on the date of exercise and the exercise price of each option.

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

The following table sets forth the share-based compensation expense recognized for the three months ended March 31, 2021 and 2020:

(in thousands)	2021	2020
RSUs	$6,993	$5,687
PBRSUs	1,920	1,575
Stock options	—	—
Employee stock purchase plan	720	699
	$9,633	$7,961

The table above includes $1.0 million and $0.5 million of share-based compensation expense within cost of services in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020.

Note 9 – Litigation and Regulatory Contingencies

We have been named in various lawsuits and we are from time to time subject to audit or investigation by governmental agencies arising in the ordinary course of business.

On March 5, 2021, a purported stockholder of CoreLogic filed a complaint in the United States District Court for the Southern District of New York, captioned Stein v. CoreLogic, Inc., et al., Case No. 1:21-cv-01948 (referred to as the “Stein Complaint”), naming as defendants CoreLogic and each member of the Board. The Stein Complaint was voluntarily dismissed on April 20, 2021. On March 15, 2021, a purported stockholder of CoreLogic filed a complaint in the United States District Court for the District of Colorado, captioned Morse v. CoreLogic, Inc., et al., Case No. 1:21-cv-00770 (referred to as the “Morse Complaint”), naming as defendants CoreLogic and each member of the Board. The Morse Complaint was voluntarily dismissed on April 20, 2021. On March 29, 2021, a purported stockholder of CoreLogic filed a complaint in the United States District Court for the Central District of California, captioned Morgan v. CoreLogic, Inc., et al., Case No. 8:21-cv-00581 (referred to as the “Morgan Complaint”), naming as defendants CoreLogic and each member of the Board. The Morgan Complaint was voluntarily dismissed on April 29, 2021. On March 30, 2021, a purported stockholder of CoreLogic filed a complaint in the United States District Court for the District of Delaware, captioned Kent v. CoreLogic, Inc. et al., Case No. 1:21-cv-00473 (referred to as the “Kent Complaint”), naming as defendants CoreLogic and each member of the Board. The Kent Complaint was voluntarily dismissed on April 29, 2021. On March 31, 2021, a purported stockholder of CoreLogic filed a complaint in the United States District Court for the Eastern District of Pennsylvania, captioned Justice v. CoreLogic, Inc., et al., Case No. 2:21-cv-01542 (referred to as the “Justice Complaint”), naming as defendants CoreLogic and each member of the Board. The Justice Complaint was voluntarily dismissed on May 3, 2021. On April 7, 2021, a purported stockholder of CoreLogic filed a complaint in the United States District Court for the Southern District of New York, captioned Sangster v. CoreLogic, Inc., et al., Case No. 1:21-cv-02982 (referred to as the “Sangster Complaint”), naming as defendants CoreLogic and each member of the Board. The Sangster Complaint was voluntarily dismissed on April 29, 2021. On April 7, 2021, a purported stockholder of CoreLogic filed a complaint in the United States District Court for the Eastern District of New York, captioned Carlson v. CoreLogic, Inc., et al., Case No. 1:21-cv-01879 (referred to as the “Carlson Complaint” and, together with the Stein Complaint, the Morse Complaint, the Morgan Complaint, the Kent Complaint, the Justice Complaint and the Sangster Complaint, the “Complaints”), naming as defendants CoreLogic and each member of the Board.

The Complaints allege, among other things, that the defendants violated Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated thereunder. Specifically, one or more of the Complaints allege that the proxy statement filed by CoreLogic with the SEC on March 1, 2021 in connection with the Merger contains materially incomplete and misleading information concerning the Company’s financial forecasts, the financial analyses conducted by Evercore in support of its fairness opinion, services previously provided by Evercore to CoreLogic and/or Parent, the scope and terms of the non-disclosure agreements entered into between CoreLogic and potential bidders in connection with a potential strategic transaction involving CoreLogic and potential conflicts of interests of certain insiders of CoreLogic. The relief sought in one or more of the Complaints includes enjoining the consummation of the Merger unless and until the defendants disclose certain allegedly material information, rescinding, to the extent already implemented, the Merger Agreement or any of the terms thereof, granting rescissory damages, directing the defendants to disseminate a proxy statement that does not contain any untrue statements of material fact and that states all required or necessary material facts, directing the defendants to account for all alleged damages suffered as a result of the defendants’ alleged wrongdoing, declaring that defendants violated Sections 14(a) and/or 20(a) of the Exchange Act as well as Rule 14a-9 promulgated thereunder, and awarding the plaintiffs their respective costs and disbursements, including reasonable attorneys’ and expert fees and expenses. CoreLogic believes that the Complaints were (and, in the case of the Carlson Complaint, is) without merit.

On April 27, 2021, a purported stockholder of CoreLogic filed in the Delaware Court of Chancery a complaint seeking to compel inspection of certain of CoreLogic’s books and records under 8 Del. C. § 220, captioned Teamsters Local 677 Health Services & Insurance Plan v. CoreLogic, Inc., C.A. No. 2021-0360-JTL, which names CoreLogic as the defendant.

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

The actual outcome of such matters could differ materially from management’s estimates. We record expenses for legal fees as incurred. As of March 31, 2021 our accrual for litigation and regulatory contingencies was immaterial.

See Note 14 - Discontinued Operations for additional information on litigation matters within RPS and CS.

Note 10 – Income Taxes

The effective income tax rate for income taxes as a percentage of income from continuing operations before equity in earnings of affiliates and income taxes was 19.9% and 29.2% for the three months ended March 31, 2021 and 2020, respectively.

For the three months ended March 31, 2021, when compared to the same period for 2020, the decrease in the effective income tax rate was primarily due to tax benefits recorded in 2021 related to share-based compensation.

We are currently under examination for the tax year 2016 by the Internal Revenue Service, our primary taxing authority, and for other years by various other taxing authorities. It is reasonably possible the amount of our unrecognized tax benefits as well as valuation allowance, with respect to certain tax attributes, could be significantly impacted which would have an impact on net income. In the next 12 months, we expect expirations of statutes of limitations on reserves of approximately $0.5 million.

Note 11 – Earnings Per Share

The following is a reconciliation of net income per share:

	For the Three Months Ended March 31,
	2021	2020
(in thousands, except per share amounts)
Numerator for basic and diluted net income per share:
Net income from continuing operations	$54,943	$24,284
Income from discontinued operations, net of tax	3,907	9,535
Loss from sale of discontinued operations, net of tax	(5,288)	—
Net income	$53,562	$33,819
Denominator:
Weighted-average shares for basic income per share	73,228	79,028
Dilutive effect of stock options and RSUs	1,907	1,497
Weighted-average shares for diluted income per share	75,135	80,525
Income per share
Basic:
Net income from continuing operations	$0.75	$0.31
Income from discontinued operations, net of tax	0.05	0.12
Loss from sale of discontinued operations, net of tax	(0.07)	—
Net income	$0.73	$0.43
Diluted:
Net income from continuing operations	$0.73	$0.30
Income from discontinued operations, net of tax	0.05	0.12
Loss from sale of discontinued operations, net of tax	(0.07)	—
Net income	$0.71	$0.42

The dilutive effect of share-based compensation awards has been calculated using the treasury-stock method. For both the three months ended March 31, 2021 and 2020, an aggregate of approximately 0.1 million of RSUs and PBRSUs were excluded from the weighted-average diluted common shares outstanding due to their anti-dilutive effect.

Note 12 – Acquisitions

In March 2021, we acquired 100% of the shares of ehouse Limited ("ehouse") for £6.9 million or approximately $9.7 million subject to certain working capital adjustments. ehouse delivers a full range of marketing services in the residential, commercial and leisure real estate sectors. ehouse is included as a component of our PIRM segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant observable inputs. We have preliminarily recorded $1.3 million in proprietary technology and $3.1 million for client lists each with an estimated useful life of 9 years. We have also preliminarily recorded tradenames of $0.4 million with an estimated useful life of 10 years, noncompete agreements of $0.1 million with an estimated useful life of 2 years, deferred tax liabilities of $0.9 million and $4.6 million in goodwill.

In January 2020, we acquired the remaining 66% of Location for $11.5 million, subject to certain working capital adjustments. Location is a leading provider of geographic location indicators for crime and non-weather related events connected to underwriting risk assessment. This acquisition further progresses our long-term strategic plan by adding scale to our insurance and spatial businesses. Location is included as a component of our PIRM segment. The purchase price was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis, which included significant unobservable inputs. We have recorded proprietary technology of $6.0 million with an estimated useful life of 10 years, client lists of $0.3 million with an estimated useful life of 5 years, trademarks of $0.8 million with an estimated useful life of 8 years, non-compete agreements of $0.4 million with an estimated useful life of 5 years, and goodwill of $12.6 million. In connection with this acquisition, we remeasured our then-existing 34% investment ownership in Location which resulted in a $0.6 million step-up gain that we recorded within gain/(loss) on investments and other, net, in our condensed consolidated statement of operations for the three months ended March 31, 2020.

These business combinations did not have a material impact on our condensed consolidated statements of operations.

We incurred $0.3 million and $0.9 million of acquisition-related costs within selling, general and administrative expenses for the three months ended March 31, 2021 and 2020, respectively.

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

The operating results of our PIRM segment included intercompany revenues of $1.4 million and $3.1 million for the three months ended March 31, 2021 and 2020, respectively. The segment also included intercompany expenses of $0.3 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively.

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

The operating results of our UWS segment included intercompany revenues of $0.3 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively. The segment also included intercompany expenses of $0.5 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively.

We also separately report on our corporate and eliminations. Corporate consists primarily of corporate personnel and other expenses associated with our corporate functions and facilities, investment gains and losses, equity in earnings/(losses) of affiliates, net of tax, and interest expense. The results of our Corporate segment included intercompany expenses of $0.9 million for the three ended March 31, 2021 and $2.2 million for the three months ended March 31, 2020.

Selected financial information by reportable segment related to our continuing operations is as follows:

(in thousands)	Operating Revenues	Depreciation and Amortization	Operating Income/(Loss)	Equity in Earnings/(Losses) of Affiliates, Net of Tax	Net Income/(Loss) From Continuing Operations	Capital Expenditures

For the Three Months Ended March 31, 2021
PIRM	$175,212	$24,059	$20,152	$—	$18,441	$14,009
UWS	249,321	12,241	108,793	—	108,803	1,610
Corporate	—	8,481	(43,508)	—	(72,301)	5,427
Eliminations	(1,748)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$422,785	$44,781	$85,437	$—	$54,943	$21,046

For the Three Months Ended March 31, 2020
PIRM	$162,336	$23,136	$14,353	$706	$15,267	$12,788
UWS	194,494	12,035	67,520	—	67,530	1,481
Corporate	—	8,407	(26,680)	(194)	(58,513)	6,614
Eliminations	(3,910)	—	—	—	—	—
Consolidated (excluding discontinued operations)	$352,920	$43,578	$55,193	$512	$24,284	$20,883

(in thousands)
Assets	March 31, 2021	December 31, 2020
PIRM	$1,896,018	$1,892,424
UWS	2,026,550	2,013,089
Corporate	6,110,945	6,046,238
Eliminations	(5,871,711)	(5,870,974)
Consolidated (excluding discontinued operations)	$4,161,802	$4,080,777

Note 14 – Discontinued Operations

In July 2020, we announced our intentions to pursue the sale of our reseller businesses focused on mortgage credit and borrower verification and multi-family tenant screening. Although market leaders in their respective business areas, these reseller businesses are not compatible with our long-term strategic imperatives. The divestiture of these operations is expected to improve our revenue growth trends, revenue mix, and significantly enhance profit margins. In October 2020, we consummated the sale of a component of RPS for $9.0 million, which resulted in a gain on sale of discontinued operations of $2.7 million, net of tax. In February 2021, we sold the remainder of RPS for $51.2 million which resulted in a loss, net of tax, of $5.3 million for the three months ended March 31, 2021. We expect to sell the remainder of our reseller businesses to third parties by quarter ending September 30, 2021. RPS was included within the PIRM reporting unit and CS was included within the UWS reporting unit prior to the RPS and CS disposal groups being presented as discontinued operations.

For the three months ended March 31, 2021, we recorded $1.7 million in costs directly related to the sale of the remainder of RPS. Each of these businesses is reflected in our accompanying condensed consolidated financial statements as discontinued operations.

Summarized below are certain assets and liabilities classified as discontinued operations as of March 31, 2021 and December 31, 2020:

(in thousands)
As of March 31, 2021	PIRM	UWS	AMPS	ELI	Total
Cash and cash equivalents	$381	$571	$—	$—	$952
Accounts receivable and other assets	2,634	55,801	268	—	58,703
Property and equipment, net	—	25,998	—	—	25,998
Goodwill, net	—	79,931	—	—	79,931
Capitalized data and database costs, net	—	1,037	—	—	1,037
Total assets	$3,015	$163,338	$268	$—	$166,621

Accounts payable and accrued expenses	$11,457	$34,429	$240	$—	$46,126
Deferred income tax and other liabilities	18	9,802	—	393	10,213
Total liabilities	$11,475	$44,231	$240	$393	$56,339

As of December 31, 2020
Cash and cash equivalents	$971	$1,501	$—	$—	$2,472
Accounts receivable and other assets	4,063	42,806	268	—	47,137
Property and equipment, net	5,586	24,651	—	—	30,237
Goodwill, net	24,272	79,931	—	—	104,203
Capitalized data and database costs, net	17,377	991	—	—	18,368
Total assets	$52,269	$149,880	$268	$—	$202,417

Accounts payable and accrued expenses	$2,584	$24,048	$240	$1	$26,873
Deferred income tax and other liabilities	10,686	6,725	—	393	17,804
Total liabilities	$13,270	$30,773	$240	$394	$44,677

For the year ended December 31, 2020, in connection with our intent to exit our reseller businesses, we reclassified $29.3 million and $79.9 million of goodwill, net, from our PIRM and UWS segments, to the RPS and CS disposal groups, respectively. The allocated amounts were determined by calculating the relative fair values between the disposal group and its respective reporting unit using a combination of the income and market approaches. Determining the fair value of a disposal group and a reporting unit is judgmental and requires assumptions and estimates of many critical factors, including revenue growth rates, cost of services, selling, general and administrative expenses, market multiples, discount rates, and indicative fair market values from potential participants at the time of valuation. The estimated fair values supported the net book value of our disposal groups.

Summarized below are the components of our income/(loss) from discontinued operations, net of tax for the three months ended March 31, 2021 and 2020:

(in thousands)
For the Three Months March 31, 2021	PIRM	UWS	AMPS	ELI	Total
Operating revenues	$2,867	$103,582	$—	$—	$106,449
Cost of services (exclusive of depreciation and amortization)	1,632	84,534	—	—	86,166
Selling, general and administrative expenses	10,382	4,854	—	—	15,236
Gain on investments and other, net	—	(159)	—	—	(159)
Income/(loss) from discontinued operations before income taxes	(9,147)	14,353	—	—	5,206
Provision/(benefit) for income taxes	(2,282)	3,581	—	—	1,299
Income/(loss) from discontinued operations, net of tax	$(6,865)	$10,772	$—	$—	$3,907

For the Three Months March 31, 2020
Operating revenues	$9,239	$81,727	$—	$—	$90,966
Cost of services (exclusive of depreciation and amortization)	4,443	66,598	—	—	71,041
Selling, general and administrative expenses	2,664	2,118	—	(18)	4,764
Depreciation and amortization	1,875	1,390	—	—	3,265
Gain on investments and other, net	—	(809)	—	—	(809)
Income/(loss) from discontinued operations before income taxes	257	12,430	—	18	12,705
Provision/(benefit) for income taxes	64	3,101	—	5	3,170
Income/(loss) from discontinued operations, net of tax	$193	$9,329	$—	$13	$9,535

(in thousands)
Fair Value on Contingent Consideration

In connection with certain acquisitions in 2017 related to our discontinued operations, we entered into contingent consideration agreements for up to $17.5 million in cash by 2022 upon the achievement of certain revenue targets ending in fiscal year 2021. This contingent payment was originally recorded at a fair value of $4.4 million using the Monte-Carlo simulation model. The contingent payments are remeasured at fair value quarterly, and changes are recorded within income/(loss) from discontinued operations, net of tax, in our condensed consolidated statements of operations. During the three months ended March 31, 2021, we decreased the fair value of our contingent consideration by $0.2 million. During the three months ended March 31, 2020, we decreased the fair value of our contingent consideration by $0.8 million.

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

In May 2020, RPS LLC was named as a defendant in Terry Brown v. CoreLogic Rental Property Solutions, LLC, a putative class action lawsuit filed in the US District Court for the Eastern District of Virginia. The named plaintiff alleges that RPS LLC prepared a background screening report about him that included a sex offender record that did not relate to him. He seeks damages under the Fair Credit Reporting Act on behalf of himself and a class of similarly situated consumers, as well as a subclass of consumers for whom misattributed sex offender records were removed following a dispute. Following a mediation on April 1, 2021, we reached an agreement in principle, subject to agreement on written terms, to settle the case. We have recorded the amount of the settlement for the quarter ended March 31, 2021.

In June 2020, CoreLogic Credco, LLC (“Credco”) was named as a defendant in Marco Fernandez v. CoreLogic Credco, LLC, a putative class action lawsuit filed in California Superior Court in San Diego County. The named plaintiff alleges that Credco provided a lender with a consumer report about him that erroneously indicated he is on the Office of Foreign Asset Control’s list of Specially Designated Nationals and Blocked Persons (“OFAC List”). He further alleges that Credco failed to provide him with a copy of the OFAC List designation upon request, failed to notify him of what entities had received such a notification in the past, and failed to respond to his effort to dispute the item. He seeks to represent three classes and four subclasses based upon these allegations, and asserts seven claims under the Fair Credit Reporting Act, the California Credit Reporting Agencies Act, and California’s Unfair Competition law. The Company has removed the case to the US District Court for the Southern District of California. The case has been stayed pending the U.S. Supreme Court’s decision in Trans Union, LLC v. Ramirez.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation, statements regarding our future operations, financial condition and prospects, operating results, revenues and earnings liquidity, our estimated income tax rate, unrecognized tax positions, amortization expenses, impact of recent accounting pronouncements, our cost management program, our acquisition strategy and our growth plans, expectations regarding our recent acquisitions, share repurchases, the level of aggregate US mortgage originations, and the reasonableness of the carrying value related to specific financial assets and liabilities.

Our expectations, beliefs, objectives, intentions and strategies regarding future results are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by our forward-looking statements. These risks and uncertainties include, but are not limited to:

•our ability to satisfy the remaining conditions to the closing of the Merger in a timely manner, or at all;
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

We urge you to carefully consider risks and uncertainties and review the additional disclosures we make concerning risks and uncertainties that may materially affect the outcome of our forward-looking statements and our future business and operating results, including those made in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, as such risk factors may be amended, supplemented, or superseded from time to time by other reports we file with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report on Form 10-Q.

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

Our UWS segment combines property information and mortgage information to provide comprehensive mortgage origination and monitoring solutions, including underwriting-related solutions and data-enabled valuations and appraisals. We have also developed proprietary technology and software platforms to access, automate or track this information and assist our clients with vetting and on-boarding prospects, meeting compliance regulations and understanding, diagnosing and monitoring property values. Our solutions include property tax solutions, valuation solutions, and flood services in North America.

Results of Operations

Overview of Business Environment and Company Developments

Merger Agreement

In February 2021, CoreLogic entered into the Merger Agreement with the Acquirer and Acquisition Sub providing for the Merger, subject to the terms and conditions set forth therein. The Acquirer and Acquisition Sub are affiliates of Stone Point Capital Partners and Insight Partners. In the event the Merger is completed, except as otherwise provided in the Merger Agreement, each share of common stock issued and outstanding immediately prior to the Effective Time would be converted into the right to receive the Merger Consideration.

Consummation of the Merger is subject to customary closing conditions, including, among other things, receipt of the Requisite Stockholder Approval and Regulatory Approvals. The Requisite Stockholder Approval was obtained at a special meeting of the Company’s stockholders on April 28, 2021. In addition, the applicable waiting period under the HSR Act expired on March 22, 2021 and clearance to proceed was obtained from the New Zealand Overseas Investment Office on March 8, 2021. CoreLogic made the filing required in Australia in February 2021 and is awaiting approval from the Australian Foreign Investment Review Board.

The consummation of the Merger is not subject to a financing condition, and the Acquirer has obtained equity and debt financing commitments for the purpose of financing the Merger and the other transactions contemplated by the Merger Agreement. Certain debt financing arrangements have already been secured by Acquisition Sub and, subject to the consummation of the Merger, will become indebtedness of CoreLogic at the Effective Time.

Either we or the Acquirer may terminate the Merger Agreement in certain circumstances, including if (i) the Merger shall not have been consummated on or before 5:00 p.m. (New York City time) on August 9, 2021, (ii) any of certain governmental authorities of competent jurisdiction has issued a final non-appealable law or order prohibiting the Merger, (iii) the Requisite Stockholder Approval is not obtained at the stockholders’ meeting duly convened therefor or (iv) the other party materially breaches, and does not cure, any representation or covenant that would cause the related condition to the other party’s obligation to consummate the Merger not to be satisfied, in each case subject to certain limitations set forth in the Merger Agreement. If we terminate the Merger Agreement because (i) the Acquirer or Acquisition Sub materially breaches, and does not cure, any representation or covenant that would cause any conditions to our obligation to consummate the Merger not to be satisfied or (ii) all conditions to the Merger have been and continue to be satisfied (subject to customary exceptions) and the Acquirer fails to consummate the Merger after receiving written notification from us, we would be entitled to receive a termination fee from the Acquirer of $330 million. If the Merger Agreement is terminated by us or the Acquirer under other certain circumstances specified in the Merger Agreement, we would be obligated to pay a termination fee of $165 million to the Acquirer. See the risk factor titled “If the Merger Agreement is terminated, under certain conditions, we may be obligated to pay the Acquirer a substantial termination fee, which could require us to incur additional debt or reduce the amount of cash we have available to fund our operations” under “Risk Factors” in Item 1A of Part I of our 2020 10-K for further information about the termination fee we may be obligated to pay.

Please refer to the Definitive Proxy Statement for further information about the Merger, the Merger Agreement, and the other transactions contemplated thereby.

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

Unsolicited Proposal and Proxy Contest Proposals

In connection with the Unsolicited Proposal, Proxy Contest Proposals, and related strategic transaction process, we have incurred expenses of approximately $11.4 million for the three months ended March 31, 2021.

Please refer to Note 1 - Basis for Condensed Consolidated Financial Information under the heading “Unsolicited Proposal and Proxy Contest Proposals” for further information.

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

The volume of US mortgage loan originations serves as a key market driver for more than half of our business. We believe the volume and related volatility of real estate and mortgage transactions is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates, housing supply, employment levels, actions by the Federal Reserve, and the overall state of the US economy. Mortgage interest rates are extremely low by historical standards, and are resulting in higher demand for refinance activity, while the purchase market has been adversely impacted by reduced construction and sales of new and existing homes, and more recently, the COVID-19 pandemic and resulting economic instability. For the three months ended March 31, 2021, our continuing operations experienced unfavorable business and revenue impacts of approximately $0.8 million, respectively, related to the COVID-19 pandemic, exclusive of the increased mortgage refinance volumes. For the three months ended March 31, 2021, the COVID-19 pandemic has not had a significant impact on our financial condition, cash flows, control environment, or any related disclosures.

We will continue to monitor our business trends, financial condition, and liquidity, and are taking steps to manage our operating cash flows, by prioritizing our investments, and evaluating our capital needs and activities. Our liquidity as of March 31, 2021 consisted primarily of $227.1 million of cash and cash equivalents, and $450.0 million of unused committed capacity under our revolving credit facility, and we are in compliance with all financial covenants.

Business Environment

We believe mortgage origination unit volumes increased in the first quarter of 2021 relative to the same period in 2020, primarily due to higher mortgage refinance volumes resulting from lower interest rates which favorably impacted overall mortgage unit volumes. For 2021, we expect mortgage unit volumes to be relatively flat or decline slightly when compared to 2020 levels supported by a continued low interest rate environment.

We generate the majority of our operating revenues from clients with operations in the US residential real estate, mortgage origination, and mortgage servicing markets. Approximately 40% and 30% of our operating revenues for the three months ended March 31, 2021 and 2020, respectively, were generated from our top ten clients, who consist of the largest US mortgage originators and servicers. None of our clients individually accounted for greater than 10% of our operating revenues for the three months ended March 31, 2021 or 2020.

While the majority of our revenues are generated in the US, foreign exchange translation impacted our financial results from our international operating revenues favorably by $5.8 million for the three months ended March 31, 2021, respectively.

Capital Return

In July 2020, our Board of Directors authorized the repurchase up to $1.0 billion of outstanding shares of our common stock. The authorization has no expiration date and supersedes our previous share repurchase authorization. As of March 31, 2021, we had $500.0 million in value of shares (inclusive of commissions and fees) available to be repurchased under the share repurchase authorization. Pursuant to the Merger Agreement, we agreed to refrain from repurchasing shares of our common stock during the period between February 4, 2021 and the earlier of (i) the consummation of the Merger or (ii) the termination of the Merger Agreement (the “Interim Operating Period”), subject to the terms, limitations and exceptions set forth in the Merger Agreement.

In December 2019, we announced the initiation of a quarterly cash dividend to common shareholders. CoreLogic paid a cash dividend of $0.22 per share of common stock in January 2020 and June 2020 to shareholders of record as of the close of business on January 10, 2020 and June 1, 2020, respectively. In July 2020, our Board of Directors announced a 50% increase in our cash dividend and declared a $0.33 per share cash dividend to common stockholders, which was paid in September 2020, December 2020, and March 2021 to stockholders of record as of the close of business on September 1, 2020, December 1, 2020, and March 1, 2021, respectively. Pursuant to the Merger Agreement, we agreed to refrain from declaring or paying any further dividends during the Interim Operating Period, subject to the terms, limitations and exceptions set forth in the Merger Agreement.

Acquisitions

In January 2020, we acquired the remaining 66% of Location for $11.5 million, subject to certain working capital adjustments. Location is included as a component of our PIRM segment.

In March 2021, we acquired 100% of the shares of ehouse for £6.9 million (or approximately $9.7 million), subject to certain working capital adjustments. ehouse is included as a component of our PIRM segment. See Note 12 - Acquisitions for further discussion.

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

Discontinued Operations

In July 2020, we announced our intention to exit our reseller operations focused on mortgage credit and borrower verification and multi-family tenant screening. Although market leaders in their respective business areas, these reseller businesses are not compatible with our long-term strategic imperatives. The divestiture of these operations is expected to improve the Company's revenue growth trends and revenue mix, and significantly enhance profit margins. As a result of this strategic decision, the businesses have been reflected in our condensed consolidated financial statements as discontinued operations for all periods presented. In October 2020, we sold a portion of our multi-family tenant screening business, which resulted in a gain on the sale of discontinued operations of $2.7 million, net of tax. In February 2021, we sold the remainder of RPS for $51.2 million which resulted in a loss, net of tax, of $5.3 million for the three months ended March 31, 2021. For the three months ended March 31, 2021, these businesses generated revenues of $106.4 million and operating income of $5.2 million. For the three months ended March 31, 2020, these business generated revenues of $91.0 million and operating income of $12.7 million. Please refer to Note 14 - Discontinued Operations for further information.

Unless otherwise indicated, the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q relate solely to the discussion of our continuing operations.

Consolidated Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Operating Revenues

Our consolidated operating revenues were $422.8 million for the three months ended March 31, 2021, an increase of $69.9 million, or 19.8%, when compared to 2020, and consisted of the following:

(in thousands, except percentages)	2021	2020	$ Change	% Change
PIRM	$175,212	$162,336	$12,876	7.9%
UWS	249,321	194,494	54,827	28.2
Corporate and eliminations	(1,748)	(3,910)	2,162	(55.3)
Operating revenues	$422,785	$352,920	$69,865	19.8%

Our PIRM segment revenues increased by $12.9 million, or 7.9%, for the three months ended March 31, 2021, when compared to 2020. Excluding acquisition activity of $0.9 million, the increase of $12.0 million was primarily due to higher revenues of $7.0 million from property insights and insurance and spatial solutions due to increased market volumes, market-share gains and pricing. Additionally, included within our property insights and spatial solutions revenues is a favorable foreign exchange impact of $5.8 million.

Our UWS segment revenues increased by $54.8 million, or 28.2%, for the three months ended March 31, 2021, when compared to 2020. The increase was primarily due to higher property tax solutions revenues of $51.1 million, higher flood data solutions revenues of $4.0 million, and higher valuation solutions revenue of $1.0 million, primarily related to increased market volumes, market-share gains, and pricing. These increases were partially offset by lower other revenues of $1.3 million due to product wind-downs.

Our corporate and eliminations were comprised of intercompany revenue eliminations between our operating segments.

Cost of Services (excluding depreciation and amortization)

Our consolidated cost of services was $162.6 million for the three months ended March 31, 2021, an increase of $18.0 million, or 12.5%, when compared to 2020. Excluding acquisition activity of $0.5 million, the increase of $17.5 million was primarily due to higher revenue.

Selling, General and Administrative Expenses

Our consolidated selling, general and administrative expenses were $130.0 million for the three months ended March 31, 2021, an increase of $20.4 million, or 18.6%, when compared to 2020. Excluding acquisition activity of $0.1 million, the increase of $20.5 million was primarily due to higher costs as a result of the Unsolicited Proposal, Proxy Contest Proposals, and related strategic transaction process of $11.4 million, higher other external services costs of $4.9 million, and higher compensation costs of $6.5 million, partially offset by lower travel costs of $2.3 million.

Depreciation and Amortization

Our consolidated depreciation and amortization expense was $44.8 million for the three months ended March 31, 2021, an increase of $1.2 million, or 2.8%, when compared to 2020 due to asset additions made during the year.

Operating Income

Our consolidated operating income was $85.4 million for the three months ended March 31, 2021, an increase of $30.2 million, or 54.8%, when compared to 2020, and consisted of the following:

(in thousands, except percentages)	2021	2020	$ Change	% Change
PIRM	$20,152	$14,353	$5,799	40.4%
UWS	108,793	67,520	41,273	61.1
Corporate and eliminations	(43,508)	(26,680)	(16,828)	63.1
Operating income	$85,437	$55,193	$30,244	54.8%

Our PIRM segment operating income increased by $5.8 million, or 40.4%, for the three months ended March 31, 2021, when compared to 2020. Excluding acquisition activity of $0.4 million, operating income increased by $5.4 million and margins increased by 247 basis points primarily due to higher revenue, favorable product mix and the impact of our ongoing operational efficiency programs.

Our UWS segment operating income increased by $41.3 million, or 61.1%, and margins increased by 892 basis points for the three months ended March 31, 2021, when compared to 2020 primarily due to higher revenues, improved product mix, and the impact of our ongoing operational efficiency programs.

Corporate and eliminations had an unfavorable variance of $16.8 million, or 63.1%, for the three months ended March 31, 2021, primarily due to higher costs associated with the Unsolicited Proposal, Proxy Contest Proposals, and related strategic transaction process.

Total Interest Expense, net

Our consolidated total interest expense, net, was $16.3 million for the three months ended March 31, 2021, a decrease of $1.5 million, or 8.3%, when compared to 2020. The decrease was primarily due to lower interest rates and debt levels.

Loss on Investments and Other, net

Our consolidated loss on investments and other, net, was $0.5 million for the three months ended March 31, 2021, a favorable variance of $3.4 million, when compared to 2020. The variance is primarily due to losses related to our supplemental benefit plan in 2020. This variance is partially offset by a loss due to a fair value adjustment of $2.3 million to lower the carrying value of a minority equity investment in 2021.

Provision for Income Taxes

Our consolidated provision for income taxes from continuing operations before equity in earnings of affiliates and income taxes was $13.7 million and $9.8 million for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate was 19.9% and 29.2% for the three months ended March 31, 2021 and 2020, respectively. The decrease in the effective income tax rate was primarily due to tax benefits recorded in 2021 related to share-based compensation.

Equity in Earnings of Affiliates, net of tax

We had no consolidated equity in earnings of affiliates, net of tax for the three months ended March 31, 2021. Our consolidated equity in earnings of affiliates, net of tax for the three months ended March 31, 2020 was $0.5 million. We have one investment in an affiliate that is fully impaired as of March 31, 2021.

Income/(Loss) from Discontinued Operations, Net of Tax

Our consolidated income from discontinued operations, net of tax was $3.9 million for the three months ended March 31, 2021, an unfavorable variance of $5.6 million when compared to 2020. The change is primarily due to a litigation settlement pertaining to a discontinued operating unit, for which we recorded additional liability of $8.3 million as of March 31, 2021, partially offset by higher gains from our reseller businesses related to increased market volumes. See Note 14 - Discontinued Operations for further information.

Loss from Sale of Discontinued Operations, Net of Tax

Our consolidated loss from sale of discontinued operations, net of tax was $5.3 million for the three months ended March 31, 2021 due to the sale of the remainder of RPS.

Liquidity and Capital Resources

Cash and cash equivalents as of March 31, 2021 totaled $227.1 million, an increase of $59.7 million from December 31, 2020. As of March 31, 2021, our cash balances held in foreign jurisdictions totaled $72.8 million and are primarily related to our international operations. We plan to maintain significant cash balances outside of the US for the foreseeable future.

Restricted cash of $10.4 million as of both March 31, 2021 and December 31, 2020 is comprised of deposits that are pledged for various letters of credit/bank guarantees secured by us, escrow accounts due to acquisitions and divestitures, as well as short-term investments within our deferred compensation plan trust.

Cash Flow

Operating Activities. Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in operating assets and liabilities. Total cash provided by operating activities was approximately $189.3 million and $112.9 million for the three months ended March 31, 2021 and 2020, respectively. Cash used in discontinued operating activities was $1.2 million and $7.8 million for the three months ended March 31, 2021 and 2020, respectively. The increase in cash provided by continuing and discontinued operations were primarily due to higher net income as adjusted for non-cash activities and favorable changes in working capital items.

Investing Activities. Total cash provided by investing activities was approximately $19.0 million during the three months ended March 31, 2021 and total cash used in investing activities was $35.5 million during the three months ended 2020. Cash used in discontinued operating activities was $1.7 million and $2.9 million for the three months ended March 31, 2021 and 2020, respectively.

Cash provided by investing activities in continuing operations during 2021 was primarily related to net cash received from the sale of RPS of $49.8 million, net of selling costs, partially offset by cash paid for investments in property and equipment and capitalized data of $12.4 million and $8.6 million, respectively. Additionally, we paid cash of $8.1 million, net of cash acquired, related to the ehouse acquisition.

Cash used in investing activities from continuing operations during 2020 was primarily related to investments in property and equipment and capitalized data of $12.3 million and $8.5 million, respectively. Additionally, we paid net cash of $11.8 million primarily related to the Location acquisition and made other investments of $0.6 million. These outflows were partially offset by proceeds from other investments of $0.7 million.

Financing Activities. Total cash used in financing activities was approximately $149.6 million for the three months ended March 31, 2021, which was primarily comprised of dividends paid of $24.1 million, net outflows from share-based compensation-related transactions of $18.3 million, and net repayments of long-term debt of $100.7 million. Total cash used in financing activities was approximately $25.6 million for the three months ended March 31, 2020, which was primarily comprised of dividends paid of $17.4 million, share repurchases of $2.4 million, net outflows from share-based compensation-related transactions of $5.1 million, and net repayment of long-term debt of $0.7 million.

Financing and Financing Capacity

We had total debt outstanding of $1.8 billion as of March 31, 2021 and December 31, 2020. Our significant debt instruments and borrowing capacity are described below.

Credit Agreement

The existing Credit Agreement provides for a $1.8 billion term loan facility (the “Term Facility”), and a $750.0 million revolving credit facility (the “Revolving Facility”). The Term Facility matures and the Revolving Facility expires in May 2024. As of March 31, 2021, we had borrowing capacity under the Revolving Facility of $450.0 million and were in compliance with the financial and restrictive covenants of the Credit Agreement. See Note 5 - Long-Term Debt for further discussion.

In connection with the Merger, we expect to repay and discharge in full all amounts outstanding under the Term Facility and Revolving Facility and to terminate the existing Credit Agreement. At the time of the Merger, as contemplated by the Merger Agreement, we expect to enter into a new credit agreement (the “New Credit Agreement”) with a consortium of lenders pursuant to a debt commitment letter with such lenders. Please see the section titled “Financing of the Merger” in the Definitive Proxy Statement for more information regarding the financing commitments entered into in connection with the Merger.

Senior Secured Notes

In anticipation of the Merger, Acquisition Sub issued 4.500% senior secured notes in the principal amount of $750,000,000 with a maturity date of May 1, 2028 (the “Senior Notes”, and together with the New Credit Agreement, the “New Financing Arrangements”). The Senior Notes issuance is part of the financing for the Merger. Substantially concurrently with the consummation of the Merger, Acquisition Sub will be merged with and into CoreLogic, with CoreLogic continuing as the surviving corporation and assuming all the obligations of Acquisition Sub with respect to the Senior Notes.

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

As of March 31, 2021, the Swaps have a combined remaining notional balance of $1.2 billion, a weighted average fixed interest rate of 2.68% (rates range from 2.61% to 2.98%), and scheduled terminations through December 2025. Notional balances under our Swaps are scheduled to increase and decrease based on our expectations of the level of variable rate debt to be in effect in future periods. Currently, we have scheduled notional amounts approximately $1.2 billion through September 2021, then $1.1 billion through March 2022, $1.0 billion through August 2022, and approximately $500.0 million through December 2025. Approximate weighted average fixed interest rates for the aforementioned time periods are 2.66%, 2.78%, 2.77%, and 2.64%, respectively.

Liquidity and Capital Strategy

We expect that cash flow from operations and current cash balances, together with available borrowings under our Revolving Facility (until the closing of the Merger) and under the New Financing Arrangements (following the closing of the Merger), will be sufficient to meet operating requirements through the next twelve months. Cash available from operations, however, could be affected by any general economic downturn, such as financial impacts related to COVID-19, or any decline or adverse changes in our business such as a loss of clients, challenges collecting payments from clients, competitive pressures, or other significant change in our business environment.

In July 2020, our Board of Directors canceled all prior repurchase authorizations and established a new share repurchase authorization of up to $1.0 billion. During the three months ended March 31, 2021, we did not repurchase any shares of our common stock. As of March 31, 2021, we had $500.0 million in value of shares available to be repurchased under the plan. Pursuant to the Merger Agreement, we agreed to refrain from repurchasing our capital stock during the Interim Operating Period, subject to the terms, limitations and exceptions set forth in the Merger Agreement.

For the three months ended March 31, 2021, we paid cash dividends of $24.1 million. In July 2020, our Board of Directors announced a 50% increase to the quarterly cash dividend, declaring a cash dividend of $0.33 per share of common stock which was paid in September 2020, December 2020, and March 2021. Pursuant to the Merger Agreement, we agreed to refrain from declaring or paying any further dividends during the Interim Operating Period, subject to the terms, limitations and exceptions set forth in the Merger Agreement.

We strive to pursue a balanced approach to capital allocation. Subject to the limitations during the Interim Operating Period on our ability to (i) make acquisitions or capital expenditures above certain thresholds, (ii) repurchase our capital stock, subject to certain exceptions, (iii) declare or pay dividends, and (iv) incur indebtedness in excess of certain thresholds, in each case pursuant to the Merger Agreement and subject to the terms, limitations and exceptions set forth therein, we will also continue to evaluate management of outstanding debt and pursuits of strategic acquisitions and investments on an opportunistic basis.

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

Additionally, if the Merger is consummated, our capital structure will change, as our common stock will no longer be publicly traded and we will be subject to the New Financing Arrangements. Please refer to the section titled “Financing of the Merger” in the Definitive Proxy Statement for more information regarding the equity and debt financing commitments entered into in connection with the Merger.

Critical Accounting Policies and Estimates

For additional information with respect to our critical accounting policies, which are those that could have the most significant effect on our reported results and require subjective or complex judgments by management, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2020. Management believes there have been no material changes to this information.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our primary exposure to market risk relates to interest-rate risk associated with certain financial instruments. We monitor our risk associated with fluctuations in interest rates and currently use derivative financial instruments to hedge some of these risks.

As of March 31, 2021, we had approximately $1.8 billion in gross, long-term debt outstanding, predominately all of which was variable-interest-rate debt. An increase in interest rates could increase the costs of our variable-interest-rate debt obligations. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.

To manage our interest rate risk we have entered into Swaps in order to convert a portion of our interest rate exposure on the Term Facility floating rate borrowings from variable to fixed. Under the Swaps, we agree to exchange floating rate for fixed rate interest payments periodically over the life of the agreement. The notional balances, terms and maturities of our Swaps are designed to have the effect of fixing the rate of interest on at least 50% of the principal balance of our senior term debt. As of March 31, 2021, the combined remaining notional balance of the Swaps was $1.2 billion, with a weighted average fixed interest rate of 2.68% (rates range from 2.61% to 2.98%), and scheduled terminations through December 2025. Notional balances under our Swaps are scheduled to increase and decrease over their contract lengths based on our expectations of the level of variable rate debt to be in effect in future periods. After giving effect to the Swaps, a hypothetical 1% increase or decrease in interest rates would result in an approximately $1.4 million change to interest expense on our existing indebtedness as of March 31, 2021, on a quarterly basis.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item  1.  Legal Proceedings.

For a description of our legal proceedings, see Note 9 – Litigation and Regulatory Contingencies and our discussion of discontinued operations within Note 14 - Discontinued Operations of our condensed consolidated financial statements, which is incorporated by reference in response to this item.

Item  1A.  Risk Factors.

See section entitled “Risk Factors” in Item 1A of Part I of our 2020 10-K for a full description of material risks and uncertainties regarding us and our business. There have been no material changes to these risks and uncertainties disclosed in our 2020 10-K.

Item 6.  Exhibits.

Exhibit Number	Description
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

4.4
Amendment to Rights Agreement, dated as of February 4, 2021, by and between CoreLogic, Inc. and Equiniti Trust Company (Incorporated by reference herein from Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 8, 2021).

10.1	Form of Notice of Restricted Stock Unit Grant and Form of Restricted Stock Unit Award Agreement (2021 NEO) under the CoreLogic, Inc. 2018 Performance Incentive Plan.✓†

10.2	Form of Notice of Performance-Based Restricted Stock Unit Grant and Form of Performance-Based Restricted Stock Unit Award Agreement (2021) under the CoreLogic, Inc. 2018 Performance Incentive Plan.✓†

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. ✓

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 ✓

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. **

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. **

101
The following unaudited consolidated financial statements for the quarter ended March 31, 2021 included in this quarterly report on Form 10-Q formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.✓

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101).✓

✓	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement in which any director or named executive officer participates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoreLogic, Inc.
(Registrant)

By: /s/ Frank D. Martell
Frank D. Martell
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ James L. Balas
James L. Balas
Chief Financial Officer
(Principal Financial Officer)

By: /s/ John K. Stumpf
John K. Stumpf
Controller
(Principal Accounting Officer)
Date:	May 7, 2021